Form 10-Q
period 2014-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2014-08-13
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-191706

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4211 West Boy Scout Blvd., Suite 500 Tampa, FL 33607	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2014, there were 336,075 shares of common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$102,000	$200,000
Other assets	140,233	—

Total assets	$242,233	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable due to affiliates	$30,739	$—
Accounts payable and other liabilities	64,689	—

Total liabilities	95,428	—
Stockholder’s equity:
Preferred stock, $0.01 par value per share, 100,000,000 and 50,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 250,000,000 and 300,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 20,000 shares issued and outstanding	200	200
Class T common stock, $0.01 par value per share, 250,000,000 and 0 shares authorized as of June 30, 2014 and December 31, 2013, respectively; none issued and outstanding	—	—
Additional paid-in capital	199,800	199,800
Accumulated loss	(54,656)	—

Total stockholder’s equity	145,344	200,000
Noncontrolling interests	1,461	—

Total equity	146,805	200,000

Total liabilities and stockholder’s equity	$242,233	$200,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2014

(Unaudited)

Three and Six Months Ended June 30, 2014
Expenses:
General and administrative expenses	$18,635
Acquisition related expenses	36,560

Total expenses	55,195

Consolidated net loss	(55,195)
Net loss attributable to noncontrolling interests in consolidated partnership	539

Net loss attributable to the Company	$(54,656)

Weighted average number of common shares outstanding:
Class A basic and diluted	20,000

Net loss per common share:
Class A basic and diluted	$(2.73)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock
	Class A		Additional		Total
	No. of	Par	Paid in	Accumulated	Stockholder’s	Noncontrolling	Total
	Shares	Value	Capital	Loss	Equity	Interests	Equity

Balance, December 31, 2013	20,000	$200	$199,800	$—	$200,000	$—	$200,000
Issuance of noncontrolling interests	—	—	—	—	—	2,000	2,000
Accumulated loss	—	—	—	(54,656)	(54,656)	(539)	(55,195)

Balance, June 30, 2014	20,000	$200	$199,800	$(54,656)	$145,344	$1,461	$146,805

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

For the Six Months Ended June 30, 2014

(Unaudited)

Six Months Ended June 30, 2014
Cash flows from operating activities:
Consolidated net loss	$(55,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and other liabilities	41,670
Accounts payable due to affiliates	30,739
Other assets	(17,214)

Net cash provided by operating activities	—
Cash flows from investing activities:
Payments of real estate deposits	(100,000)

Net cash used in investing activities	(100,000)
Cash flows from financing activities:
Proceeds from noncontrolling interests in Operating Partnership	2,000

Net cash provided by financing activities	2,000

Net change in cash	(98,000)
Cash and cash equivalents - Beginning of period	200,000

Cash and cash equivalents - End of period	$102,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, incorporated on January 11, 2013, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ending December 31, 2014, or the first year in which the Company commences material operations, if later. For the period from January 11, 2013 through December 31, 2013, the Company had not begun principal operations. Substantially all of the Company’s business is expected to be conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. The Company owns a 99.01% interest in the Operating Partnership and the Advisor owns a .99% interest in the Operating Partnership. On January 31, 2013, the Company issued 20,000 shares of common stock in a private placement to Carter Validus REIT Management Company II, LLC, a Florida limited liability company, or the Sponsor, at a purchase price of $10.00 per share, for an aggregate purchase price of $200,000. Subsequently, the shares were reclassified as Class A shares of common stock. The Company contributed the proceeds from that sale to the Operating Partnership for 20,000 general partnership units of the Operating Partnership.

The Company is offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP) in a primary offering on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Offering (Commission File Number: 333-191706). The Company is offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.574 per Class T share.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC, or SC Distributors, the affiliated Dealer-Manager of the Offering, and UMB Bank, N.A., as escrow agent, or the Escrow Agreement, the Company is required to deposit all subscription proceeds in escrow until the Company receives subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. As of July 3, 2014, the Company had satisfied these conditions. As of July 3, 2014, the Company had accepted investors’ subscriptions for and issued approximately 213,333 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $2,000,000. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania and Washington, the conditions of which, to date, have not been satisfied. As of July 3, 2014, the Company had approximately $2,248,000,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. SC Distributors, LLC, or the Dealer Manager, an affiliate of the Advisor, serves as the dealer manager of the Offering. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on medical facilities and data centers, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt.

As of June 30, 2014, neither the Company nor the Operating Partnership had purchased any properties or other investments. See Note 9—“Subsequent Events—Acquisition of the Cy Fair Surgical Center.”

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc. and the Operating Partnership.

Note 2—Summary of Significant Accounting Policies

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation and Basis of Presentation

For the period from January 11, 2013 through December 31, 2013, the Company had not begun principal operations. The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and the Operating Partnership. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Real Estate Investments

Depreciation

Real estate costs related to the acquisition, development, construction and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs will include all costs that do not extend the useful life of the real estate asset. The Company will consider the period of future benefit of an asset in determining the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class will be generally as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties determined to be business combinations, the Company will allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will be allocated to land and building based on management’s determination of the relative fair value of these assets. Management will determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management will include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values will be capitalized as intangible lease assets or liabilities. Above-market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs will be included in real estate assets in the accompanying consolidated balance sheets and will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles will be included in real estate assets in the accompanying condensed consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Impairment of Long Lived Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.

Real Estate-Related Notes Receivables

The Company may invest in real estate-related notes receivables that represent loans that the Company intends to hold to maturity. They will be classified as real estate-related notes receivables. Accordingly, these notes will be recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is determined to be impaired. Premiums, discounts, and net origination fees will be amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan.

The Company will evaluate the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. A real estate-related note receivable will be considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a real estate-related note receivable is considered to be impaired, the amount of loss will be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the real estate-related note receivable’s effective interest rate or to the value of the underlying collateral if the real estate-related note receivable is collateral dependent.

Rents and Other Receivables

The Company will evaluate the collectability of amounts due from tenants at each balance sheet date and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

Noncontrolling Interest in Operating Partnership

The Company is the sole general partner of the Operating Partnership and the Advisor is the initial limited partner of the Operating Partnership. The Company owns a 99.01% interest in the Operating Partnership and the Advisor owns a .99% interest in the Operating Partnership. The Company consolidates the Operating Partnership and reports unaffiliated partners’ interests in the Operating Partnership as noncontrolling interests. Noncontrolling interests are reported within the equity section of the consolidated financial statements, and amounts attributable to controlling and noncontrolling interests are reported separately in the accompanying condensed consolidated statement of operations and accompanying condensed consolidated statement of stockholder’s equity.

Revenue Recognition

The Company will recognize revenue when all four of the following basic criteria are met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Rental Revenue

In accordance with ASC Topic 840, Leases, minimum rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements will be credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which will be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses are incurred.

Interest Income

Interest income on performing real estate-related notes receivables will be accrued as earned. Interest income on an impaired real estate-related note receivable will be recognized on a cash basis. Fees related to the buy down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the real estate-related note receivable will be amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method.

Accounting for Stock-Based Compensation

The Company will account for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for that period. As of June 30, 2014, the Company had 20,000 weighted-average shares of Class A common stock outstanding.

Deferred Financing Cost

Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2014, the Company’s deferred financing costs were $23,019 and related to the Company’s credit facility agreement, which was entered into on July 31, 2014. See Note 9—“Subsequent Events—Credit Facility” for a discussion on the Company’s credit facility agreement. Deferred financing costs are reported in other assets in the accompanying condensed consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company may enter into derivative contracts to add stability to future cash flows by managing its exposure to interest rate movements. The Company may utilize derivative instruments, including interest rate swaps, to effectively convert a portion of its variable rate debt to fixed rate debt. The Company will not enter into derivative instruments for speculative purposes.

The Company will account for its derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, which requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statement of operations during the current period.

In accordance with ASC 815, the Company will designate interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instruments will be recognized in the statement of operations during the current period.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2014, or the first year in which the Company commences material operations, if later. To qualify and maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis. See Note 9—“Subsequent Events—Distributions” for distributions approved by the board of directors on July 16, 2014.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.

Concentration of Credit Risk

At June 30, 2014 and December 31, 2013, the Company had no cash on deposit in excess of federally insured levels. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash. There were no restrictions on the use of the Company’s cash as of June 30, 2014 and December 31, 2013.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2014, or the first year in which the Company commences material operations, if later. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders.

The dividends paid deduction of a REIT for qualifying dividends paid to its stockholders is computed using the Company’s taxable income as opposed to net income reported in the financial statements. Taxable income, generally, will differ from net income reported in the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the three and six months ended June 30, 2014. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination will be 2014.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of and Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. The objective of ASU 2014-12 is to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. The adoption of ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Other Assets

Other assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Real estate escrow deposits	$100,000	$—
Deferred financing costs	23,019	—
Prepaid assets	17,214	—

	$140,233	$—

Note 4 — Stockholder’s Equity

General

The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 500,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The company intends to issue $2,250,000,000 in Class A and Class T shares of common stock in its primary offering, and $100,000,000 in Class A and Class T shares of common stock pursuant to a distribution reinvestment plan at 95% of the purchase price per share. Other than the differing fees with respect to each class and the payment of a distribution fee out of cash otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive distributions as may be authorized by the Company’s board of directors, to receive all assets available for distribution to stockholders in accordance with the Maryland General Corporation Law and to all other rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences, preemptive, conversion, exchange, sinking fund or redemption rights.

The charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of redemption of each class of stock so issued. As of June 30, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The Company has adopted a DRIP through which the Company’s stockholders, and, subject to certain conditions set forth in the DRIP, any stockholder or partner of any other publicly offered limited partnership, real estate investment trust or other real estate program sponsored by the Advisor, or its affiliates, may elect to purchase shares of the Company’s common stock with distributions from the Company or distributions from such other programs. The Company will discontinue sales of shares under the DRIP on the earlier of the date the Company sells all the shares registered for sale under the DRIP and two years from the effective date of the Offering, unless the Company elects to extend such date. The Company may reallocate the shares of common stock between the primary offering and the DRIP.

Participants purchasing shares pursuant to the DRIP will have the same rights as stockholders with respect to shares purchased under the DRIP and will be treated in the same manner as if such shares were issued pursuant to the Offering. No selling commissions, dealer manager fees or distribution fees will be paid with respect to shares purchased pursuant to the DRIP. At its discretion, the Company may amend, suspend or terminate the DRIP or a participant’s individual participation in the DRIP upon ten days’ notice.

Distributions

After the Company raises the minimum offering amount, it intends to make regular cash distributions to stockholders. It is the Company’s intent to fund such distributions from cash flow from operations. However, if the Company is unable to do so, it will look to other sources including borrowings, advances from the Advisor, the Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, and offering proceeds. The board of directors will determine the amount of the distributions to stockholders. The board’s determination will be based on a number of factors, including funds available from operations, capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain the Company’s REIT status under the Code. As a result, the distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT under the Code, the Company must make distributions equal to at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year. See Note 9—“Subsequent Events—Distributions” for distributions approved by the board of directors on July 16, 2014.

Note 5 — Related-Party Transactions and Arrangements

The Company executed an advisory agreement with the Advisor, a dealer manager agreement with the Dealer Manager and a property management and leasing agreement with the Property Manager, which will entitle the Advisor, certain affiliates of the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering expenses incurred by the Advisor and the Dealer Manager on behalf of the Company and certain other operating costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Type of Compensation/Affiliate	Determination of Amount
Offering Stage
Selling Commission – Dealer Manager

The Company will pay the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All of the sales commissions are expected to be re-allowed to participating broker-dealers.

The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP.

Dealer Manager Fee – Dealer Manager	The Company will pay the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP.

Distribution Fee – Dealer Manager

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the Offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP.

The Company will not pay a distribution fee with respect to Class A shares.

Organization and Offering Expenses – Advisor	The Company will reimburse the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross offering proceeds.

Operational Stage
Acquisition Fees – Advisor	The Company will pay to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property or the amount of funds advanced with respect to a mortgage loan, exclusive of acquisition fees and acquisition expenses.

Acquisition Expenses – Advisor	The Company will reimburse the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on property not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.

Asset Management Fee – Advisor

The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed) and is payable monthly in arrears. The Advisor may, in its sole discretion, choose to take any monthly asset management fee in the form of subordinated restricted Class B Units of the Operating Partnership. In the event the Advisor chooses to be compensated in Class B Units, then the Operating Partnership will, within 30 days after the end of the applicable month (subject to the approval of the board of directors), issue a number of restricted Class B Units to the Advisor equal to: (i) the cost of assets multiplied by 0.0625% (or the lower of the cost of assets and the applicable quarterly net asset value, or NAV, multiplied by 0.0625%, once the Company begins calculating NAV) divided by (ii) the value of one Class A share of common stock as of the last day of such calendar month, which will be the offering price, less selling commissions and dealer manager fees, until such time as the Company calculates NAV, when it will then be the per share NAV for Class A shares.

The Advisor will be entitled to receive certain distributions of net sales proceeds on the vested and unvested Class B Units it receives in connection with its assets management services at the same rate as distributions received on the Company’s common stock. Such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met.

Property Management and Leasing Fees – Property Manager	In connection with the rental, leasing, operation and management of the Company’s properties, the Company will pay the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000.

Construction Management Fee – Property Manager	For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable.

Operating Expenses – Advisor	The Company will reimburse the Advisor at the end of each fiscal quarter for operating expenses incurred on its behalf. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. As of June 30, 2014, the Advisor waived, without recourse, approximately $10,000 in administrative service expenses, including payroll-related expenses.

Liquidation/Listing Stage
Disposition Fees – Advisor	The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission.

Subordinated Participation in Net Sale Proceeds (payable only if the Company is not listed on an exchange) – Advisor	The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors.

Subordinated Incentive Listing Fee (payable only if the Company is listed on an exchange) – Advisor	The Advisor will receive 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return.

Subordinated Distribution Upon Termination of the Advisory Agreement – Advisor	Upon termination or non-renewal of the advisory agreement with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of June 30, 2014 and December 31, 2013:

Entity	Fee	June 30, 2014	December 31, 2013
Carter Validus Advisors II, LLC and its affiliates	Acquisition costs	$4,515	$—
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	26,224	—

		$30,739	$—

Note 6 — Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 7 — Organization and Offering Expenses

The Company will reimburse the Advisor, or its affiliates, for organization and offering expenses incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses incurred by the Company to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that other organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) will be approximately 1.25% of the gross offering proceeds. Other organization expenses will be expensed as incurred and offering expenses will be charged to stockholder’s equity as such amounts are reimbursed to the Advisor.

Selling commissions, dealer manager fees and distribution fees will be charged to stockholder’s equity. When accrued, offering expenses will be charged to stockholder’s equity as such amounts will be reimbursed to the Advisor, or its affiliates, from the gross proceeds of the Offering. The Advisor and its affiliates incurred organization and offering expenses on the Company’s behalf of approximately $1,929,000 as of June 30, 2014. These costs will be recognized in the condensed consolidated financial statements when the Company becomes obligated to reimburse such costs.

Note 8 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Related-Party Transactions

See Note 5—“Related-Party Transactions and Arrangements” for disclosure of related-party transactions.

Note 9 — Subsequent Events

Subscriptions

Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow until it received subscriptions aggregating at least $2,000,000 of shares of its common stock (in any combination of Class A shares or Class T shares), excluding subscriptions from residents of Pennsylvania and Washington. As of July 3, 2014, the Company had satisfied these conditions. As of August 11, 2014, the Company had accepted investors’ subscriptions for and issued approximately 336,075 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $3,223,500. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania and Washington, the conditions of which, to date, have not been satisfied. As of August 11, 2014, the Company had approximately $2,246,776,500 in Class A shares and Class T shares of common stock remaining in the Offering.

Restricted Stock Award

On July 11, 2014, the Company awarded 9,000 shares of Class A restricted stock under its 2014 Restricted Share Plan to independent board members in connection with their election to the board of directors and the effectiveness of the Company’s Registration Statement by the SEC. These shares vest over a period of four years with graded vesting of 25% per year over the requisite service period. The restricted stock awards were issued at fair value on the date of issuance.

Distributions

On July 16, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of its first property acquisition and ending on August 31, 2014. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A and Class T common stock. The distributions for each record date in July 2014 and August 2014 would be paid in August 2014 and September 2014, respectively. The distributions will be payable to stockholders from legally available funds therefor.

On August 1, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2014 and ending November 30, 2014. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A and Class T common stock. The distributions for each record date in September 2014, October 2014 and November 2014 would be paid in October 2014, November 2014 and December 2014, respectively. As of August 6, 2014, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Credit Facility

On July 31, 2014, the Company entered into a credit agreement with KeyBank National Association, or KeyBank, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $35,000,000, or the KeyBank Credit Facility. The actual amount available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility agreement. The KeyBank Credit Facility matures on July 31, 2017 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

On July 31, 2014, the Company added the Cy Fair Surgical Center (as defined below) to the collateral pool of the KeyBank Credit Facility, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $2,893,000. As of August 11, 2014, the Company had drawn $2,143,000 under the KeyBank Credit Facility and had approximately $750,000 remaining available thereunder.

Acquisition of the Cy Fair Surgical Center

On July 31, 2014, the Company completed the acquisition of a 100% fee simple interest in a 13,645 square foot surgical center, or the Cy Fair Surgical Center, located in Houston, Texas, for a purchase price of $4,450,000, plus closing costs. The Company financed the purchase of the Cy Fair Surgical Center using net proceeds from the Offering and the KeyBank Credit Facility. The Cy Fair Surgical Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase allocation; it is therefore impractical to provide pro-forma information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in our registration statement on Form S-11 (Commission File Number: 333-191706, effective May 29, 2014), or our Registration Statement, as filed with the Securities and Exchange Commission, or the SEC, and the prospectus contained therein, as amended or supplemented.

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., or the Company and Carter Validus Operating Partnership II, LP, or our Operating Partnership.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. For the period from January 11, 2013 through December 31, 2013, we had not begun principal operations. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ending December 31, 2014, or the first year in which we commence material operations, if later. We are offering for sale to the public on a “best efforts” basis a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP) in a primary offering pursuant to our Registration Statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended, or the Offering. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering shall be $10.00 per Class A share and $9.574 per Class T share. Our Registration Statement was declared effective by the SEC on May 29, 2014.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC, or SC Distributors, the affiliated dealer manager of the Offering, and UMB Bank, N.A., as escrow agent, we are required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. As of July 3, 2014, we had satisfied these conditions. As of July 3, 2014, we had accepted investors’ subscriptions for and issued approximately 213,333 shares of Class A common stock in our public offering, resulting in receipt of gross proceeds of approximately $2,000,000. In addition, we have special escrow requirements for subscriptions from residents of Pennsylvania and Washington, the conditions of which, to date, have not been satisfied. As of July 3, 2014, we had approximately $2,248,000,000 in Class A shares and Class T shares of common stock remaining in our public offering.

Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, or our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and will select the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees.

As of June 30, 2014, we had not purchased any real estate or real-estate related investments. On July 31, 2014, we purchased the Cy Fair Surgical Center. See Note 9—“Subsequent Events—Acquisition of the Cy Fair Surgical Center” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Once we commence our significant operations of investing in real estate and real estate-related investments, we expect our critical accounting policies will relate to investments in real estate assets, allocation of purchase price of acquired assets, valuation of real estate assets, revenue recognition and income taxes.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986 and, we intend to be taxed as such beginning with our taxable year ending December 31, 2014, or the first year in which we commence material operations, if later. We have not yet qualified as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income available for distributions to our stockholders.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

For the period from January 11, 2013 to December 31, 2013, we had not begun principal operations.

For the three and six months ended June 30, 2014, we incurred a net loss of approximately $55,000, which was primarily related to acquisition related expenses in the amount of $37,000 and general and administrative expenses of $18,000, which consisted of directors and officers liability insurance in the amount of $8,000 and board of directors’ fees in the amount of $10,000.

Organization and Offering Expenses

We will reimburse our Advisor, or its affiliates, for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred organization and offering expenses on our behalf of approximately $1,929,000 as of June 30, 2014. These costs will be recognized in our accompanying condensed consolidated financial statements when the Company becomes obligated to reimburse such costs. Thereafter, we will record such expenses to the extent that they, along with the selling commissions, dealer manager fees and distribution fees, do not exceed 15% of gross offering proceeds.

When recorded by us, other organization expenses will be expensed as incurred and offering expenses will be charged to stockholder’s equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering.

Cash Flows

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2014 was $100,000. During the six months ended June 30, 2014, net cash flows used in investing activities related to payments of real estate deposits in the amount of $100,000.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2014 was $2,000. During the six months ended June 30, 2014, net cash flows provided by financing activities related to proceeds from noncontrolling interests in the Operating Partnership.

Liquidity and Capital Resources

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and SC Distributors, LLC, or the Dealer Manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution fees, and offering expenses.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings, and the net proceeds of the Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of the Offering in properties and real estate-related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of the Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Contractual Obligations

As of June 30, 2014, we did not have any material contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor, or its affiliates, for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer manager fees, distribution fees, asset and property management fees and reimbursement of operating costs. See Note 5—“Related-Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, consistent with NAREIT’s definition, as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnership and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income (loss) analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report its investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets.

The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

In addition, we believe it is appropriate to disregard asset impairment write-downs as it is a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.

In developing estimates of expected future cash flow, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an asset impairment, the extent of such loss, if any, as well as the carrying value of the real estate asset.

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) no later than three to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in the Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor, or its affiliates, and third parties. Such fees and expenses will not be reimbursed by our Advisor, or its affiliates, and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor, or its affiliates, will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, these fees and expenses and other costs related to such property. In addition, MFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.

In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations in accordance with GAAP.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operation performance and considered more prominently than the non-GAAP FFO and measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net income (loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the six months ended June 30, 2014:

Six Months Ended June 30, 2014
Net loss attributable to the Company	$(54,656)
Add:
Net loss attributable to noncontrolling interest	539

FFO	$(55,195)

Adjustments:
Acquisition related expenses (1)	$36,560
Noncontrolling interest’s share of the above adjustments related to the consolidated partnership	(362)

MFFO	$(18,997)

Weighted average Class A common shares outstanding - basic and diluted	20,000

Net loss per Class A common share - basic and diluted	$(2.73)

FFO per Class A common share - basic and diluted	$(2.76)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. When we commence significant operations, we expect that the primary market risk to which we will be exposed will be interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings, prepayment penalties and cash flows, and by lowering overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of June 30, 2014, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our prospectus dated June 27, 2014, as supplemented or amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended, or the Securities Act.

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 of shares of common stock to be made available pursuant to our DRIP) in a primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.574 per Class T share. In connection with our public offering, as of June 30, 2014, we had not incurred any dealer manager fees, selling commissions or due diligence expense reimbursements as we had not satisfied the minimum offering requirement. As of June 30, 2014, our Advisor and its affiliates incurred organization and offering expenses on our behalf of approximately $1,929,000. The organization and offering expenses are not included in the accompanying condensed consolidated financial statements because such costs are not our liability until we receive the subscriptions for the minimum number of shares of common stock.

As of June 30, 2014, we had not received subscriptions for the minimum offering and had not received any proceeds from our public offering. Pursuant to the escrow agreement by and among SC Distributors, LLC, or SC Distributors, the affiliated dealer manager of our public offering, and UMB Bank, N.A., as escrow agent, we were required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. As of July 3, 2014, we had satisfied these conditions. As of July 3, 2014, we had accepted investors’ subscriptions for and issued approximately 213,333 shares of Class A common stock in our public offering, resulting in receipt of gross proceeds of approximately $2,000,000. In addition, we have special escrow requirements for subscriptions from residents of Pennsylvania and Washington, the conditions of which, to date, have not been satisfied. As of July 3, 2014, we had approximately $2,248,000,000 in Class A shares and Class T shares of common stock remaining in our public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT II, INC. (Registrant)

Date: August 13, 2014	By	/S/ JOHN E. CARTER
John E. Carter Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2014	By	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

1.1	Amended and Restated Dealer Manager Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated June 10, 2014 (included as Exhibit 1.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

1.2	Form of Participating Broker-Dealer Agreement by and between SC Distributors, LLC and the Participating Broker Dealers (included as Exhibit 1.2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-191706) filed May 8, 2014 and incorporated by reference herein)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

4.2	Form of Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

4.3	Form of Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

4.5	Form of Dual-Product Subscription Agreement (included as Appendix F to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

4.6	Form of Multi-Product Subscription Agreement (included as Appendix G to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

10.1	Amended and Restated Escrow Agreement by and between Carter Validus Mission Critical REIT II, Inc., SC Distributors, LLC and UMB Bank, N.A., dated June 11, 2014 (included as Exhibit 10.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.2	Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC, dated June 10, 2014 (included as Exhibit 10.2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.3	Management Agreement, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 19, 2014 (included as Exhibit 10.3 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-191706) filed May 20, 2014 and incorporated by reference herein)

10.4	Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated June 10, 2014 (included as Exhibit 10.4 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.5	Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014 and incorporated by reference herein)

10.6	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S–11 (File No. 333-191706) filed March 27, 2014 and incorporated by reference herein)

10.7	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014 and incorporated by reference herein)

10.8	Credit Agreement by and among Carter Validus Operating Partnership II, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book runner, dated July 31, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.9	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.10	Indemnity Agreement Regarding Hazardous Materials by and among Carter Validus Operating Partnership II, LP, Carter Validus Mission Critical REIT II, Inc., and HC-11250 Fallbrook Drive, LLC for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.11	Deed of Trust, Security Agreement and Assignment of Leases and Rents from HC-11250 Fallbrook Drive, LLC, as guarantor, to Hugh C. Talton, II, as trustee, for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.12	Assignment of Leases and Rents by HC-11250 Fallbrook Drive, LLC to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.13	Swing Loan Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.14	Revolving Credit Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.15	Contribution Agreement by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and the other guarantors as identified therein, dated July 31, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.16	Purchase Agreement, dated June 5, 2014, between Cy-Fair Surgical Properties, LTD and Carter Validus Properties, LLC (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.17	First Amendment to Purchase Agreement, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.18	Second Amendment to Purchase Agreement, dated July 23, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.19	Assignment of Purchase Agreement, dated June 26, 2014, between Carter Validus Properties, LLC, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.20	Assignment and Assumption of Leases, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.