Form 10-Q
period 2014-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2014-11-14
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-191706

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

4211 West Boy Scout Blvd., Suite 500 Tampa, Florida 33607	N/A
(Former address, if changed since last report)	(Former name and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2014, there were approximately 3,611,000 shares of common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Land	$762,210	$—
Buildings and improvements	2,970,012	—
Acquired intangible assets	717,778	—

	4,450,000	—
Less: accumulated depreciation and amortization	(33,777)	—

Total real estate, net	4,416,223	—
Cash and cash equivalents	11,567,650	200,000
Other assets	806,033	—

Total assets	$16,789,906	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable due to affiliates	$1,057,031	$—
Accounts payable and other liabilities	641,663	—

Total liabilities	1,698,694	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 and 50,000,000 shares authorized; none outstanding, respectively	—	—
Class A common stock, $0.01 par value per share, 250,000,000 and 300,000,000 shares authorized; 1,879,439 and 20,000 shares outstanding, respectively	18,794	200
Class T common stock, $0.01 par value per share, 250,000,000 and 0 shares authorized; none outstanding, respectively	—	—
Additional paid-in capital	15,698,550	199,800
Accumulated deficit	(627,999)	—

Total stockholders’ equity	15,089,345	200,000
Noncontrolling interests	1,867	—

Total equity	15,091,212	200,000

Total liabilities and stockholders’ equity	$16,789,906	$200,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014

(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue:
Rental revenue	$65,084	$65,084

Expenses:
Rental expenses	3,618	3,618
General and administrative expenses	180,495	199,130
Acquisition related expenses	268,738	305,298
Asset management fees	5,589	5,589
Depreciation and amortization	33,777	33,777

Total expenses	492,217	547,412

Loss from operations	(427,133)	(482,328)
Interest expense	53,957	53,957

Consolidated net loss	(481,090)	(536,285)
Net loss (income) attributable to noncontrolling interests in consolidated partnership	(428)	111

Net loss attributable to common stockholders	$(481,518)	$(536,174)

Weighted average number of common shares outstanding:
Class A basic and diluted	671,425	239,528

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.72)	$(2.24)

Distributions declared per common share	$0.14	$0.38

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A
	No. of Shares	Par Value
Balance, December 31, 2013	20,000	$200	$199,800	$—	$200,000	$—	$200,000
Issuance of common stock	1,857,228	18,572	18,218,249	—	18,236,821	—	18,236,821
Issuance of common stock under the distribution reinvestment plan	2,211	22	20,980	—	21,002	—	21,002
Issuance of noncontrolling interests	—	—	—	—	—	2,000	2,000
Distributions to noncontrolling interests	—	—	—	—	—	(22)	(22)
Commissions on sale of common stock and related dealer manager fees	—	—	(1,522,835)	—	(1,522,835)	—	(1,522,835)
Other offering costs	—	—	(1,223,269)	—	(1,223,269)	—	(1,223,269)
Stock-based compensation	—	—	5,625	—	5,625	—	5,625
Distributions declared to common stockholders	—	—	—	(91,825)	(91,825)	—	(91,825)
Net loss	—	—	—	(536,174)	(536,174)	(111)	(536,285)

Balance, September 30, 2014	1,879,439	$18,794	$15,698,550	$(627,999)	$15,089,345	$1,867	$15,091,212

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(Unaudited)

Nine Months Ended September 30, 2014
Cash flows from operating activities:
Consolidated net loss	$(536,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,777
Amortization of deferred financing costs	22,968
Stock-based compensation	5,625
Changes in operating assets and liabilities:
Accounts payable and other liabilities	274,911
Accounts payable due to affiliates	11,344
Other assets	(53,861)

Net cash used in operating activities	(241,521)
Cash flows from investing activities:
Investment in real estate	(4,150,000)
Investment in real estate - deposits	(300,000)

Net cash used in investing activities	(4,450,000)
Cash flows from financing activities:
Proceeds from credit facility	2,892,500
Payments on credit facility	(2,892,500)
Payments of deferred financing costs	(475,140)
Offering costs on issuance of common stock	(1,700,417)
Distributions to stockholders	(4,071)
Proceeds from issuance of common stock	18,236,821
Contributions from noncontrolling interests in Operating Partnership	2,000
Distributions to noncontrolling interests in Operating Partnership	(22)

Net cash provided by financing activities	16,059,171

Net change in cash	11,367,650
Cash and cash equivalents - Beginning of period	200,000

Cash and cash equivalents - End of period	$11,567,650

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$21,002
Supplemental cash flow disclosure:
Interest paid	$5,036

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, incorporated on January 11, 2013, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ending December 31, 2014. For the period from January 11, 2013 through December 31, 2013, the Company had not begun principal operations. Substantially all of the Company’s business is expected to be conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. The Company owns a 99.99% interest in the Operating Partnership and the Advisor owns a .01% interest in the Operating Partnership. On January 31, 2013, the Company issued 20,000 shares of common stock in a private placement to Carter Validus REIT Management Company II, LLC, a Florida limited liability company, or the Sponsor, at a purchase price of $10.00 per share, for an aggregate purchase price of $200,000. Subsequently, the shares were reclassified as Class A shares of common stock. The Company contributed the proceeds from that sale to the Operating Partnership for 20,000 general partnership units of the Operating Partnership.

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Offering (Commission File Number: 333-191706, effective May 29, 2014). The Company is offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.574 per Class T share.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC, or SC Distributors, the Dealer Manager of the Offering, and UMB Bank, N.A., as escrow agent, the Company was required to deposit all subscription proceeds in escrow until the Company received subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. The Company satisfied these conditions on July 3, 2014. As of September 30, 2014, the Company had accepted investors’ subscriptions for and issued approximately 1,859,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $18,258,000, before selling commissions and dealer-manager fees of approximately $1,523,000 and other offering costs of approximately $1,223,000. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which, to date, have not been satisfied, and Washington, the conditions of which were satisfied on September 8, 2014. As of September 30, 2014, the Company had approximately $2,331,742,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. SC Distributors serves as the dealer manager of the Offering. On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of the Dealer Manager was acquired by RCS Capital Corp. There has been no impact to the operations of the Company as a result of this transaction. The Advisor, the Property Manager and the Dealer Manager receive fees for services related to the Offering, acquisition and operational stages and will receive fees during the liquidation stage.

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

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in and Valuation of Real Estate and Related Assets

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties determined to be business combinations, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values will be capitalized as intangible lease assets or liabilities. Above-market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in real estate assets in the accompanying condensed consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment loss has been recorded to date.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

Real Estate Escrow Deposits

Real estate escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate, which are included in other assets in the accompanying condensed consolidated balance sheets.

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

Noncontrolling Interest in Operating Partnership

The Company is the sole general partner of the Operating Partnership and the Advisor is the initial limited partner of the Operating Partnership. The Company owns a 99.99% interest in the Operating Partnership and the Advisor owns a .01% interest in the Operating Partnership. The Company consolidates the Operating Partnership and reports unaffiliated partners’ interests in the Operating Partnership as noncontrolling interests. Noncontrolling interests are reported within the equity section of the consolidated financial statements, and amounts attributable to controlling and noncontrolling interests are reported separately in the accompanying condensed consolidated statements of operations and accompanying condensed consolidated statement of stockholders’ equity.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Rental Revenue

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis. The Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of September 30, 2014, the Company did not have an allowance for uncollectible tenant receivables.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three and nine months ended September 30, 2014, there were 9,000 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Deferred Financing Costs

Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2014, the Company’s deferred financing costs, net of accumulated amortization, were approximately $452,000 related to the Company’s credit facility agreement, which was entered into on July 31, 2014. Deferred financing costs are reported in other assets in the accompanying condensed consolidated balance sheets.

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

The Company will account for its derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, which requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the statements of operations during the current period.

In accordance with ASC 815, the Company will designate interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instruments will be recognized in the statements of operations during the current period.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2014, 100% of the Company’s consolidated revenues were generated from one real estate investment consisting of a single tenant in one geographic area. The Company’s chief operating decision maker evaluates operating performance on an overall portfolio wide level; therefore, the Company reports one reportable segment.

Concentration of Credit Risk and Significant Leases

As of September 30, 2014, the Company had cash on deposit in one financial institution which had deposits in excess of current federally insured levels totaling approximately $11,010,000. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of September 30, 2014, the Company owned real estate in one metropolitan statistical area, or MSA, which accounted for 100% of rental revenue. The property is located in the Houston-The Woodlands-Sugarland, Texas area.

As of September 30, 2014, the Company had one tenant, Cy Fair Surgery Center, Ltd., that accounted for 100% of rental revenue.

Stockholders’ Equity

The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 500,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The company intends to issue $2,250,000,000 in Class A and Class T shares of common stock in its primary offering, and $100,000,000 in Class A and Class T shares of common stock pursuant to the DRIP at 95% of the purchase price per share. Other than the different fees with respect to each class and the payment of a distribution fee out of cash otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.

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

Distribution Policy and Distributions Payable

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2014. To qualify and maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On July 16, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of the first property acquisition and ending on August 31, 2014. On July 31, 2014, the Company acquired the Cy Fair Surgical Center, its first property acquisition. Therefore, the previously declared distributions began on July 31, 2014, and were calculated based on 365 days in the calendar year. The distributions were equal to $0.001753425 per share of Class A and Class T common stock, which is equal to an annualized rate of 6.4% per share of Class A and Class T common stock. Distributions are aggregated and paid in cash monthly in arrears.

On August 1, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2014 and ending on November 30, 2014. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A and Class T common stock. Distributions are aggregated and paid in cash monthly in arrears.

As of September 30, 2014, the Company paid aggregate distributions, since inception, of approximately $25,000 ($4,000 in cash and $21,000 of which were reinvested in shares of common stock pursuant to the DRIP). Distributions are payable to stockholders from legally available funds therefor. As of September 30, 2014, the Company had distributions payable of approximately $67,000. The distributions were paid on October 1, 2014, of which approximately $21,000 was paid in cash and approximately $46,000 was reinvested in shares of common stock pursuant to the DRIP.

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

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2014. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders.

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

The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the three and nine months ended September 30, 2014. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination will be 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

Note 3 — Business Combinations

During the nine months ended September 30, 2014, the Company completed the acquisition of 100% fee simple interest in one property (a medical facility) comprised of one building that was determined to be a business combination. The aggregate purchase price of the acquisition was $4,450,000, plus closing costs. The Company financed the purchase of the Cy Fair Surgical Center using net proceeds from the Offering and the KeyBank Credit Facility (as defined in Note 7—“Credit Facility”).

The following table summarizes the acquisition completed during the nine months ended September 30, 2014:

Property Description	Date Acquired	Ownership Percentage
Cy Fair Surgical Center	07/31/2014	100%

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company disinterested directors, including a majority of its independent directors. During the nine months ended September 30, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of approximately $189,000 related to its acquisition of the Cy Fair Surgical Center, which did not exceed 6.0% of the contract purchase price of the property acquisition.

Results of operations for the acquisition determined to be a business combination is reflected in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014 for the period subsequent to the acquisition date of the property. For the period from the acquisition date through September 30, 2014, the Company recognized approximately $65,000 of revenues and net loss of approximately $167,000 for its business combination acquisition.

The following table summarizes management’s allocation of the fair value of the acquisition determined to be a business combination during the nine months ended September 30, 2014 (amounts are rounded):

Cy Fair Surgical Center
Land	$762,000
Buildings and improvements	2,672,000
In-place leases	718,000
Tenant improvements	298,000

Total assets acquired	$4,450,000

Assuming the business combination described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the three and nine month periods below (amounts are rounded):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Pro forma basis:
Revenues	$96,000	$193,000
Net loss	$(192,000)	$(169,000)
Net loss attributable to common stockholders	$(193,000)	$(169,000)

The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude approximately $153,000 and $189,000, respectively, of acquisition expenses recorded related to its real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 4 — Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of September 30, 2014 (amounts are rounded):

September 30, 2014
In-place leases, net of accumulated amortization of $14,000 (with a weighted average remaining life of 10.8 years)	$704,000

$704,000

Note 5 — Other Assets

Other assets consisted of the following as of September 30, 2014 (amounts are rounded):

September 30, 2014
Deferred financing costs, net of accumulated amortization of $23,000	$452,000
Real estate escrow deposits	300,000
Accounts receivable	33,000
Prepaid assets	21,000

$806,000

Note 6 — Future Minimum Rent

The Company’s real estate asset is leased to one tenant under an operating lease. The lease has provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real asset leased to the tenant. As of September 30, 2014, the remaining lease term was 10.8 years.

The future minimum rental income from the Company’s investment in real estate under the non-cancelable operating lease for the three months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts are rounded):

Year	Amount
Three months ending December 31, 2014	$95,000
2015	379,000
2016	379,000
2017	379,000
2018	379,000
Thereafter	2,493,000

$4,104,000

Note 7 — Credit Facility

On July 31, 2014, the Operating Partnership entered into a credit agreement with KeyBank National Association, or KeyBank, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $35,000,000, or the KeyBank Credit Facility. The KeyBank Credit Facility is evidenced by a promissory note in the principal amount of $35,000,000, a credit agreement, a guaranty agreement, a contribution agreement, and a hazardous materials indemnity agreement, or collectively, the KeyBank Credit Facility Agreement. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The KeyBank Credit Facility matures on July 31, 2017 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

During the initial and extended term of the KeyBank Credit Facility Agreement, any loan made under the KeyBank Credit Facility shall bear interest at per annum rates equal to either: (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.00% to 3.25%, which is determined based on the overall leverage of the Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to

2.25%, which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility Agreement at a per annum rate equal to 0.30% if the average daily amount outstanding under the KeyBank Credit Facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility Agreement. The initial credit available for the Operating Partnership to borrow under the KeyBank Credit Facility will be a maximum principal amount of $2,893,000 and will increase if the Operating Partnership adds additional properties to the collateral pool to secure the KeyBank Credit Facility. Additional financial institutions are expected to become lenders under the KeyBank Credit Facility and, subject to certain conditions, the KeyBank Credit Facility can be increased up to $300,000,000. The obligations of the Operating Partnership with respect to the KeyBank Credit Facility Agreement are guaranteed by the Company, including but not limited to, the payment of any outstanding indebtedness under the KeyBank Credit Facility Agreement and all terms, conditions and covenants of the KeyBank Credit Facility Agreement, as further discussed below.

The KeyBank Credit Facility Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the KeyBank Credit Facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The KeyBank Credit Facility Agreement imposes the following financial covenants, which are specifically defined in the KeyBank Credit Facility Agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; (g) minimum debt yield; and (h) minimum number of properties in the collateral pool.

On July 31, 2014, in connection with the Company’s acquisition of the Cy Fair Surgical Center, the Operating Partnership, through a wholly-owned subsidiary, entered into an assignment of leases and rents with KeyBank to add the Cy Fair Surgical Center to the collateral pool of the KeyBank Credit Facility, which increased the Operating Partnership’s borrowing base availability under the KeyBank Credit Facility by approximately $2,893,000. The Operating Partnership also pledged a security interest in the Cy Fair Surgical Center as collateral to secure the KeyBank Credit Facility pursuant to a deed of trust, dated July 31, 2014. During the nine months ended September 30, 2014, the Company borrowed and repaid approximately $2,893,000 under the KeyBank Credit Facility. As of September 30, 2014, the Company had an aggregate borrowing base availability of approximately $2,893,000.

Note 8 — Related-Party Transactions and Arrangements

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All sales commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three and nine months ended September 30, 2014, the Company paid the Dealer Manager approximately $1,523,000 for selling commissions and dealer manager fees in connection with the Offering.

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the Offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares. For the three and nine months ended September 30, 2014, the Company did not incur any distribution fees to the Dealer Manager.

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross offering proceeds. As of September 30, 2014, the Advisor incurred approximately $2,724,000 on the Company’s behalf in offering costs. The Company reimbursed approximately $197,000 in offering expenses to the Advisor, or its affiliates, and accrued approximately $1,046,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of September 30, 2014. Other organization expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property or the amount of funds advanced with respect to a mortgage loan, exclusive of acquisition fees and acquisition expenses. For the three and nine months ended September 30, 2014, the Company paid approximately $89,000 in acquisition fees to the Advisor, or its affiliates.

The Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on property not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the three and nine months ended September 30, 2014, the Company incurred approximately $180,000 and $216,000, respectively, in acquisition expenses to the Advisor, or its affiliates.

The Company will pay to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed) which is payable monthly in arrears. The Advisor may, in its sole discretion, choose to take any monthly asset management fee in the form of subordinated restricted Class B Units of the Operating Partnership. In the event the Advisor chooses to be compensated in Class B Units, then the Operating Partnership will, within 30 days after the end of the applicable month (subject to the approval of the board of directors), issue a number of restricted Class B Units to the Advisor equal to: (i) the cost of assets multiplied by 0.0625% (or the lower of the cost of assets and the applicable quarterly net asset value, or NAV, multiplied by 0.0625%, once the Company begins calculating NAV) divided by (ii) the value of one Class A share of common stock as of the last day of such calendar month, which will be the offering price, less selling commissions and dealer manager fees, until such time as the Company calculates NAV, when it will then be the per share NAV for Class A shares. The Advisor will be entitled to receive certain distributions of net sales proceeds on the vested and unvested Class B Units it receives in connection with its assets management services at the same rate as distributions received on the Company’s common stock. Such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three and nine months ended September 30, 2014, the Company incurred approximately $6,000 in asset management fees. For the three and nine months ended September 30, 2014, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. For the three and nine months ended September 30, 2014, the Company incurred approximately $2,000 in property management fees to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable. As of September 30, 2014, the Company did not incur any construction management fees.

The Company will reimburse the Advisor at the end of each fiscal quarter for operating expenses incurred on its behalf. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. As of September 30, 2014, the Company had incurred total operating expenses in the four consecutive fiscal quarters then ended that exceeded the 2%/25% guidelines by $99,000, or the Excess Amount. On November 6, 2014 the board of directors, including all of the independent directors, determined that the Excess Amount was due to unusual and nonrecurring factors associated with the start-up costs related to the Company’s launch, such as nonscalable costs of legal fees, auditing fees, reporting fees, board of directors’ compensation and other direct general and administrative costs. The board of directors determined that these costs were incurred in 2014, and that the Company’s amount of capital raised and investments have progressed since then to a satisfactory degree. Therefore, the board of directors deemed the circumstances surrounding the Excess Amount sufficient to justify reimbursing the Advisor for direct expenses, including but not limited to start-up costs as well as direct general and administrative expenses associated with the organization of the Company and the registration and commencement of the Offering. For the three and nine months ended September 30, 2014, the Advisor incurred approximately $98,000 and $116,000, respectively, in general and administrative expenses on the Company’s behalf. For the three and nine months ended September 30, 2014, the Advisor waived, without recourse, approximately $76,000 and $86,000, respectively, in administrative service expenses, including payroll-related expenses. The Advisor has not agreed to waive any future costs.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. As of September 30, 2014, the Company did not incur any disposition fees to the Advisor, or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of September 30, 2014, the Company did not incur any subordinated sale fees to the Advisor, or its affiliates.

Upon termination or non-renewal of the advisory agreement with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2014, the Company did not incur any subordinated termination fees to the Advisor, or its affiliates.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of September 30, 2014 (amounts are rounded):

Entity	Fee	September 30, 2014
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	6,000
Carter Validus Real Estate Management Services II, LLC	Property management fees	1,000
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	4,000
Carter Validus Advisors II, LLC and its affiliates	Offering costs	1,046,000

		$1,057,000

Note 9 — Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of September 30, 2014 were comprised of the following (amounts are rounded):

September 30, 2014
Accounts payable	$7,000
Accrued interest expense	26,000
Accrued other expenses	541,000
Accrued insurance expenses	1,000
Dividends payable	67,000

$642,000

Note 10 — Economic Dependency

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

Note 11 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Related-Party Transactions

See Note 8—“Related-Party Transactions and Arrangements” for disclosures of related-party transactions.

Note 12 — Subsequent Events

Distributions paid

On October 1, 2014, the Company paid aggregate distributions of approximately $67,000 ($21,000 in cash and $46,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2014 through September 30, 2014. On November 3, 2014, the Company paid aggregate distributions of approximately $131,000 ($53,000 in cash and $78,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2014 through October 31, 2014.

Acquisition of Mercy Healthcare Facility

On October 29, 2014, the Company completed the acquisition of a 100% fee simple interest in an integrated medical facility, or the Mercy Healthcare Facility, for a purchase price of $4,100,000, plus closing costs. The Company financed the purchase of the Mercy Healthcare Facility using net proceeds from the Offering. The Mercy Healthcare Facility is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase allocation; it is therefore impractical to provide pro-forma information.

Increase in Borrowing Base Availability Under the KeyBank Credit Facility

On October 29, 2014, the Company added the Mercy Healthcare Facility to the collateral pool of the KeyBank Credit facility, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $2,665,000. As of November 11, 2014, the aggregate borrowing base availability was $5,557,500 under the KeyBank Credit Facility.

Distributions Declared

On November 6, 2014, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2014 and ending on February 28, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001753425 per share of Class A and Class T common stock. The distributions declared for each record date in the December 2014, January 2015 and February 2015 periods will be paid in January 2015, February 2015 and March 2015, respectively. As of November 11, 2014, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of November 11, 2014, the Company had accepted investors’ subscriptions for and issued approximately 3,591,000 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $35,466,000, including shares of its common stock issued pursuant to its DRIP. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which, to date, have not been satisfied. As of November 11, 2014, the Company had approximately $2,314,534,000 in Class A shares and Class T shares of common stock remaining in the Offering.

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

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., or the Company, Carter Validus Operating Partnership II, LP, our Operating Partnership, and all wholly-owned subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. For the period from January 11, 2013 through December 31, 2013, we had not begun principal operations. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ending December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, in a primary offering pursuant to our Registration Statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended, or the Offering. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share. Our Registration Statement was declared effective by the SEC on May 29, 2014.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC, or SC Distributors, the Dealer Manager of the Offering, and UMB Bank, N.A., as escrow agent, we were required to deposit all subscription proceeds in escrow until we received subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. As of July 3, 2014, we had satisfied these conditions. As of September 30, 2014, we had accepted investors’ subscriptions for and issued approximately 1,859,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in our public offering, resulting in receipt of gross proceeds of approximately $18,258,000. In addition, we have special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which, to date, have not been satisfied, and Washington, the conditions of which were satisfied on September 8, 2014. As of September 30, 2014, we had approximately $2,331,742,000 in Class A shares and Class T shares of common stock remaining in our public offering.

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

As of September 30, 2014, we had purchased one real estate property comprising of 13,645 square feet of gross leasable area for a purchase price of $4,450,000. See Note 3—“Business Combinations” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances related to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis. We are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus have discretion in selecting the supplier and have credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Impairment

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.

Purchase Price Allocation

Upon the acquisition of real properties determined to be business combinations, we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in real estate assets in the accompanying condensed consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986 and, we intend to be taxed as such beginning with our taxable year ending December 31, 2014. We have not yet qualified as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Our operating results for the three and nine months ended September 30, 2014 are primarily comprised of income derived from our real estate property, acquisition related expenses related to such purchase and administrative costs. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Revenue

For the three and nine months ended September 30, 2014, revenue was approximately $65,000 and was primarily comprised of base rent of approximately $64,000 and tenant reimbursement revenue of approximately $1,000.

As of September 30, 2014, the Cy Fair Surgical Center, which was our sole property as of such date, was 100% occupied.

Rental Expenses

For the three and nine months ended September 30, 2014, rental expenses were approximately $4,000 and primarily consisted of property management fees of approximately $2,000, other rental expenses of approximately $1,000 and insurance costs of approximately $1,000.

General and Administrative Expenses

For the three and nine months ended September 30, 2014, general and administrative expenses were approximately $180,000 and $199,000, respectively. During the three months ended September 30, 2014, general and administrative expenses primarily consisted of professional and legal fees of approximately $93,000, board of directors’ fees of approximately $35,000, restricted stock compensation of approximately $6,000, organizational costs of approximately $19,000, insurance costs of approximately $22,000 and other costs of approximately $5,000. During the nine months ended September 30, 2014 general and administrative expenses primarily consisted of professional and legal fees of approximately $93,000, board of directors’ fees of approximately $45,000, restricted stock compensation of approximately $6,000, organizational costs of approximately $19,000, insurance costs of approximately $30,000 and other costs of approximately $6,000.

Acquisition Related Expenses

For the three and nine months ended September 30, 2014, acquisition related expenses were approximately $269,000 and $305,000, respectively. For the three months ended September 30, 2014, acquisition related expenses consisted of approximately $63,000 in costs incurred in the connection with the purchase of the Cy Fair Surgical Center, and acquisition fee related to the purchase of the Cy Fair Surgical Center of approximately $89,000 incurred to our Advisor, or its affiliates, and approximately $117,000 in costs incurred for potential acquisitions. For the nine months ended September 30, 2014, acquisition related expenses consisted of approximately $99,000 in costs incurred in the connection with the purchase of the Cy Fair Surgical Center, and acquisition fees related to the purchase of the Cy Fair Surgical Center of approximately $89,000 incurred to our Advisor, or its affiliates, and approximately $117,000 in costs incurred for potential acquisitions. We did not have acquisition related expenses for the three and nine months ended September 30, 2013.

Asset Management Fees

For the three and nine months ended September 30, 2014, asset management fees of approximately $6,000 were related to the Cy Fair Surgical Center acquired on July 31, 2014. We did not incur asset management fees for the three and nine months ended September 30, 2013.

Depreciation and Amortization

For the three and nine months ended September 30, 2014, depreciation and amortization of approximately $34,000 consisted of depreciation on our real estate property of approximately $20,000 and amortization on our identified intangible asset of approximately $14,000.

Interest Expense

For the three and nine months ended September 30, 2014, interest expense of approximately $54,000 consisted of approximately $31,000 related to interest expense on the KeyBank Credit Facility (as defined below) and approximately $23,000 related to amortization of debt issue costs.

Organization and Offering Expenses

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $2,724,000 as of September 30, 2014. As of September 30, 2014, we reimbursed our Advisor, or its affiliates, approximately $197,000, in offering expenses and accrued approximately $1,046,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of September 30, 2014. As of September 30, 2014, we paid approximately $1,523,000 in selling commissions and dealer manager fees to our Dealer Manager. Other organizational and offering costs (other than selling commissions and dealer manager fees) were approximately $1,223,000 as of September 30, 2014.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 8—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and SC Distributors, LLC, or the Dealer Manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution fees, and offering expenses.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of the Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate-related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of the Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

KeyBank Credit Facility

On July 31, 2014, our Operating Partnership entered into a credit agreement with KeyBank National Association, or KeyBank, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $35,000,000, or the KeyBank Credit Facility. The KeyBank Credit Facility is evidenced by a promissory note in the principal amount of $35,000,000, a credit agreement, a guaranty agreement, a contribution agreement, and a hazardous materials indemnity agreement, or collectively, the KeyBank Credit Facility Agreement. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The KeyBank Credit Facility matures on July 31, 2017 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee. See Note 7—“Credit Facility.”

During the initial and extended term of the KeyBank Credit Facility Agreement, any loan made under the KeyBank Credit Facility shall bear interest at per annum rates equal to either: (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.00% to 3.25%, which is determined based on the overall leverage of the Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to 2.25%, which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility Agreement at a per annum rate equal to 0.30% if the average daily amount outstanding under the KeyBank Credit Facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The initial credit available for the Operating Partnership to borrow under the KeyBank Credit Facility will be a maximum principal amount of $2,893,000 and will increase if the Operating Partnership adds additional properties to the collateral pool to secure the KeyBank Credit Facility. Additional financial institutions are expected to become lenders under the KeyBank Credit Facility and the, subject to certain conditions, the KeyBank Credit Facility can be increased up to $300,000,000. The obligations of our Operating Partnership with respect to the KeyBank Credit Facility agreement are guaranteed by us, including but not limited to, the payment of any outstanding indebtedness under the KeyBank Credit Facility agreement, and all terms, conditions and covenants of the KeyBank Credit Facility agreement, as further discussed below.

The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; (g) minimum debt yield; and (h) minimum number of properties in the collateral pool. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at September 30, 2014.

On July 31, 2014, in connection with our acquisition of the Cy Fair Surgical Center, the Operating Partnership, through a wholly-owned subsidiary, entered into an assignment of leases and rents with KeyBank to add the Cy Fair Surgical Center to the collateral pool of the KeyBank Credit Facility, which increased the Operating Partnership’s borrowing base availability under the KeyBank Credit Facility by approximately $2,893,000. The Operating Partnership also pledged a security interest in the Cy Fair Surgical Center as collateral to secure the KeyBank Credit Facility pursuant to a deed of trust, dated July 31, 2014. During the nine months ended September 30, 2014, the Company borrowed and repaid $2,893,000 under the KeyBank Credit Facility. As of September 30, 2014, we had an aggregate borrowing base availability of $2,893,000.

Cash Flows

Operating Activities. Net cash flows used in operating activities for the nine months ended September 30, 2014 was approximately $242,000. During the nine months ended September 30, 2014, net cash flows used in operating activities related primarily to the payment of acquisition related costs and general and administrative expenses, partially offset by the cash flows provided by our acquisition of the Cy Fair Surgical Center.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2014 was approximately $4,450,000. During the nine months ended September 30, 2014, cash flows used in investing activities primarily related to the acquisition of the Cy Fair Surgical Center in the amount of $4,150,000, and investment in real estate - deposits of $300,000.

Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2014 was approximately $16,059,000. During the nine months ended September 30, 2014, net cash flows provided by financing activities was primarily due to proceeds from the issuance of common stock of approximately $18,237,000, proceeds from noncontrolling interests of $2,000 and proceeds from our credit facility of approximately $2,893,000, offset by approximately $476,000 in payments of deferred financing costs, approximately $2,893,000 in payments on credit facility, approximately $4,000 in distributions to stockholders and approximately $1,700,000 in offering costs on issuance of common stock.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2014 (amounts are rounded):

	Nine Months Ended September 30, 2014
Distributions paid in cash - common stockholders	$4,000
Distributions reinvested (shares issued)	21,000

Total distributions	$25,000	(1)

Source of distributions:
Offering proceeds from issuance of common stock (2)	$4,000		16%
Offering proceeds from issuance of common stock pursuant to the DRIP (2)	21,000		84%

Total sources	$25,000		100%

(1)	Total distributions declared but not paid as of September 30, 2014 were approximately $67,000 for common stockholders. These distributions were paid on October 1, 2014.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the nine months ended September 30, 2014, we paid and declared distributions of approximately $25,000 to common stockholders including shares issued pursuant to the DRIP, as compared to FFO (as defined below) and MFFO (as defined below) for the nine months ended September 30, 2014 of approximately $(502,000) and $(197,000), respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Obligations

Our contractual obligations as of September 30, 2014 are as follows:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Tenant improvements	$300,000	$—	$—	$—	$300,000

Total	$300,000	$—	$—	$—	$300,000

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor, or its affiliates, for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer manager fees, distribution fees, asset and property management fees and reimbursement of operating costs. See Note 8—“Related-Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

Publicly registered, non-listed REITs, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) no later than three to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

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

The following is a reconciliation of net income (loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2014 and 2013 (amounts are rounded, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(482,000)	$—	$(536,000)	$—
Adjustments:
Depreciation and amortization - real estate	34,000	—	34,000	—

FFO	$(448,000)	$—	$(502,000)	$—

Adjustments:
Acquisition related expenses (1)	$269,000	$—	$305,000	$—
Straight-line rents	—	—	—	—

MFFO	$(179,000)	$—	$(197,000)	$—

Weighted average Class A common shares outstanding - basic and diluted	671,425	—	239,528	—

Net loss per Class A common share - basic and diluted	$(0.72)	$—	$(2.24)	$—

FFO per Class A common share - basic and diluted	$(0.67)	$—	$(2.10)	$—

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

As of September 30, 2014, the maximum principal amount available under the KeyBank Credit Facility was $35,000,000, which is variable rate debt. As of September 30, 2014, we had $0 amount outstanding under the KeyBank Credit Facility.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our prospectus dated June 27, 2014, as supplemented or amended, except as noted below.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2014, our cash flows used in operations of approximately $242,000 was a shortfall of approximately $267,000, or (1,068%), of our distributions paid (total distributions were approximately $25,000 of which $4,000 was cash and $21,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of our Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our investors’ ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a Liquidity Event, any or all of which may have an adverse effect on an investment in us.

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, a publicly-traded real estate investment trust, regarding alleged accounting errors made by ARCP employees have led to market concerns regarding RCS and the temporary suspension of the distribution of our shares in our ongoing public offering by a limited number of broker-dealers. To the extent additional broker-dealers suspend their participation in our offering, we may be unable to raise sufficient capital to enable us to meet our investment objectives, and as a result your investment in us may suffer adverse consequences.

On October 29, 2014, ARCP announced that it was restating its earnings after discovering that several employees “intentionally made” accounting mistakes that caused ARCP to understate net losses during the first half of 2014. These alleged accounting errors have resulted in the resignations of both ARCP’s then- chief financial officer and ARCP’s then- chief accounting officer. The SEC, as well as the Federal Bureau of Investigation, have announced that they have each opened criminal investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York.

The success of this offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to retain key employees and to operate and maintain a network of licensed securities broker-dealers and other agents. If legal actions brought against ARCP effect RCS, the parent of the dealer manager, and have an adverse impact upon the financial condition of RCS, and as a consequence upon the financial condition of the dealer manager, it could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy.

As a result of ARCP’s announcements regarding the alleged accounting errors, a number of broker-dealer firms that had been participating in the distribution of public offerings of public, non-listed REITs sponsored by affiliates of ARCP and RCS have temporarily suspended their participation in the distribution of those offerings, and additional broker-dealers may do so in the future. Because RCS is affiliated with the dealer manager, a limited number of broker-dealers that had been participating in the distribution of our public offering have temporarily suspended their participation in our offering, and additional broker-dealers may do so in the future. To the extent that broker-dealers have and continue to determine to suspend participation in our offering, we may be unable to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio. If this occurs, our ability to generate current income to you in the form of consistent distributions, as well as our ability to generate long-term capital appreciation, may be constrained, and as a result your investment in us may suffer adverse consequences. To the extent broker-dealers have and continue to determine to suspend participation in our offering, we will not be able to predict the length of time that any such suspensions will continue, or whether participating dealer firms which ultimately reinstate their participation will resume sales at prior levels, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 11, 2014, we granted an aggregate of 9,000 shares of common stock under our 2014 Restricted Share Plan to our independent directors in connection with satisfying the minimum offering requirement and breaking escrow. The shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended September 30, 2014.

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in a primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.574 per Class T share.

As of September 30, 2014, we had received subscriptions for and issued approximately 1,859,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $18,258,000 (before selling commissions of approximately $1,029,000 and dealer manager fees of approximately $494,000). From the net offering proceeds, we paid approximately $89,000 in acquisition fees to our Advisor, approximately $216,000 in acquisition costs, approximately $4,000 in cash distributions to our stockholders and approximately $197,000 in organization and offering costs to our Advisor as of September 30, 2014. With the remaining net offering proceeds, we acquired $4,450,000 in total gross real estate.

As of September 30, 2014, approximately $1,057,000 remained payable to our dealer manager and our Advisor, or its affiliates, for costs related to the Offering, asset management fees, property management fees and general and administrative costs.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC. (Registrant)

Date: November 14, 2014	By	/s/ JOHN E. CARTER
John E. Carter Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2014	By	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

1.1	Amended and Restated Dealer Manager Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated June 10, 2014 (included as Exhibit 1.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

1.2	Form of Participating Broker-Dealer Agreement by and between SC Distributors, LLC and the Participating Broker Dealers (included as Exhibit 1.2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-191706) filed May 8, 2014 and incorporated by reference herein)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus Supplement No. 7, filed on November 12, 2014)

4.2	Form of Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus Supplement No. 7, filed on November 12, 2014)

4.3	Form of Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014)

4.4	Form of Multi-Product Subscription Agreement (included as Appendix G to the prospectus Supplement No. 7, filed on November 12, 2014)

10.1	Amended and Restated Escrow Agreement by and between Carter Validus Mission Critical REIT II, Inc., SC Distributors, LLC and UMB Bank, N.A., dated June 11, 2014 (included as Exhibit 10.1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.2	Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC, dated June 10, 2014 (included as Exhibit 10.2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.3	Management Agreement, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 19, 2014 (included as Exhibit 10.3 to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-191706) filed May 20, 2014 and incorporated by reference herein)

10.4	Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated June 10, 2014 (included as Exhibit 10.4 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014 and incorporated by reference herein)

10.5	Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014 and incorporated by reference herein)

10.6	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S–11 (File No. 333-191706) filed March 27, 2014 and incorporated by reference herein)

10.7	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 1, filed on June 12, 2014 and incorporated by reference herein)

10.8	Credit Agreement by and among Carter Validus Operating Partnership II, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book runner, dated July 31, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.9	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.10	Indemnity Agreement Regarding Hazardous Materials by and among Carter Validus Operating Partnership II, LP, Carter Validus Mission Critical REIT II, Inc., and HC-11250 Fallbrook Drive, LLC for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.11	Deed of Trust, Security Agreement and Assignment of Leases and Rents from HC-11250 Fallbrook Drive, LLC, as guarantor, to Hugh C. Talton, II, as trustee, for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.12	Assignment of Leases and Rents by HC-11250 Fallbrook Drive, LLC to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.13	Swing Loan Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.14	Revolving Credit Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.15	Contribution Agreement by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and the other guarantors as identified therein, dated July 31, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.16	Purchase Agreement, dated June 5, 2014, between Cy-Fair Surgical Properties, LTD and Carter Validus Properties, LLC (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.17	First Amendment to Purchase Agreement, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.18	Second Amendment to Purchase Agreement, dated July 23, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.19	Assignment of Purchase Agreement, dated June 26, 2014, between Carter Validus Properties, LLC, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

10.20	Assignment and Assumption of Leases, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.