Form 10-K
period 2014-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2015-03-26
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-191706

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing initial public offering of two classes of shares of common stock, Class A shares and Class T shares, pursuant to a Registration Statement on Form S-11. The initial offering price for the shares in the offering are being sold at $10.00 per Class A share and $9.574 per Class T share, with discounts available for certain categories of purchasers.

No shares of common stock were held by non-affiliates as of June 30, 2014.

As of March 24, 2015, there were approximately 16,554,000 shares of Class A common stock and 0 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2015 annual stockholders meeting, which is expected to be filed no later than April 30, 2015, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. Risk Factors section of this Annual Report on Form 10-K.

PART I

Item 1. Business.

The Company

Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013 that believes it currently qualifies, and intends to elect to be taxed, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. For the period from January 11, 2013 through December 31, 2013, we had not begun principal operations. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or our Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of our Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the initial limited partner of our Operating Partnership. As of December 31, 2014, the Company owned a 99.997% interest in our Operating Partnership and our Advisor owned a 0.003% interest in our Operating Partnership. On January 31, 2013, we issued 20,000 shares of common stock in a private placement to Carter Validus REIT Management Company II, LLC, a Florida limited liability company, or our Sponsor, at a purchase price of $10.00 per share, for an aggregate purchase price of $200,000. Subsequently, the shares were reclassified as Class A shares of common stock. We contributed the proceeds from that sale to our Operating Partnership for 20,000 general partnership units of our Operating Partnership. As of December 31, 2014, we owned six real estate investments comprising approximately 323,000 rentable square feet of single-tenant and multi-tenant commercial space located in five metropolitan statistical areas, or MSAs. As of December 31, 2014, the rentable space of these real estate investments were 99.7% leased.

We are offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock to be issued pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or our Offering, (SEC File Number: 333-191706, effective May 29, 2014). We are offering shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

Pursuant to the escrow agreement by and among us, our dealer manager, and UMB Bank, N.A., as escrow agent, we were required to deposit all subscription proceeds in escrow until we received subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. On July 3, 2014, we satisfied these conditions. As of December 31, 2014, we had accepted investors’ subscriptions for and issued approximately 7,091,000 shares of Class A common stock in our Offering, resulting in receipt of gross proceeds of approximately $70,304,000, before selling commissions and dealer manager fees of approximately $6,476,000 and other offering costs of approximately $3,887,000. In addition, we had special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015 and Washington, the conditions of which were satisfied on September 8, 2014. As of December 31, 2014, we had approximately $2,279,696,000 in Class A shares and Class T shares of common stock remaining in our Offering.

Substantially all of our business is managed by our Advisor. Carter Validus Real Estate Management Services II, LLC, or our Property Manager, an affiliate of our Advisor, serves as our property manager. SC Distributors, LLC, or our Dealer Manager, serves as the dealer manager of our Offering. On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of our Dealer Manager, was acquired by RCS Capital Corporation, or RCS. We believe that there has been no impact to the operations as a result of this transaction. The Dealer Manager received, and will continue to receive, fees for services related to our Offering. Our Advisor and Property Manager received, and will continue to receive, fees for services related to our acquisition and operational stages. The Advisor also will receive fees during the liquidation stage.

We were formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. We also may originate or invest in real estate-related debt. We expect real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., our Operating Partnership and all wholly-owned subsidiaries.

Key Developments during 2014 and Subsequent

•	Pursuant to an escrow agreement by and among us, our Dealer Manager and UMB Bank, N.A., we were required to deposit all subscription proceeds from our Offering in an escrow account until we received and accepted subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. We satisfied these conditions on July 3, 2014. We had special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015 and Washington, the conditions of which were satisfied on September 8, 2014. As of March 24, 2015, we had accepted investors’ subscriptions for and issued approximately 16,554,000 shares of Class A common stock in our Offering, resulting in gross proceeds of approximately $164,455,000 before selling commissions and dealer manager fees of approximately $15,413,000.

•	Our board of directors began declaring dividends on July 31, 2014, after we made our first real estate investment. We currently pay and intend to continue to pay monthly distributions to our stockholders calculated based on 365 days in the calendar year and equal to $0.001753425 per share of Class A common stock, which is equal to an annualized rate of 6.4%, assuming a purchase price of $10.00 per share. As of December 31, 2014, we had paid aggregate distributions of approximately $430,000 ($160,000 in cash and $270,000 reinvested in shares of common stock pursuant to the DRIP). Additionally, as of March 24, 2015, we had paid aggregate distributions, since inception, of approximately $1,739,000 ($693,000 in cash and $1,046,000 reinvested in shares of common stock pursuant to the DRIP).

•	As of March 24, 2015, no shares of our Class T common stock have been issued.

•	During the year ended December 31, 2014, we, through our wholly-owned subsidiaries, acquired 6 real estate investments for an aggregate purchase price of $89,241,000 consisting of 323,000 gross rental square feet of commercial space.

•	On July 31, 2014, our Operating Partnership entered into a credit agreement with KeyBank National Association, or KeyBank, to obtain a secured credit facility in an aggregate principal amount of $35,000,000, or the KeyBank Credit Facility. On December 17, 2014, we amended the KeyBank Credit Facility to increase the maximum commitments to an aggregate of up to $180,000,000. The KeyBank Credit Facility can be increased to $400,000,000. As of March 24, 2014, we had no outstanding balance under the KeyBank Credit Facility.

•	As of March 24, 2015, we, through our wholly-owned subsidiaries, had acquired 8 real estate investments for an aggregate purchase price of $117,624,000 consisting of approximately 385,000 gross rental square feet of commercial space.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, mission critical real estate investments in high-growth sectors of the U.S. economy, including the data center and healthcare sectors, which provide current cash flow from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

We cannot assure you that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, our Advisor has substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of our board of directors. Our board of directors may revise our investment objectives and policies if it determines it is advisable and in the best interest of our stockholders.

Investment Strategy

Primary Investment Focus

There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of our Offering that may be invested in a single investment. We intend to focus our investment activities on acquiring mission critical net-leased properties, preferably with long-term leases, to creditworthy tenants that are primarily in the data center and healthcare sectors. We expect that most of our properties will be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to qualify, or lose, our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or cause our Advisor to have assets under management that would require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisors Act. We expect the size of individual properties that we purchase to vary significantly, but we expect most of the properties we acquire are likely to have a purchase price between $5 million and $200 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in our Offering.

Investing in Real Property

Our Advisor uses the following criteria to evaluate potential investment opportunities:

•	“mission critical” (as defined below) to the business operations of the tenant;

•	leased to investment grade and other creditworthy tenants, preferably on a net-leased basis;

•	long-term leases, preferably with terms of six years or longer, which typically include annual or periodic fixed rental increases; and

•	located in geographically diverse, established markets with superior access and visibility.

We believe that net-leased properties, as generally compared to properties with other lease structures, offer a distinct investment advantage since such properties typically provide more stable and predictable returns to the property owner, require less operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often are located in superior locations that are less dependent on the financial stability of adjoining tenants. Further, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in specific geographic markets. We believe that a portfolio consisting of freestanding, single-tenant and multi-tenant mission critical properties that are long-term net-leased to creditworthy tenants will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a potential listing of our shares attractive to the public investment community.

We consider “mission critical” properties as those properties that are essential to the successful operations of the companies within the industries in which such companies operate.

When and as determined appropriate by our Advisor, we may acquire properties in various stages of development or that require substantial refurbishment or renovation. Our Advisor will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the effect such properties would have on the diversification of our portfolio, and our investment objectives of realizing both current income and capital appreciation upon the sale of such properties.

To the extent feasible, we will continue to seek to achieve a well-balanced portfolio of real estate investments that is diversified by geographic location, age and lease maturities. We also will focus on acquiring properties in multiple high-growth sectors, that is, the data center and healthcare sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally will target properties with lease terms of six years or longer. We may acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

Many data center and healthcare companies currently are entering into sale-leaseback transactions (as described below) as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.

We incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire certain properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We would use the proceeds from these loans to acquire additional properties and other real estate-related investments. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets (calculated after the close of our Offering and once we have invested substantially all the net proceeds of our Offering), unless excess borrowing is approved by a majority of our independent directors.

We believe that our investment focus may present lower investment risks and greater stability to investors than other sectors of today’s commercial real estate market, such as the office and multifamily property sectors. By acquiring a large number of mission critical properties, we believe that lower than expected results of operations from one or a few investments will have a less significant effect on our ability to realize our investment objectives than an alternative strategy in which fewer or different properties are acquired.

Creditworthy Tenants

In evaluating potential property acquisitions, we apply credit underwriting criteria to the existing tenants of such properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio (to the extent applicable). We expect many of the tenants of our properties to be creditworthy national or regional companies with high net worth and high operating income.

A tenant is considered creditworthy if it has a financial profile that our Advisor believes meet our investment objectives. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and the terms at the time of the property acquisition.

A tenant also will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service of Baa3 or better or a credit rating by Standard & Poor’s Financial Services, LLC of BBB- or better, or similar rating from another credit rating agency, or its payments are guaranteed by a company with such a rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may change our concentration of creditworthy tenants from time to time.

Description of Leases

We acquire properties subject to existing tenant leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property). There are various forms of net leases, most typically classified as triple net, or absolute net. Triple net leases typically require the tenant to pay, in addition to a fixed rental, all costs related to the three broad expense categories of real estate taxes, insurance and common area maintenance of the property, but hold the landlord responsible for the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that office space will be subject to gross leases. Gross leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally the original tenant will remain fully liable under the lease unless we release that tenant from its obligations under the lease.

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon recommendation of our Advisor.

In evaluating and presenting investments for approval, our Advisor, to the extent such information is available, considers and provides to our board of directors, with respect to each property, the following:

•	proposed purchase price, terms and conditions;

•	physical condition, age, curb appeal and environmental reports;

•	location, visibility and access;

•	historical financial performance;

•	tenant rent roll and tenant creditworthiness;

•	lease terms, including rent, rent increases, length of lease term, specific tenant and landlord responsibilities, renewal, expansion, termination, purchase options, exclusive and permitted uses provisions, assignment and sublease provisions, and co-tenancy requirements;

•	local market economic conditions, demographics and population growth patterns;

•	neighboring properties; and

•	potential for new property construction in the area.

Investing in and Originating Loans

We may originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans, except for investments in transactions with our directors, our Advisor or any of their affiliates. For each such appraisal obtained, we will maintain a copy of such appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

When evaluating prospective investments in and originations of real estate loans, our management and our Advisor will consider factors such as the following:

•	the ratio of the total amount of debt secured by property to the value of the property by which it is secured;

•	the amount of existing debt on the property and the priority of that debt relative to our proposed investment;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	current and projected cash flow of the property;

•	the degree of liquidity of the investment;

•	the geographic location of the property;

•	the condition and use of the property;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located; and

•	any other factors that our Advisor believes are relevant.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Investing in Real Estate Securities

We may invest in non-majority owned securities of both publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. However, any investment in equity securities (including any preferred equity securities) must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable.

Acquisition Structure

We expect to continue acquiring fee interests in properties (a fee interest is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem them to be advantageous. Our focus is on acquiring commercial real estate predominantly in the data center and healthcare sectors, but we also may acquire other types of real property, including office, industrial and retail properties.

To achieve our investment objectives, and to further diversify our portfolio, we have invested and will continue to invest in properties using a number of acquisition structures, which include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire. Further, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.

Joint Ventures

We may enter into joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, our Advisor or its affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

We may enter into joint ventures in which we have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture; however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

International Investments

We intend to primarily invest in real estate in the United States, however, we may also invest in assets located outside of the United States. While we do not have specific locations identified, we could invest in North America or Europe, or such other location as determined by our board of directors.

Disposition Policy

We intend to hold each asset we acquire for an extended period of time, generally five to seven years. However, circumstances may arise that could result in the earlier sale of some assets. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors. The requirements for qualification as a REIT for federal income tax purposes also will put some limits on our ability to sell assets after short holding periods.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market circumstances, and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the “sales multiple” applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

In addition, if during the period ending two years after the close of the Offering, we sell assets and then reinvest in other assets, we will pay our advisor 2.0% of the contract purchase price of each property acquired (including our pro rata share of debt attributable to such property) and 2.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment); provided, however, that in no event shall the aggregate acquisition fee paid in respect of such sale or reinvestment exceed 6.0% of the contract purchase price of each property (including our pro rata share of debt attributable to such property) or 6.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment).

Qualification as a REIT

We believe we currently qualify, and intend to elect to be taxed, as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2014. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Distribution Policy

Our board of directors began declaring distributions to our stockholders in July 2014, after we made our first real estate investment. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Therefore, new investors will be entitled to distributions immediately upon the purchase of their shares. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distribution, we may borrow, issue additional securities or sell assets in order to fund the distributions, or make the distributions out of net proceeds from our Offering. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from Offering proceeds. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify or maintain our qualification as a REIT.

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net Offering proceeds and thus, will constitute a return of capital to our stockholders.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions, for further discussion on distribution rates approved by our board of directors.

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize the returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

We will not borrow from our Advisor, any member of our board of directors, or any of their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor, and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. Our agreements and compensation arrangements with our Advisor and its affiliates were not determined by arm’s-length negotiations. Some of the potential conflicts of interest in our transactions with our Advisor and its affiliates, and the limitations on our Advisor adopted to address these conflicts, are described below.

Our Advisor and its affiliates try to balance our interests with their duties to other programs. However, to the extent that our Advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors and officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs

Affiliates of our officers and entities owned or managed by such affiliates may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates may form additional real estate investment entities in the future, whether public or private, which may have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our Advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us. Our Advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire a property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

Every transaction that we enter into with our Advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates.

Other Activities of Our Advisor and Its Affiliates

We rely on our Advisor for the day-to-day operation of our business. As a result of the interests of members of its management in other programs sponsored by affiliates of our Advisor and the fact that they also are engaged, and will continue to engage, in other business activities, our Advisor and its affiliates have conflicts of interest in allocating their time between us and other programs sponsored by affiliates of our Advisor and other activities in which they are involved. However, our Advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the programs sponsored by affiliates of our Advisor and other ventures in which they are involved.

In addition, each of our executive officers also serves as an officer of our Advisor, our Property Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors, including a majority of our independent directors, determines that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2014, we did not purchase any properties from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our Advisor, or any other future programs which may be sponsored by affiliates of our Advisor are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing a property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making such prospective employees aware of all such properties seeking to employ such prospective employees. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Our Dealer Manager

On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of our Dealer Manager, was acquired by RCS. Prior to the acquisition, our Dealer Manager was an affiliate of our Advisor, and we did not and will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.

Affiliated Property Manager

The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager serves as a property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

Joint Ventures with Affiliates of Our Advisor

We may enter into joint ventures with other programs sponsored by affiliates of our Advisor (as well as other parties) for the acquisition, development or improvement of properties. We will not enter into a joint venture with our Sponsor, our Advisor, any director or any affiliate thereof, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures. Our Advisor and its affiliates may have conflicts of interest in determining which programs sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals which are or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Employees

We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Insurance

See the section captioned “—Description of Leases” above.

Competition

As we continue to purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk and Significant Leases

As of December 31, 2014, we had cash on deposit, including restricted cash and escrowed funds, in two financial institutions, both of which had deposits in excess of current federally insured levels totaling approximately $5,338,000; however, we have not experienced any losses in such accounts. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.

Based on leases of our properties in effect as of December 31, 2014, three tenants accounted for 10% or more of our 2014 contractual rental revenue. The following table shows the tenants that accounted for 10% or more of our 2014 contractual rental revenue:

Tenant	Property	Segment	2014 Contractual Rental Revenue (in thousands) (1)	Percentage of 2014 Contractual Rental Revenue	Gross Leased Area (Sq Ft)	Lease Expiration Date
Cy Fair Surgery Center, LTD	Cy Fair Surgical Center	Healthcare	$159	54.5%	13,645	7/31/2025
Mercy Health Physicians Cincinnati, LLC	Mercy Healthcare Facility	Healthcare	55	19.0%	14,868	5/31/2024
New England Sinai Hospital, A Steward Family Hospital, Inc.	New England Sinai Medical Center	Healthcare	48	16.5%	180,744	12/22/2029

			$262		209,257

(1)	Contractual rental revenue is based on the total revenue due to be paid in accordance with the terms of the underlying leases.

The following table shows the segment diversification of our real estate portfolio based on contractual rental revenue as of December 31, 2014:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2014 Contractual Rental Revenue (in thousands) (1)	Percentage of 2014 Contractual Rental Revenue
Data Centers	—	—	$—	0.0%
Healthcare	7	322,140	291	100.0%

	7	322,140	$291	100.0%

(1)	Contractual rental revenue is based on the total revenue due to be paid in accordance with the terms of the underlying leases.

Based on leases of our properties in effect as of December 31, 2014, the following table shows the MSAs diversification of our real estate properties that accounted for 10% or more of our 2014 contractual rental revenue:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2014 Contractual Rental Revenue (in thousands) (1)	Percentage of 2014 Contractual Rental Revenue
Houston-The Woodlands-Sugar Land, TX	1	13,645	$159	54.5%
Cincinnati, OH-KY-IN	1	14,868	55	19.0%
Boston-Cambridge-Newton, MA-NH	1	180,744	48	16.5%

	3	209,257	$262

(1)	Contractual rental revenue is based on the total revenue due to be paid in accordance with the terms of the underlying leases.

Environmental Matters

All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third-party bodily injury and property damage claims.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC available at www.cvmissioncriticalreitii.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.

Item 1A.	Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in Carter Validus Mission Critical REIT II, Inc.

We have a limited operating history and limited established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on January 11, 2013. Although Mr. Carter and other members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by Mr. Carter and other affiliates of our Advisor may not be indicative of our future results.

Moreover, we have limited established financing sources. Presently, both we and our Advisor are funded by capital contributions from our Sponsor, which is directly or indirectly controlled by Messrs. Carter, Seton, Sakow, Levey, Peterson, Garcia, Jr., Winslow and Ms. Drummond. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

We may not succeed in achieving our goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Except for investors who purchase shares in our Offering after such time as the prospectus is supplemented to describe one or more identified investments, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of our Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it typically will take at least several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments for us, we will hold the uninvested proceeds of our Offering in an interest-bearing account or invest such proceeds in short-term, investment-grade investments. If we cannot invest all of the proceeds from our Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and our stockholders may receive less than the amount they initially invested.

Our Dealer Manager has limited experience in public offerings, which may affect the amount of funds it raises in our Offering.

The success of our Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain a network of licensed securities broker-dealers and other agents. Our Dealer Manager has conducted a limited number of other public offerings such as our Offering. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to make our investments. If our Dealer Manager fails, we may not be able to raise adequate proceeds through our Offering to implement our investment strategy. In addition, because our Offering is a “best efforts” offering, we may not raise proceeds in our Offering sufficient to meet our investment objectives.

Our board of directors may change our investment objectives and strategies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment objectives and strategies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We will be required to disclose an estimated net asset value, or NAV, per share of our common stock prior to the conclusion of this offering or shortly after the conclusion of this offering, and the purchase price you pay for shares of our common stock in this offering may be higher than such estimated NAV per share. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our Offering, pursuant to FINRA Conduct Rule 5110, we intend to have our advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, our advisor has indicated that it currently intends to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until a date prior to 150 days following the second anniversary of breaking escrow in this offering. This approach to valuing our shares may bear little relationship and will likely exceed what you might receive for your shares if you tried to sell them or if we liquidated our portfolio. As a result of recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date on which we break escrow in this Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of this offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated NAV per share. Further, the amendment to National Association of Securities Dealers Rule 2340 takes effect on April 11, 2016, prior to the anticipated conclusion of this offering, and if we have not yet disclosed an estimated NAV per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Until we disclose an estimated NAV per share based on a valuation, the price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated NAV per share. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in this offering and annually thereafter, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our conflicts committee will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We expect that most of our properties will be located in the continental United States and would be affected by economic downturns, as well as economic cycles and risks inherent to that area.

We expect to use a significant portion of the net proceeds of our Offering to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our Sponsor has only invested $200,000 in us through the purchase of 20,000 shares of our common stock, which were subsequently converted to Class A common stock, at $10.00 per share and may not have as much economic incentive as do sponsors who have invested more equity in their companies. Additionally, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or (497%), of our distributions paid (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

We are dependent upon the net proceeds we receive from our Offering to conduct our activities. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2014, we owned six real estate investments, located in five MSAs, three of which accounted for 10.0% or more of our contractual rental revenue. The property located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 54.5% of our contractual rental revenue for the year ended December 31, 2014, the property located in the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 19.0% of our contractual rental revenue for the year ended December 31, 2014 and the property located in the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA accounted for 16.5% of our contractual rental revenue for the year ended December 31, 2014. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Mr. Carter, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Carter or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates and permits us, with approval of our board of directors or a committee of the board of directors to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insurable levels. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we will monitor our cash balance in our operating accounts, if any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, a publicly-traded real estate investment trust, regarding accounting errors made by ARCP employees have led to market concerns regarding RCS, and the temporary suspension of the distribution of shares in various ongoing public offerings of public non-listed REITs sponsored by affiliates of ARCP and RCS by a number of broker-dealers. To the extent broker-dealers suspend their participation in our Offering, we may be unable to raise sufficient capital to enable us to meet our investment objectives, and as a result your investment in us may suffer adverse consequences.

On October 29, 2014, ARCP announced that it was restating its earnings after ARCP’s audit committee discovered that several employees “intentionally made” accounting mistakes that caused ARCP to understate net losses during the first half of 2014. These accounting errors have resulted in the resignations of both ARCP’s then-chief financial officer and ARCP’s then-chief accounting officer. Subsequently, additional executives of ARCP resigned. The SEC, as well as the Federal Bureau of Investigation, have announced that they have each opened criminal investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York. In addition, ARCP’s Audit Committee conducted an investigation with the assistance of independent advisors. On March 2, 2015, ARCP’s audit committee concluded its investigation and ARCP restated its earnings for the year ended December 31, 2013 and the first two quarters of 2014. ARCP also issued a press release regarding the results of its audit committee’s investigation, illustrating the accounting errors that had occurred.

The success of this Offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to retain key employees and to operate and maintain a network of licensed securities broker-dealers and other agents. If legal actions brought against ARCP affect RCS, the parent of our dealer manager, and have an adverse impact upon the financial condition of RCS, and as a consequence upon the financial condition of our dealer manager, it could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy.

As a result of ARCP’s announcements regarding the accounting errors, a number of broker-dealer firms that had been participating in the distribution of public offerings of public, non-listed REITs sponsored by affiliates of ARCP and RCS temporarily suspended their participation in the distribution of those offerings, and additional broker-dealers may do so in the future. To the extent that broker-dealers determine to suspend participation in our Offering, we may be unable to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio. If this occurs, our ability to generate current income to you in the form of consistent distributions, as well as our ability to generate long-term capital appreciation, may be constrained, and as a result your investment in us may suffer adverse consequences. To the extent broker-dealers determine to suspend participation in our Offering, we will not be able to predict the length of time that any such suspensions will continue, or whether participating broker-dealer firms which ultimately reinstate their participation will resume sales at prior levels, if at all.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions which could have a negative impact on our financial results, operations, business relationships or confidential information.

We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. See the “Conflicts of Interest” section of Part I, Item I. of this Annual Report on Form 10-K.

Our Advisor faces potential conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other programs sponsored by affiliates of our Advisor and managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by affiliates of our Advisor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other programs sponsored by affiliates of our Advisor will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other programs sponsored by affiliates of our Advisor own properties. Also, we may acquire properties from, or sell properties to, other programs sponsored by affiliates of our Advisor. If one of the other programs sponsored by affiliates of our Advisor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Our Advisor faces conflicts of interest relating to joint ventures with its affiliates, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other programs sponsored by affiliates of our Advisor for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

Our Advisor and its officers and certain of its key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and generate returns to our stockholders.

Certain of our executive officers and directors, including John Carter, who also serves as the chairman of our board of directors, Todd Sakow, Michael Seton and Lisa Drummond, also are officers and/or directors of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of new investments and management time and services between us and the other entities,

•	our purchase of properties from, or sale of properties, to affiliated entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our Advisor,

•	compensation to our Advisor, and

•	our relationship with our Property Manager.

If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this connection, among other things, unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 500,000,000 shares of common stock, of which 250,000,000 are designated as Class A shares and 250,000,000 are designated as Class T shares, and 100,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.

The Maryland Business Combination Act provides that certain business combinations between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the Maryland Business Combination Act, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland Business Combination Act permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has exempted from the Maryland Business Combination Act any business combination involving our Advisor or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the Maryland Business Combination Act. The Maryland Business Combination Act may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

The Maryland Control Share Acquisition Act provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A control share acquisition means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or statutory share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

Neither we nor any of our subsidiaries are registered, and do not intend to register, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations directly and through our wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% Test.

We intend to conduct our operations so that we and most, if not all, of our wholly and majority-owned subsidiaries will comply with the 40% Test. We will continuously monitor our holdings on an ongoing basis to determine that we are each of our wholly and majority-owned subsidiaries comply with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute investment securities. Accordingly, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.

Since we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of investment company, we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Accordingly, no assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of an investment company and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

If we are required to register as an investment company but fail to do so, we will be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010 and a Revised Exposure Draft on May 16, 2013, or collectively, the Exposure Drafts, which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our Offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2015.

If our stockholders do not agree with the decisions of our board of directors, our stockholders will only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that such policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	the amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution; and

•	certain mergers, reorganizations of our Company (including statutory share exchanges), consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter and under Maryland law.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholder’s investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholder’s investment could change without their consent.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We intend to conduct all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations will be distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot give assurance that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy our stockholders’ claims as stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in our Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 250,000,000 shares are designated as Class A shares and 250,000,000 shares are designated as Class T shares, which are available for purchase by the general public through different distribution channels. Other than the differing fees with respect to each class and the payment of a distribution fee out of cash otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 shares of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow. We will also grant 3,000 shares of Class A common stock in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in our Offering likely will suffer dilution of their equity investment in us, if we:

•	sell shares in our Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.

In addition, the partnership agreement for our Operating Partnership contains provisions that would allow, under certain circumstances, other entities, including other programs affiliated with our Advisor and its affiliates, to merge into or cause the exchange or conversion of their interest for interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described herein section, our stockholders should not expect to be able to own a significant percentage of our shares.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-administered.

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms, including without limitation, acquiring our Advisor. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Advisor’s assets could result in dilution of our stockholders’ interests as a stockholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, Property Manager or their affiliates. Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Payment of fees and expenses to our Advisor, our Property Manager and our Dealer Manager will reduce the cash available for distribution and will increase the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor, our Property Manager and our Dealer Manager perform services for us in connection with our Offering, including, among other things, the selection and acquisition of our investments, the management of our assets, dispositions of assets, financing of our assets and certain administrative services. We will pay our Advisor, our Property Manager and our Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify or maintain our REIT status. We may make distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

Your interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value of our shares.

The prices we may pay for shares repurchased under our share repurchase program may exceed the net asset value of such shares at the time of repurchase. If this were to be the case, investors who do not elect or are unable to have some or all of their shares repurchased under our share repurchase program would suffer dilution in the value of their shares as a result of repurchases.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which would reduce our cash flow from operations and the amount available for distributions to our stockholders.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot give assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcome could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our Offering’s net proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot give assurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets and a reduction in the value of shares held by our stockholders.

Some of our leases will not contain rental increases over time, or the rental increases may be less than fair market rate at a future point in time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions or distributions to our stockholders.

Our properties and any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties are subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we will pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through December 31, 2020, pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Covenants, conditions and restrictions may restrict our ability to operate a property.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, or CC&Rs, restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our Offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter. For purposes of this paragraph, unimproved real property is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

We will be subject to additional risks of our joint venture partner or partners when we enter into a joint venture, which could reduce the value of our investment.

We may enter into joint ventures with other real estate groups. The success of a particular joint venture may be limited if our joint venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, a dispute with our joint venture partners may result in litigation, which may cause us to incur additional expenses, require additional time and resources from our Advisor and result in liability, each of which could adversely affect our operating results and our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

Our properties face competition that may affect tenants’ willingness to pay the amount of rent requested by us and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

There will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions and the amount available for distributions to our stockholders.

Delays in acquisitions of properties may have an adverse effect on our stockholders’ investment.

There may be a substantial period of time before all of the proceeds of our Offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’

returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage loan that has defaulted may be limited.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are subject to the Americans with Disabilities Act of 1990, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for public accommodations and commercial facilities that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot give assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international markets have undergone pervasive and fundamental disruptions over the past few years due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of such volatility may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, the economic downturn reduced demand for space and removed support for rents and property values. To the extent that turmoil in the financial markets exists, it has the potential to materially affect the value of our properties and other investments.

In addition, we are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, our results of operations are sensitive to the volatility of the credit markets. Instability in the financial markets may limit the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should such conditions exist, the inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken our stockholders’ return on investment.

Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. Though we intend to purchase real estate assets at a discount from historical cost, the fluctuation in market conditions makes judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.

Risks Associated with Investments in the Healthcare Property Sector

Our real estate investments may be concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified.

We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we have acquired or seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and amount available for distributions to our stockholders.

The healthcare properties we have acquired or seek to acquire in the future may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants will face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal government healthcare programs are subject to reductions by state and federal legislative actions.

On March 31, 2014, President Obama signed into law legislation which delays for one year the 24.0% physician pay cut under Medicare that was slated to be implemented March 31, 2014. However, unless Congress acts again to either eliminate or delay the Sustainable Growth Rate reductions that result from the existing statutory methodology, physicians’ Medicare reimbursement will be reduced on March 31, 2015, which may adversely impact our tenants’ ability to make rental payments.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations.

In 2014, state insurance exchanges were implemented, which will provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the insurance exchange varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchanges. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the insurance exchange, which may impact a tenant’s ability to pay rent.

In addition, the health insurance exchange provides a subsidy for some individuals to obtain insurance depending upon the individual’s income and a number of factors. There are states that did not implement a state-run health insurance exchange and deferred the implementation and management of the state health insurance exchange to the federal government. In 2015, the United States Supreme Court will consider whether the individuals that obtained insurance on a federally implemented and managed exchange are permitted to receive a subsidy to assist with the cost of the insurance coverage. If the United States Supreme Court determines that a subsidy for the federal insurance exchanges violates the law, many individuals who purchased insurance may not be able to afford insurance without the subsidy and may drop the insurance and become uninsured. An increased in the uninsured population may adversely affect our tenants’ ability to collect revenues and may adversely impact our tenants’ ability to pay rent.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. The changes in the healthcare industry could have a material adverse effect on the financial condition of some or all of our tenants in our healthcare properties. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face increasing competition for the acquisition of healthcare properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare properties. The competition for healthcare properties may significantly increase the price we must pay for healthcare properties or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare properties, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these anti-fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the healthcare properties are located may have similar anti-fraud and abuse laws. Investigation by a federal or state governmental body for violation of anti-fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Tenants of our healthcare properties may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, certain types of tenants of our healthcare properties may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Recently enacted comprehensive healthcare reform legislation, the effects of which are not yet fully known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet fully known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Associated with Investments in the Data Center Property Sector

Our data center properties will depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.

A portion of our portfolio of properties will consist of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

Our data center properties may not be suitable for lease to certain data center, technology or office tenants without significant expenditures or renovations.

Because many of our data center properties will contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

Our tenants may choose to develop new data centers or expand their existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers.

Our larger tenants may choose to develop new data centers or expand any existing data centers of their own. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no guarantee that we would be able to replace that tenant at a competitive rate or at all.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we will acquire may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we will house. Additionally, the data center infrastructure in some of the data centers that we will cure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that such facilities may be designed to provide and could, possibly, be run less expensively on a different platform. In addition, the power and cooling systems in data centers are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems in some of the data centers that we will acquire to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of the power and cooling systems in such data centers could have a material negative impact on our business.

Risks Associated with Debt Financing and Investments

We expect to incur mortgage indebtedness and other borrowings, which could adversely impact our stockholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

We expect that in most instances, we will continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we qualify, or maintain our qualification, as a REIT.

We believe that utilizing borrowing is consistent with our investment objective of maximizing returns to investors. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total net assets as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing, following the completion of our Offering, in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations of the NASAA REIT Guidelines set forth in our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. We expect that from time to time during the period of our Offering, we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, certain of our lenders may impose restrictions on us that affect our distribution, investment and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Additionally, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

As of December 31, 2014, we had $37,500,000 of variable rate debt outstanding related to the KeyBank Credit Facility. As of December 31, 2014, our interest rate was 1.92%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We may invest in collateralized mortgage-backed securities, or CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. We intend to manage this risk by investing in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or GNMA, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. We intend to manage interest rate risk by purchasing CMBS offered in tranches, or with sinking fund features, that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks

Failure to qualify and maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We intend to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2014. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin, LLP, our tax counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code, the requirements to be taxed as a REIT under the Code and Treasury Regulations. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of this Annual Report on Form 10-K. Morris, Manning & Martin, LLP’s opinion is not binding on the IRS or the courts, and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of your investment.

To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our inability to acquire appropriate assets.

To obtain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.

If we were considered to actually or constructively pay a preferential dividend to certain of our stockholders, our status as a REIT could be adversely affected.

As stated above, in order to qualify as a REIT, we must distribute as dividends to our stockholders at least 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be preferential dividends. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We intend to apply for a private letter ruling from the IRS concluding that differences in the dividends distributed to holders of Class A shares and holders of Class T shares, as described in the ruling, will not cause such dividends to be preferential dividends. There is no assurance that we will receive such a ruling if we apply for one.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions, and therefore our stockholders would need to use funds from another source to pay such tax liability.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on distributions reinvested in our shares.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are dealer properties sold by a REIT (a prohibited transaction under the Internal Revenue Code) will be subject to a 100% excise tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

The use of taxable REIT subsidiaries, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to our stockholders.

Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify and maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders.

We have and may continue to purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a true lease, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments in shares of our common stock. Additional changes to the tax laws are likely to continue to occur and may take effect retroactively, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed and the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, in the event that our board of directors determines that it is no longer in our best interest to continue to be qualified as a REIT, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to our stockholders.

We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify or losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to qualify and maintain REIT status.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. The FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is domestically controlled. A REIT is domestically controlled if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage our stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.

In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.

Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Code and ERISA. While each of the ERISA and Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.

In general, individuals making investment decisions with respect to such plans and IRAs should, at a minimum, consider:

•	whether the investment is in accordance with the documents and instruments governing such plan or IRA;

•	whether the investment satisfies the prudence and diversification and other fiduciary requirements of ERISA, if applicable;

•	whether the investment will result in UBTI to the plan or IRA;

•	whether there is sufficient liquidity for the plan or IRA, considering the minimum and other distribution requirements under the Internal Revenue Code and the liquidity needs of such plan or IRA, after taking this investment into account;

•	the need to value the assets of the plan or IRA annually or more frequently; and

•	whether the investment would constitute or give rise to a prohibited transaction under ERISA or the Internal Revenue Code, if applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.

As of December 31, 2014, we owned a portfolio of six real estate investments, located in five MSAs comprising of approximately 323,000 gross rentable square feet of commercial space. As of December 31, 2014, five of our real estate investments were single-tenant commercial properties and one of our real estate investments was a multi-tenant commercial property. As of December 31, 2014, 99.7% of our rentable square feet was leased, with a weighted average remaining lease term of 14.5 years.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio as of December 31, 2014:

Property	MSA	Segment	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances
Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	07/31/2014	1993		100.0%	13,645	$—	(1)
Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	10/29/2014	2001		100.0%	14,868	—	(1)
Winston-Salem, NC-IMF	Winston-Salem, NC	Healthcare	12/17/2014	2004		100.0%	22,200	—	(1)
New England Sinai Medical Center (2)	Boston-Cambridge-Newton, MA-NH	Healthcare	12/23/2014	1967/1973	(3)	100.0%	180,744	—	(1)
Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014		100.0%	83,464	—	(1)
Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014		87.3%	7,219	—	(1)

							322,140	$—

(1)	Property collateralized under the KeyBank Credit Facility. As of December 31, 2014, six commercial properties were collateralized under the KeyBank Credit Facility and we had debt of $37,500,000 outstanding thereunder.
(2)	The New England Sinai Medical Center consists of two buildings.
(3)	The New England Sinai Medical Center was renovated in 1992.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. We currently have no plans for any material renovations, improvements or development of the properties. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

Leases

Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2014, the weighted average remaining lease term was 14.5 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from approximately $73,000 to $3,245,000 (an average of $934,000) per year. Certain leases provide for increases in rent as a result of fixed increases. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2014 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2015	—	—	$ —	—
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	—	—
2019	1	4,134	1	0.3%
2020	—	—	—	—
2021	—	—	—	—
2022	1	3,085	1	0.3%
2023	—	—	—	—
2024	2	37,068	73	25.1%
Thereafter	3	277,853	216	74.3%

	7	322,140	$ 291	100.0%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2014.

Indebtedness

For a discussion of our indebtedness, see Note 7—“Credit Facility,” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our Offering, we are publicly offering two classes of shares, Class A shares and Class T shares, at the initial offering price of $10.00 per Class A share and $9.574 per Class T share for the primary offering, and $9.50 per Class A share and $9.10 per Class T share pursuant to the DRIP. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for Financial Industry Regulatory Authority, or FINRA, members and their associated persons to participate in our Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per Class A share and $9.574 per Class T share as of December 31, 2014. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per Class A share and $9.574 per Class T share if a market did exist. Until April 11, 2016, the date that the amendments to FINRA Rule 2340 take effect (or earlier if our board of directors determines it is in our best interest), we expect to use $10.00 and $9.574 as the estimated NAV per Class A share and Class T share, respectively. Following such date, if we have not yet disclosed an estimated net asset value per share, then our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide as estimated NAV prior to the conclusion of this offering, our board of directors may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until a date no later than 150 days following the second anniversary of the date we broke escrow in this offering. Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until our board of directors determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding. If we provide as estimated NAV prior to the conclusion of this offering, our board of directors may determine to modify the public offering price to reflect the estimated per share NAV.

Prior to 150 days following the second anniversary of the date we broke escrow in this offering (or earlier if our board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by our board of directors based on the input of our advisor, our audit committee and, if engaged by our board of directors, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated property disposition costs (including estimates of fees payable to our advisor), and our other net assets and liabilities. In general, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Share Repurchase Program

Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish a new estimated value of our shares. Prior to April 2016, we do not anticipate obtaining appraisals for our investments (other than investments in transaction with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We will begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments on an annual basis as of a date not later than 150 days from the second anniversary of the date that we broke escrow in the Offering (or earlier if deemed advisable by our board of directors or required by applicable regulations) and will disclose the value in our SEC filings. Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or Qualifying Disability, as defined below, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount you paid for each Class A share or Class T share, as applicable;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount you paid for each Class A share or Class T share, as applicable;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount you paid for each Class A share or Class T share, as applicable; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each such Class A share or Class T share, as applicable.

Class A shares and Class T shares redeemed in connection with a stockholder’s death or Qualifying Disability, as defined below, will be redeemed at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated value per share, 100% of such amount, as determined by our board of directors, subject to any special distributions previously made to the stockholders. Class A shares and Class T shares redeemed in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the table above. A stockholder must have beneficially held the Class A shares or Class T shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program, unless the Class A shares or Class T shares, as applicable, are being redeemed in connection with a stockholder’s death, Qualifying Disability, or certain other exigent circumstances. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or Qualifying Disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.

After such time as our board of directors has determined a reasonable estimate of the value of our Class A shares or Class T shares, as applicable, and unless the shares are being redeemed in connection with a stockholder’s death or Qualifying Disability, the per share redemption price will be based on the most recent estimated value of the Class A shares or Class T shares, as applicable, as follows: after one year from the purchase date, 92.5% of the most recent estimated value of each Class A share or Class T share, as applicable; after two years from the purchase date, 95.0% of the most recent estimated value of each Class A share or Class T share, as applicable; after three years from the purchase date, 97.5% of the most recent estimated value of each Class A share or Class T share, as applicable; and after four years from the purchase date, 100% of the most recent estimated value of each Class A share or Class T share, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time the redemption price is determined by any method other than the net asset value of the Class A shares or Class T shares, as applicable, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made monthly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant its repurchase request. Subject to the limitations described in this prospectus, we also will repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of shares repurchased pursuant to our share repurchase program as follows: during any calendar year, we will not repurchase in excess of 5.0% of number of shares of common stock outstanding on December 31 of the previous calendar year. As a result, some or all of a stockholders’ shares may not be redeemed.

Our Sponsor, Advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program. Affiliates of our Advisor are eligible to have their shares redeemed on the same terms as other stockholders.

Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan during the prior calendar year and other operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each month. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available.

If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy, or (iii) by a stockholder, due to a mandatory distribution under such stockholder’s IRA, shall be made within 360 days of such event.

A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of his or her shares. An estate, heir or beneficiary that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our board of directors of the death of the stockholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent.

Unrepurchased shares may be passed to an estate, heir or beneficiary following the death of a stockholder. If the shares are to be repurchased under any conditions outlined herein, we will forward the documents necessary to effect the repurchase, including any signature guaranty we may require. Our share repurchase program provides stockholders only a limited ability to redeem shares for cash until a secondary market develops for our shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

In order for a disability to entitle a stockholder to the special redemption terms described above, (a Qualifying Disability), (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the Applicable Governmental Agency). For purposes of this repurchase right, the Applicable Governmental Agencies are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (“CSRS”), then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Veteran’s Administration. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special redemption terms described above. Redemption requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Department of Veterans Affairs record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.

We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

•	disabilities occurring after the legal retirement age; and

•	disabilities that do not render a worker incapable of performing substantial gainful activity.

Therefore, such disabilities would not qualify for the special redemption terms, except in the limited circumstances when the investor would be awarded disability benefits by the other applicable governmental agencies described above.

Shares we purchase under our share repurchase program will have the status of authorized but unissued shares. Shares we acquire through the share repurchase program will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws.

Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase program upon 30 days prior notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that you would not have any additional opportunities to have your shares repurchased under the prior terms of the program, or at all, upon receipt of the notice.

We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the stockholders. During our Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws.

As of March 24, 2015, no shares qualified for repurchase under our share repurchase program.

Stockholders

As of March 24, 2015, we had approximately 16,554,000 shares of Class A common stock outstanding held by 3,925 stockholders of record.

Distributions

We believe we currently qualify, and intend to elect to be taxed, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we are required to make distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to continue to pay regular (monthly) distributions to our stockholders. For the year ended December 31, 2014, we paid aggregate distributions of $430,000 ($160,000 in cash and $270,000 reinvested in shares of our common stock pursuant to the DRIP).

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in a primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of December 31, 2014, we had received subscriptions for and issued approximately 7,091,000 shares of our Class A common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $70,304,000 (before selling commissions and dealer manager fees of approximately $6,476,000 and other offering costs of approximately $3,887,000). From the net offering proceeds, we paid approximately $1,833,000 in acquisition fees to our Advisor, approximately $629,000 in acquisition costs, approximately $160,000 in cash distributions to our stockholders and approximately $1,382,000 in organization and offering costs to our Advisor or its affiliates, as of December 31, 2014. With the remaining net offering proceeds, we acquired $89,241,000 in total gross real estate.

As of December 31, 2014, approximately $2,524,000 remained payable to our Dealer Manager and our Advisor, or its affiliates, for costs related to our Offering.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.

We adopted our 2014 Restricted Share Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our Class A common stock that may be issued pursuant to our 2014 Restricted Share Plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our 2014 Restricted Share Plan, see Note 8—“Stock-based Compensation” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	291,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	291,000

(1)	On July 11, 2014, we granted 3,000 restricted shares of Class A common stock to each of our independent directors, which were awarded in connection with each independent director’s appointment to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price in our Offering. As of December 31, 2014, we had issued an aggregate of 9,000 shares of restricted stock to our independent directors in connection with their appointment to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

In connection with our formation on January 11, 2013, our Sponsor acquired 20,000 shares of our common stock, which were converted to shares of Class A common stock, in consideration of a cash payment of $200,000. Subsequently, the shares were reclassified as Class A shares of common stock.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K (amounts in thousands, except share data and per share amounts):

	As of and for the Year Ended December 31,	For the period from January 11, 2013 (Date of Inception) to December 31,
Selected Financial Data	2014	2013
Balance Sheet Data:
Total investment in real estate assets, net	$89,057	$—
Cash and cash equivalents	$3,694	$200
Total assets	$97,866	$200
Credit facility	$37,500	$—
Total liabilities	$40,761	$—
Total equity	$57,105	$200
Operating Data:
Total revenue	$337	$—
Rental expenses	$51	$—
Acquisition related expenses	$1,820	$—
Depreciation and amortization	$185	$—
Loss from operations	$(2,142)	$—
Net loss attributable to common stockholders	$(2,294)	$—
Modified funds from operations (1)	$(296)	$—
Per Share Data:

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(1.86)	$—
Distributions declared	$(755)	$—
Distributions declared per common share	$0.61	$—

Weighted average number of common shares outstanding:
Class A basic and diluted	1,233,715	—
Cash Flow Data:
Net cash used in operating activities	$(1,705)	$—
Net cash used in investing activities	$(92,513)	$—
Net cash provided by financing activities	$97,712	$200

(1)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our modified funds from operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Consolidated Financial Data,” and our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. For the period from January 11, 2013 through December 31, 2013, we had not begun principal operations. We believe we currently qualify, and intend to be taxed, as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to our DRIP. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share. Our Registration Statement was declared effective by the SEC on May 29, 2014.

Pursuant to the escrow agreement by and among us, our Dealer Manager, and UMB Bank, N.A., as escrow agent, we were required to deposit all subscription proceeds in escrow until we received subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. As of July 3, 2014, we had satisfied these conditions. As of December 31, 2014, we had accepted investors’ subscriptions for and issued approximately 7,091,000 shares of Class A common stock in our Offering, resulting in receipt of gross proceeds of approximately $70,304,000. In addition, we had special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015 and Washington, the conditions of which were satisfied on September 8, 2014. As of December 31, 2014, we had approximately $2,279,696,000 in Class A shares and Class T shares of common stock remaining in our Offering.

Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor. We have no paid employees.

As of December 31, 2014, we had purchased six real estate investments comprising of approximately 323,000 square feet of gross leasable area for a purchase price of approximately $89,241,000.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies,” or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset in determining the appropriate useful life. We anticipate the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of such assets through their undiscounted future cash flows and eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment indicators have been identified and no impairment losses were recorded during the year ended December 31, 2014.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

Purchase Price Allocation

Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. Management determined that properties acquired with an existing lease in place are accounted for as a business combination and properties acquired without an existing lease in place are accounted for as an asset acquisition.

Business Combinations

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

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on our determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Asset Acquisitions

Upon the acquisition of real estate properties determined to be asset acquisitions, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, based in each case on initial cost of the asset acquired.

Acquisition Fees and Expenses

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. We expensed acquisition fees and expenses for the year ended December 31, 2014 of approximately $1,820,000. We capitalized acquisition fees and expenses for the year ended December 31, 2014 of approximately $643,000.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis when we are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus have discretion in selecting the supplier and have credit risk.

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

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2014. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Real Estate Investments in 2014 and Subsequent

•	During the year ended December 31, 2014, we, through our wholly-owned subsidiaries, acquired 6 real estate investments for an aggregate purchase price of $89,241,000 consisting of approximately 323,000 gross rental square feet of commercial space.

•	As of March 24, 2015, we, through our wholly-owned subsidiaries, acquired 8 real estate investments for an aggregate purchase price of $117,624,000 consisting of approximately 385,000 gross rental square feet of commercial space.

For a further discussion of our 2014 acquisitions, see Note 3—“Real Estate Investments,” and for a further discussion on acquisitions in 2015, see Note 16—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Rental Income

The amount of rental income generated by our real estate investments depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2014, our real estate investments were 99.7% leased.

Results of Operations

For the period from January 11, 2013 to December 31, 2013, we had not begun principal operations and, therefore, our results of operations for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) to December 31, 2013 are not comparable. As a result, no period-to-period comparisons have been included.

Our operating results for the year ended December 31, 2014 are primarily comprised of income derived from our real estate investments, acquisition related expenses related to such purchases and administrative costs. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Revenue

For the year ended December 31, 2014, revenue was approximately $337,000 and was primarily comprised of base rent of approximately $296,000 and tenant reimbursement revenue of approximately $41,000.

Rental Expenses

For the year ended December 31, 2014, rental expenses were approximately $51,000 and primarily consisted of property management fees of approximately $9,000, franchise taxes of $32,000, real estate taxes of $6,000 and other rental expenses of approximately $4,000.

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses were approximately $351,000 and primarily consisted of professional and legal fees of approximately $171,000, board of directors’ fees of approximately $83,000, restricted stock compensation of approximately $11,000, organizational costs of approximately $19,000, insurance costs of approximately $52,000 and other costs of approximately $15,000.

Acquisition Related Expenses

For the year ended December 31, 2014, acquisition related expenses were approximately $1,820,000 and primarily related to acquisition fees and costs associated with the purchase of five real estate investments acquired, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the year ended December 31, 2014, acquisition related expenses associated with transactions determined to be business combinations primarily consisted of approximately $447,000 in acquisition costs, acquisition fees of approximately $1,307,000 incurred to our Advisor, or its affiliates, and approximately $66,000 in costs incurred for potential acquisitions.

Asset Management Fees

For the year ended December 31, 2014, asset management fees of approximately $72,000 were related to the management of six real estate investments.

Depreciation and Amortization

For the year ended December 31, 2014, depreciation and amortization of approximately $185,000 consisted of depreciation on our real estate investments of approximately $133,000 and amortization of identified intangible assets of approximately $52,000.

Interest Expense

For the year ended December 31, 2014, interest expense of approximately $152,000 consisted of approximately $69,000 related to interest expense on the KeyBank Credit Facility and approximately $83,000 related to amortization of debt issue costs.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $4,205,000 as of December 31, 2014. As of December 31, 2014, we reimbursed our Advisor or its affiliates approximately $1,382,000, in offering expenses and accrued approximately $2,524,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of December 31, 2014. As of December 31, 2014, we paid approximately $6,476,000 in selling commissions and dealer manager fees to our Dealer Manager. For the year ended December 31, 2014, no Class T shares were sold and no distribution fees were paid. Other offering costs (other than selling commissions and dealer manager fees) were approximately $3,887,000 as of December 31, 2014.

When incurred, organization costs are expensed and offering costs, including selling commissions and dealer manager fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 9—“Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or (497%), of our distributions paid (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds and have no limits on the amounts we may pay from such sources. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of our Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our investors’ ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a Liquidity Event, any or all of which may have an adverse effect on an investment in us.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a gain realized from the sale of those shares.

The following table shows the character of distributions the Company paid on a percentage basis during the year ended December 31, 2014:

For the Year Ended December 31,
Character of Distributions:	2014
Ordinary dividends	0.00%
Nontaxable distributions	100.00%

Total	100.00%

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not re-set frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of our Offering, operating cash flows and borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution fees, and offering expenses.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of our Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of our Offering in properties and real estate-related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we acquire and other investments we make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Capital Expenditures

We estimate that we will require approximately $0.9 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2014, we had $2.9 million of restricted cash in escrow reserve accounts for such capital expenditures.

KeyBank Credit Facility

On July 31, 2014, our Operating Partnership entered into a credit agreement with KeyBank, which agreement was subsequently amended, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $35,000,000. On December 17, 2014, we amended our KeyBank Credit Facility to an aggregate maximum principal amount of $180,000,000. The KeyBank Credit Facility is evidenced by a promissory note in the principal amount of $180,000,000, a credit agreement, a guaranty agreement, a contribution agreement, and a hazardous materials indemnity agreement, or collectively, the KeyBank Credit Facility Agreement. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The KeyBank Credit Facility matures on December 17, 2017 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee. The KeyBank Credit Facility can be increased to $400,000,000, subject to certain conditions. See Note 7—“Credit Facility” to the consolidated financial statements that are part of this Annual Report on Form 10-K.

In connection with the amendment, the annual interest rate payable under the KeyBank Credit Facility was decreased to, at our Operating Partnership’s option, either: (a) the London Interbank Offered Rate, plus an applicable margin ranging from 1.75% to 2.75% (the margin rate was previously set at a range from 2.00% to 3.25%), which is determined based on the overall leverage of our Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.75% (the margin rate was previously set at a range from 1.00% to 2.25%), which is determined based on the overall leverage of our Operating Partnership. In addition to interest, our Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility Agreement, or the Unused Fee, at a per annum rate equal to 0.30% if the average daily amount outstanding under the KeyBank Credit Facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments, and the Unused Fee is payable quarterly in arrears.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the KeyBank Credit Facility Agreement. The amount of credit available under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the pool availability. The obligations of our Operating Partnership with respect to the KeyBank Credit Facility agreement are guaranteed by us, including but not limited to, the payment of any outstanding indebtedness under the KeyBank Credit Facility agreement, and all terms, conditions and covenants of the KeyBank Credit Facility agreement, as further discussed below. As of December 31, 2014, we had drawn $37,500,000 under the KeyBank Credit Facility and we had a remaining aggregate pool availability of $14,438,000.

The KeyBank Credit Facility Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. In addition, the KeyBank Credit Facility Agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at December 31, 2014.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments following completion of our Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2014, our borrowings were 42.02% of the fair market value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 24, 2015 and December 31, 2014, our leverage did not exceed 300.0% of the value of our net assets.

Cash Flows

Operating Activities. Net cash flows used in operating activities for the year ended December 31, 2014 was approximately $1,705,000 as compared to $0 for the year ended December 31, 2013. During the year ended December 31, 2014, net cash flows used in operating activities were primarily due to acquisition related costs and general and administrative expenses, partially offset by increased revenues due to our acquisition of six real estate investments.

Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2014 was approximately $92,513,000 as compared to $0 for the year ended December 31, 2013. During the year ended December 31, 2014, cash flows used in investing activities primarily related to the acquisition of six real estate investments in the amount of $89,241,000, real estate escrow deposits of $350,000 and payments of escrow funds of $2,922,000.

Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2014 was approximately $97,712,000 as compared to $200,000 for the year ended December 31, 2013. During the year ended December 31, 2014, net cash flows provided by financing activities was primarily due to proceeds from the issuance of common stock of approximately $70,034,000, proceeds from noncontrolling interests of $2,000 and proceeds from the KeyBank Credit Facility of approximately $40,393,000, offset by approximately $1,825,000 in payments of deferred financing costs, approximately $2,893,000 in payments on the KeyBank Credit Facility, approximately $160,000 in cash distributions to stockholders and approximately $7,839,000 in offering costs on issuance of common stock.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other real estate-related investments.

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the year ended December 31, 2014 (amounts in thousands):

	Twelve Months Ended December 31, 2014
Distributions paid in cash—common stockholders	$160
Distributions reinvested (shares issued)	270

Total distributions	$430

Source of distributions:
Offering proceeds from issuance of common stock (1)	$160	37%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	270	63%

Total sources	$430	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of December 31, 2014 were approximately $325,000 for common stockholders. These distributions were paid on January 2, 2015.

For the year ended December 31, 2014, we paid distributions of approximately $430,000 to common stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) and MFFO

(as defined below) for the year ended December 31, 2014 of approximately $(2,109,000) and $(296,000), respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 14—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

As of December 31, 2014, we had $37.5 million outstanding under the KeyBank Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios. As of December 31, 2014, we believe we were in compliance with all such covenants on the KeyBank Credit Facility, and we expect to remain in compliance with all such requirements for the next 12 months.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—variable rate debt	$—	$37,500	$—	$—	$37,500
Interest payments—variable rate debt	660	2,159	—	—	2,819
Capital expenditures	883	504	105	1,584	3,076

Total	$1,543	$40,163	$105	$1,584	$43,395

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 9—“Related-Party Transactions and Arrangements” to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2014 and 2013 (amounts in thousands, except share data and per share amounts):

	Twelve Months Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(2,294)	$—
Adjustments:
Depreciation and amortization—real estate	185	—

FFO	$(2,109)	$—

Adjustments:
Acquisition related expenses (1)	$1,820	$—
Amortization of above and below-market leases (2)	6
Straight-line rents (3)	(13)	—

MFFO	$(296)	$—

Weighted average Class A common shares outstanding—basic and diluted	1,233,715	—

Net loss per Class A common share—basic and diluted	$(1.86)	$—

FFO per Class A common share—basic and diluted	$(1.71)	$—

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

The following is a reconciliation of net loss attributable to the Company, which is the most directly comparable GAAP financial measure to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net loss attributable to common stockholders	$(1,757)	$(482)	$(55)	$—
Adjustments:
Depreciation and amortization—real estate	151	34	—	—

FFO	$(1,606)	$(448)	$(55)	$—

Adjustments:
Acquisition related expenses (1)	$1,515	$269	$36	$—
Amortization of above and below-market leases (2)	6	—	—	—
Straight-line rents (3)	(13)	—	—	—

MFFO	$(98)	$(179)	$(19)	$—

Weighted average Class A common shares outstanding—basic and diluted	4,183,857	671,425	20,000	—

Net loss per Class A common share—basic and diluted	$(0.42)	$(0.72)	$(2.75)	$—

FFO per Class A common share—basic and diluted	$(0.38)	$(0.67)	$(2.75)	$—

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

Subsequent Events

For a discussion of subsequent events, see Note 16—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

Refer to Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K for further explanation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings, prepayment penalties and cash flows, and by lowering overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

As of December 31, 2014, we had $37.5 million of variable rate debt outstanding related to the KeyBank Credit Facility. As of December 31, 2014, our interest rate was 1.92%. As of December 31, 2014, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.2 million per year.

Item 8.	Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2014 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transitional period established by the rules of the SEC for newly public companies.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2015 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedules:

The financial statement schedules listed in the index to consolidated financial statements on page F-1 hereof.

No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF CARTER VALIDUS MISSION CRITICAL REIT II, INC.

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2014 and for the period January 11, 2013 (Date of Inception) to December 31, 2013	F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2014 and for the period January 11, 2013 (Date of Inception) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the period January 11, 2013 (Date of Inception) to December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule III—Real Estate Assets and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors

Carter Validus Mission Critical REIT II, Inc.:

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Tampa, Florida

March 26, 2015

Certified Public Accountants

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Real estate:
Land	$14,515	$—
Buildings and improvements, less accumulated depreciation of $133 and $0, respectively	68,100	—
Acquired intangible assets, less accumulated amortization of $58 and $0, respectively	6,442	—

Total real estate, net	89,057	—
Cash and cash equivalents	3,694	200
Other assets	5,115	—

Total assets	$97,866	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility	$37,500	$—
Accounts payable due to affiliates	2,626	—
Accounts payable and other liabilities	635	—

Total liabilities	40,761	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 and 50,000,000 shares authorized; none outstanding, respectively	—	—
Class A common stock, $0.01 par value per share, 250,000,000 and 300,000,000 shares authorized; 7,110,501 and 20,000 shares outstanding, respectively	71	—
Class T common stock, $0.01 par value per share, 250,000,000 and 0 shares authorized; none outstanding	—	—
Additional paid-in capital	60,081	200
Accumulated deficit	(3,049)	—

Total stockholders’ equity	57,103	200
Noncontrolling interests	2	—

Total equity	57,105	200

Total liabilities and stockholders’ equity	$97,866	$200

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data and per share amounts)

	For the Year Ended December 31, 2014	For the period January 11, 2013 (Date of Inception) to December 31, 2013
Revenue:
Rental revenue	$296	$—
Tenant reimbursement revenue	41	—

Total revenue	337	—

Expenses:
Rental expenses	51	—
General and administrative expenses	351	—
Acquisition related expenses	1,820	—
Asset management fees	72	—
Depreciation and amortization	185	—

Total expenses	2,479	—

Loss from operations	(2,142)	—
Interest expense	152	—

Net loss attributable to common stockholders	$(2,294)	$—

Weighted average number of common shares outstanding:
Class A basic and diluted	1,233,715	—

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(1.86)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock
	Class A		Additional Paid in Capital		Total Stockholders’ Equity
	No. of Shares	Par Value		Accumulated Deficit		Noncontrolling Interests	Total Equity
Balance, January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200	—	200

Balance, December 31, 2013	20,000	$—	$200	$—	$200	$—	$200

Issuance of common stock	7,062,137	71	69,963	—	70,034	—	70,034
Issuance of common stock under the distribution reinvestment plan	28,364	—	270	—	270	—	270
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Commissions on sale of common stock and related dealer manager fees	—	—	(6,476)	—	(6,476)	—	(6,476)
Other offering costs	—	—	(3,887)	—	(3,887)	—	(3,887)
Stock-based compensation	—	—	11	—	11	—	11
Distributions declared to common stockholders	—	—	—	(755)	(755)	—	(755)
Net loss	—	—	—	(2,294)	(2,294)	—	(2,294)

Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$57,103	$2	$57,105

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2014	For the period January 11, 2013 (Date of Inception) Through December 31, 2013
Cash flows from operating activities:
Net loss	$(2,294)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	—
Amortization of deferred financing costs	83	—
Amortization of above-market leases	6	—
Straight-line rent	(13)	—
Stock-based compensation	11	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	303	—
Accounts payable due to affiliates	102	—
Other assets	(88)	—

Net cash used in operating activities	(1,705)	—

Cash flows from investing activities:
Investment in real estate	(89,241)	—
Real estate deposits	(350)	—
Payments to escrow funds	(2,922)	—

Net cash used in investing activities	(92,513)	—

Cash flows from financing activities:
Proceeds from credit facility	40,393	—
Payments on credit facility	(2,893)	—
Payments of deferred financing costs	(1,825)	—
Offering costs on issuance of common stock	(7,839)	—
Distributions to stockholders	(160)	—
Proceeds from issuance of common stock	70,034	200
Contributions from noncontrolling interests in Operating Partnership	2	—

Net cash provided by financing activities	97,712	200

Net change in cash and cash equivalents	3,494	200
Cash and cash equivalents—Beginning of period	200	—

Cash and cash equivalents—End of period	$3,694	$200

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$270	$—
Supplemental cash flow disclosure:
Interest paid	$23	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013, that believes it currently qualifies, and intends to elect to be taxed, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. For the period from January 11, 2013 through December 31, 2013, the Company had not begun principal operations. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. As of December 31, 2014, the Company owned a 99.997% interest in the Operating Partnership and the Advisor owned a 0.003% interest in the Operating Partnership. On January 31, 2013, the Company issued 20,000 shares of common stock in a private placement to Carter Validus REIT Management Company II, LLC, a Florida limited liability company, or the Sponsor, at a purchase price of $10.00 per share, for an aggregate purchase price of $200,000. Subsequently, the shares were reclassified as Class A shares of common stock. The Company contributed the proceeds from that sale to the Operating Partnership for 20,000 general partnership units of the Operating Partnership. As of December 31, 2014, the Company owned six real estate investments in five metropolitan statistical areas, or MSAs.

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in its primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Offering (SEC File Number: 333-191706, effective May 29, 2014). The Company is offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC, or SC Distributors, the Dealer Manager of the Offering, and UMB Bank, N.A., as escrow agent, the Company was required to deposit all subscription proceeds in escrow until the Company received subscriptions aggregating $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Washington. The Company satisfied these conditions on July 3, 2014. As of December 31, 2014, the Company had accepted investors’ subscriptions for and issued approximately 7,091,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $70,304,000, before selling commissions and dealer manager fees of approximately $6,476,000 and other offering costs of approximately $3,887,000. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015 and Washington, the conditions of which were satisfied on September 8, 2014. As of December 31, 2014, the Company had approximately $2,279,696,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. SC Distributors serves as the dealer manager of the Offering. On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of the Dealer Manager, was acquired by RCS. There has been no impact to the operations of the Company as a result of this transaction. The Dealer Manager has received and will continue to receive fees for services related to the

Offering. The Advisor and the Property Manager received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor also will receive fees during the liquidation stage.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of the Company’s management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are made and evaluated on an on going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Real Estate

Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. The Company determined that properties acquired with an existing lease in place are accounted as a business combination and properties acquired without an existing lease in place are accounted as an asset acquisition.

Business Combinations

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

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Asset Acquisitions

Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, based in each case on initial cost of the asset acquired.

Acquisition Fees and Expenses

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

Real Estate Escrow Deposits

Real estate escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate, which are included in other assets in the accompanying consolidated balance sheets.

Fair Value

Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, tenant receivables, real estate escrow deposits, prepaid assets, accounts payable and other liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Credit facility—The carrying value of the variable rate KeyBank Credit Facility (as defined below) approximates fair value because its interest rate is adjustable.

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

Noncontrolling Interest in Operating Partnership

The Company is the sole general partner of the Operating Partnership and the Advisor is the initial limited partner of the Operating Partnership. The Company owns a 99.997% interest in the Operating Partnership and the Advisor owns a 0.003% interest in the Operating Partnership. The Company consolidates the Operating Partnership and reports unaffiliated partners’ interests in the Operating Partnership as noncontrolling interests. Noncontrolling interests are reported within the equity section of the consolidated financial statements, and amounts attributable to controlling and noncontrolling interests are reported separately in the accompanying consolidated statements of operations and accompanying consolidated statement of stockholders’ equity.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Rental Revenue

In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis when the Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2014, the Company did not have an allowance for uncollectible tenant receivables.

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

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the year ended December 31, 2014, there were 9,000 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Restricted Cash Held in Escrow

Restricted cash held in escrow includes cash held in escrow accounts for capital improvements for certain properties. Contributions and receipts of escrowed funds have been classified as investing activities in the consolidated statements of cash flows. Restricted cash held in escrow is reported in other assets in the accompanying consolidated balance sheets. See Note 5—“Other Assets.”

Deferred Financing Costs

Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are reported in other assets in the accompanying consolidated balance sheets. See Note 5—“Other Assets.”

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2014, 100% of the Company’s consolidated revenues were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an overall portfolio wide level; therefore, the Company reports one reportable segment.

Comprehensive Loss

For the year ended December 31, 2014 and for the period January 11, 2013 (Date of Inception) to December 31, 2013, comprehensive loss equaled net loss attributable to common stockholders; therefore, a separate statement of comprehensive loss is not included in the accompanying consolidated financial statements.

Concentration of Credit Risk and Significant Leases

As of December 31, 2014, the Company had cash on deposit in two financial institutions which had deposits in excess of current federally insured levels totaling approximately $5,338,000. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of December 31, 2014, the Company owned real estate investments in five MSAs, three of which accounted for 10.0% or more of rental revenue. The property located in the Houston-The Woodlands-Sugarland, Texas MSA accounted for 54.5% of rental revenue for the year ended December 31, 2014, the property located in the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 19.0% of rental revenue for the year ended December 31, 2014 and the property located in the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA accounted for 16.5% of rental revenue for the year ended December 31, 2014.

As of December 31, 2014, the Company had three tenants that accounted for 10.0% or more of rental revenue. The lease with Cy Fair Surgery Center, Ltd. accounted for 54.5% of rental revenue for the year ended December 31, 2014, the lease with Mercy Health Physicians Cincinnati, LLC accounted for 19.0% of rental revenue for the year ended December 31, 2014 and the lease with New England Sinai Hospital, A Steward Family Hospital, Inc. accounted for 16.5% of rental revenue for the year ended December 31, 2014.

Stockholders’ Equity

The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 250,000,000 shares of Class A common stock and 250,000,000 shares of Class T common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The company intends to issue up to $2,250,000,000 in Class A and Class T shares of common stock in its primary offering, and up to $100,000,000 in Class A and Class T shares of common stock pursuant to the DRIP at 95% of the purchase price per share. Other than the different fees with respect to each class and the payment of a distribution fee out of cash otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.

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

Distribution Policy and Distributions Payable

The Company intends to elect to be taxed and qualify as a REIT and to operate as a REIT beginning with its taxable year ended December 31, 2014. To qualify and maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On July 16, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of the first property acquisition and ended on August 31, 2014. On July 31, 2014, the Company acquired the Cy Fair Surgical Center, its first property acquisition. Therefore, the previously declared distributions began on July 31, 2014, and were calculated based on 365 days in the calendar year. The distributions were equal to an annualized rate of 6.4% per share of Class A and Class T common stock. Distributions are aggregated and paid in cash monthly in arrears.

On each of August 1, 2014 and November 6, 2014, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2014 and ended on February 28, 2015. The distributions are calculated based on 365 days in the calendar year and equal to an annualized rate of 6.4% per share of Class A and Class T common stock. Distributions are aggregated and paid in cash monthly in arrears.

As of December 31, 2014, the Company paid aggregate distributions, since inception, of approximately $430,000 ($160,000 in cash and $270,000 of which were reinvested in shares of common stock pursuant to the DRIP). Distributions are payable to stockholders from legally available funds therefor. The Company’s distributions declared per Class A common share was $0.61 for the year ended December 31, 2014. As of December 31, 2014, the Company had distributions payable of approximately $325,000. Of these distributions payable, approximately $130,000 was paid in cash and approximately $195,000 was reinvested in shares of common stock pursuant to the DRIP on January 2, 2015.

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.

Income Taxes

The Company believes it currently qualifies, and intends to elect to be taxed, as a REIT commencing with its taxable year ending December 31, 2014. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders.

The dividends paid deduction of a REIT for qualifying dividends paid to its stockholders is computed using the Company’s taxable income as opposed to net income reported in the consolidated financial statements. Taxable income, generally, will differ from net income reported in the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the year ended December 31, 2014. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination will be 2013.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About An Entity’s Ability to Continue As a Going Concern, or ASU 2014-15, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the consolidated financial statements. The adoption of ASU 2014-15 is effective for reporting periods ending after December 15, 2016, early adoption is permitted. The Company is in the process of evaluating the impact ASU 2014-15 will have on the Company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to have a material effect on the Company’s consolidated financial statements.

Note 3—Real Estate Investments

The Company reimburses the Advisor or its affiliates for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s independent directors. For the year ended December 31, 2014, acquisition fees and acquisition related costs totaled $2,340,000, which did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period.

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses for the year ended December 31, 2014 of approximately $1,820,000 related to business combinations. The Company capitalized acquisition fees and expenses for the year ended December 31, 2014 of approximately $643,000 related to asset acquisitions.

2014 Real Estate Investments

During the year ended December 31, 2014, the Company completed six real estate acquisitions, of which five of the real estate acquisitions were determined to be business combinations in the amount of $65,201,000 and one of the real estate acquisitions was determined to be an asset acquisition in the amount of $24,040,000, for an aggregate purchase price of $89,241,000. The Company funded the purchases of the acquisitions using net proceeds from the Offering and the KeyBank Credit Facility (as defined below).

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying consolidated balance sheets, consisted of the following as of December 31, 2014 (amounts in thousands, except weighted average life amounts):

Amount
In-place leases, net of accumulated amortization of $52 (with a weighted average remaining life of 14.6 years)	$6,194
Above-market leases, net of accumulated amortization of $6 (with a weighted average remaining life of 9.4 years)	248

$6,442

The aggregate weighted average remaining life of the acquired intangible assets was 14.4 years as of December 31, 2014.

Amortization expense for in-place leases for the year ended December 31, 2014 was $52,000. Amortization of the above-market leases for the year ended December 31, 2014 was $6,000.

Estimated amortization expense on the acquired intangible assets as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2015	$490
2016	490
2017	490
2018	490
2019	480
Thereafter	4,002

$6,442

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2014 (amounts in thousands):

Amount
Deferred financing costs, net of accumulated amortization of $83	$1,742
Real estate escrow deposits	350
Restricted cash held in escrow	2,922
Tenant receivable	71
Prepaid assets	30

$5,115

Amortization of deferred financing costs for the year ended December 31, 2014 was $83,000, which was recorded as interest expense in the accompanying consolidated statements of operations.

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2014, the weighted average remaining lease term was 14.5 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts thousands):

Year	Amount
2015	$6,546
2016	6,672
2017	6,800
2018	6,931
2019	7,043
Thereafter	78,915

$112,907

Note 7—Credit Facility

On July 31, 2014, the Operating Partnership entered into a credit agreement with KeyBank National Association, or KeyBank, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $35,000,000, (as amended, the KeyBank Credit Facility). On December 17, 2014, the Operating Partnership amended the Company’s KeyBank Credit Facility to an aggregate maximum principal amount of $180,000,000. The KeyBank Credit Facility is evidenced by a promissory note in the principal amount of $180,000,000, a credit agreement, a guaranty agreement, a contribution agreement, and a hazardous materials indemnity agreement, or collectively, the KeyBank Credit Facility Agreement. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the acquisitions of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The KeyBank Credit Facility matures on December 17, 2017 and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee. The KeyBank Credit Facility can be increased to $400,000,000, subject to certain conditions.

In connection with the amendment, the annual interest rate payable under the KeyBank Credit Facility was decreased to, at the Operating Partnerships option, either: (a) the London Interbank Offered Rate, plus an applicable margin ranging from 1.75% to 2.75% (the margin was previously set at a range from 2.00% to 3.25%), which is determined based on the overall leverage of the Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.75% (the margin was previously set at a range from 1.00% to 2.25%), which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility Agreement at a per annum rate equal to 0.30% if the average daily amount outstanding under the KeyBank Credit Facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the KeyBank Credit Facility Agreement. The amount of credit available under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the pool availability. The obligations of the Operating Partnership with respect to the KeyBank Credit Facility Agreement are guaranteed by the Company, including but not limited to, the payment of any outstanding indebtedness under the KeyBank Credit Facility Agreement and all terms, conditions and covenants of the KeyBank Credit Facility Agreement, as further discussed below.

The KeyBank Credit Facility Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the KeyBank Credit Facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The KeyBank Credit Facility Agreement imposes the following financial covenants, which are specifically defined in the KeyBank Credit Facility Agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool.

As of December 31, 2014, the Company had an outstanding balance of $37,500,000 under the KeyBank Credit Facility and had a remaining aggregate pool availability of $14,438,000.

Note 8—Stock-based Compensation

On May 6, 2014, the Company adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which the Company has the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. The Company authorized and reserved 300,000 shares of our Class A shares for issuance under the Incentive Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

On July 11, 2014, the Company granted 3,000 restricted shares of Class A common stock to each of its independent directors, which were awarded in connection with their appointment to the Company’s board of directors. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of Class A shares sold in the Offering. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2014, there was $79,000 of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 3.53 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2014, the fair value of the nonvested shares of restricted Class A common stock was $90,000. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2013 and the changes for the year ended December 31, 2014 is presented below:

		Weighted Average Grant Date
Restricted Stock	Shares	Fair Value
Nonvested at December 31, 2013	—	$—
Granted	9,000	$10.00

Nonvested at December 31, 2014	9,000	$10.00

Stock-based compensation expense for the year ended December 31, 2014 was $11,000, which is reported in general and administrative costs in the accompanying consolidated statements of operations.

Note 9—Related-Party Transactions and Arrangements

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All sales commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the year ended December 31, 2014, the Company paid the Dealer Manager approximately $6,476,000 for selling commissions and dealer manager fees in connection with the Offering.

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the Offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares. For the year ended December 31, 2014, the Company did not incur any distribution fees to the Dealer Manager.

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross offering proceeds. As of December 31, 2014, the Advisor and its affiliates incurred approximately $4,205,000 on the Company’s behalf in offering costs. The Company reimbursed approximately $1,382,000 in offering expenses to the Advisor, or its affiliates, and accrued approximately $2,524,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of December 31, 2014. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property or the amount of funds advanced with respect to a mortgage loan, exclusive of acquisition fees and acquisition expenses. For the year ended December 31, 2014, the Company paid approximately $1,833,000 in acquisition fees to the Advisor or its affiliates.

The Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on property not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property or in the case of a mortgage loan, 6.0% of funds advanced. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the year ended December 31, 2014, the Company incurred approximately $11,000 in acquisition expenses and reimbursed approximately $7,000 to the Advisor or its affiliates.

The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed) which is payable monthly in arrears. The Advisor may, in its sole discretion, choose to take any monthly asset management fee in the form of subordinated restricted Class B Units of the Operating Partnership. In the event the Advisor chooses to be compensated in Class B Units, then the Operating Partnership will, within 30 days after the end of the applicable month (subject to the approval of the board of directors), issue a number of restricted Class B Units to the Advisor equal to: (i) the cost of assets multiplied by 0.0625% (or the lower of the cost of assets and the applicable quarterly net asset value, or NAV, multiplied by 0.0625%, once the Company begins calculating NAV) divided by (ii) the value of one Class A share of common stock as of the last day of such calendar month, which will be the offering price, less selling commissions and dealer manager fees, until such time as the Company calculates NAV, when it will then be the per share NAV for Class A shares. The Advisor will be entitled to receive certain distributions of net sales proceeds on the vested and unvested Class B Units it receives in connection with its assets management services at the same rate as distributions received on the Company’s common stock. Such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the Advisory agreement, as applicable.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Advisory Agreement without cause; and (c) the Advisor pursuant to the Advisory Agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the year ended December 31, 2014, the Advisor recognized and the Company incurred approximately $72,000 in asset management fees. For the year ended December 31, 2014, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also may pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. For the year ended December 31, 2014, the Company incurred approximately $9,000 in property management fees to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable. As of December 31, 2014, the Company did not incur any construction management fees.

The Company reimburses the Advisor for operating expenses incurred on its behalf. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. As of December 31, 2014, the Company had incurred total operating expenses in the four consecutive fiscal quarters then ended that exceeded the 2%/25% guidelines by $12,000, or the Excess Amount. On March 12, 2015 the board of directors, including all of the independent directors, determined that the Excess Amount was due to unusual and nonrecurring factors associated with the start-up costs related to the Company’s launch, such as nonscalable costs of legal fees, auditing fees, reporting fees, board of directors’ compensation and other direct general and administrative costs. The board of directors determined that these costs were incurred in 2014, and that the Company’s amount of capital raised and investments have progressed since then to a satisfactory degree. Therefore, the board of directors deemed the circumstances surrounding the Excess Amount sufficient to justify reimbursing the Advisor for direct expenses, including but not limited to start-up costs as well as direct general and administrative expenses associated with the organization of the Company and the registration and commencement of the Offering. For the year ended December 31, 2014, the Advisor allocated approximately $288,000 in operating expenses on the Company’s behalf. For the year ended December 31, 2014, the Advisor waived, irrevocably, without recourse, approximately $236,000 in operating expenses it allocated to the Company, including payroll-related expenses. For the year ended December 31, 2014, the Company reimbursed approximately $82,000 in operating expenses to the Advisor. The Advisor has not agreed to waive any future costs.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. As of December 31, 2014, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of December 31, 2014, the Company did not incur any subordinated sale fees to the Advisor or its affiliates.

Upon termination or non-renewal of the Advisory agreement with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2014, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of December 31, 2014 (amounts in thousands):

	Fee	December 31,
Entity		2014	2013
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$66	$—
Carter Validus Real Estate Management Services II, LLC	Property management fees	3	—
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	29	—
Carter Validus Advisors II, LLC and its affiliates	Offering costs	2,524	—
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	4	—

		$2,626	$—

Note 10—Business Combinations

During the year ended December 31, 2014, the Company completed the acquisition of 100% fee simple interest in five real estate investments that were determined to be business combinations, comprised of five buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $65,201,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations completed during the year ended December 31 2014:

Property Description	Date Acquired	Ownership Percentage
Cy Fair Surgical Center	07/31/2014	100%
Mercy Healthcare Facility	10/29/2014	100%
Winston-Salem, NC IMF	12/17/2014	100%
Baylor Surgical Hospital at Fort Worth	12/31/2014	100%
Baylor Surgical Hospital Integrated Medical Facility	12/31/2014	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying consolidated statements of operations for the year ended December 31, 2014 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2014, the Company recognized approximately $248,000 of revenues and net loss of approximately $1,689,000 for its business combination acquisitions. In addition, during the year ended December 31, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $1,697,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying consolidated statements of operations.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the year ended December 31, 2014 (amounts in thousands):

Total
Land	$10,466
Buildings and improvements	47,504
In-place leases	6,247
Tenant improvements	737
Above-market leases	254

Total assets acquired	65,208

Below-market leases	(7)

Total liabilities acquired	(7)

Net assets acquired	$65,201

Assuming the business combinations described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

For the Year Ended December 31,
2014
Pro forma basis:
Revenues	$2,020
Net income attributable to common stockholders	$245
Net income per common share attributable to common stockholders:
Class A basic and diluted	$0.09

The pro forma information for the year ended December 31, 2014 was adjusted to exclude approximately $1,697,000 of acquisition expenses recorded related to its real estate investments. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 11—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of December 31, 2014 were comprised of the following (amounts in thousands):

December 31, 2014
Accounts payable and accrued expenses	$225
Accrued interest expense	47
Dividends payable	325
Deferred rental income	31
Intangible lease liability	7

$635

Note 12—Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the year ended December 31, 2014:

Character of Distributions:	For the Year Ended December 31,
2014
Ordinary dividends	0.00%
Nontaxable distributions	100.00%

Total	100.00%

The Company concluded there was no impact related to uncertain tax provisions from the results of the operations of the Company for the year ended December 31, 2014. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2014, the Company had not recognized any interest expense or penalties related to unrecognized tax benefits. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2013.

Note 13—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 14—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 15—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the year ended December 31, 2014. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except share data and per share amounts):

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$272	$65	$—	$—
Expenses	(1,931)	(493)	(55)	—

Loss from operations	(1,659)	(428)	(55)	—
Interest expense	(98)	(54)	—	—

Net loss attributable to common stockholders	$(1,757)	$(482)	$(55)	$—

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.42)	$(0.72)	$(2.75)	$—

Weighted average number of common shares outstanding:
Class A basic and diluted	4,183,857	671,425	20,000	—

Note 16—Subsequent Events

Distributions Paid

On January 2, 2015, the Company paid aggregate distributions of approximately $325,000 ($130,000 in cash and $195,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, the Company paid aggregate distributions of approximately $446,000 ($184,000 in cash and $262,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, the Company paid aggregate distributions of approximately $538,000 ($220,000 in cash and $318,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015.

Increase in Borrowing Base Availability Under the Credit Facility

On February 17, 2015, the Company added the Heartland Rehabilitation Hospital to the collateral pool of the Credit Facility, which increased the borrowing base availability under the Credit Facility by approximately $13,109,000. As of March 24, 2015, the aggregate borrowing base availability was $60,092,000 under the Credit Facility and there was no outstanding balance under the Credit Facility.

Distributions Declared

On February 24, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2015 and ending on May 31, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to an annualized rate of 6.4% per share of Class A and Class T common stock. The distributions declared for each record date in the March 2015, April 2015 and May 2015 periods will be paid in April 2015, May 2015 and June 2015, respectively. As of March 24, 2015, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of March 24, 2015, the Company had accepted investors’ subscriptions for and issued approximately 16,554,000 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $164,455,000, including shares of its common stock issued pursuant to its DRIP. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015 and Washington, the conditions of which were satisfied on September 8, 2014. As of March 24, 2015, the Company had approximately $2,185,545,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Acquisitions

The following table presents certain information about properties the Company acquired from January 1, 2015 through March 24, 2015:

Property Description	Date Acquired	Purchase Price (amounts in thousands)	Ownership Percentage
Winter Haven Healthcare Facility(1)	1/27/2015	$3,804	100%
Heartland Rehabilitation Hospital(1)	2/17/2015	$24,579	100%

(1)	The property is leased to a single tenant and the Company funded the purchase with net proceeds from the Offering.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2014

(amounts in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$—	$762	$2,970	$3,732	$44	1993		07/31/2014
Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	—	356	3,167	3,523	20	2001		10/29/2014
Winston-Salem, NC IMF	Winston- Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	6	2004		12/17/2014
New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,977	14	4,049	19,991	24,040	22	1967/1973	(d)	12/23/2014
Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	39	2014		12/31/2014
Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	—	367	1,587	1,954	2	2014		12/31/2014

		$—		$14,515	$68,219	$14	$14,515	$68,233	$82,748	$133

(a)	Property collateralized under the KeyBank Credit Facility. As of December 31, 2014, six commercial properties were collateralized under the KeyBank Credit Facility and the Company had $37,500,000 outstanding thereunder.
(b)	The aggregated cost for federal income tax purposes is approximately $74,726,000.
(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, building and improvements are depreciated over 15-40 years.
(d)	The New England Sinai Medical Center was renovated in 1992.

S-1

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

SCHEDULE III

(CONTINUED)

December 31, 2014

(amounts in thousands)

2014
Real Estate
Balance at beginning of year	$—
Additions:
Acquisitions	82,734
Additional acquisition fees and expenses capitalized	14

Balance at end of year	$82,748

Accumulated Depreciation
Balance at beginning of year	$—
Depreciation	(133)

Balance at end of year	$(133)

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT II, INC. (Registrant)

Date: March 26, 2015	By	/s/ JOHN E. CARTER
John E. Carter Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2015	By	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN E. CARTER John E. Carter	Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	March 26, 2015

/S/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	March 26, 2015

/S/ DAVID BRIGHTWELL David Brightwell	Director	March 26, 2015

/S/ JONATHAN KUCHIN Jonathan Kuchin	Director	March 26, 2015

/S/ RANDALL GREENE Randall Greene	Director	March 26, 2015

/S/ RONALD RAYEVICH Ronald Rayevich	Director	March 26, 2015

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

4.2	Form of Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

4.3	Form of Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

4.5	Form of Dual-Product Subscription Agreement (included as Appendix F to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

4.6	Form of Multi-Product Subscription Agreement (included as Appendix G to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

10.1	Amended and Restated Escrow Agreement by and between Carter Validus Mission Critical REIT II, Inc., SC Distributors, LLC and UMB Bank, N.A., dated June 11, 2014 (included as Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC, dated June 10, 2014 (included as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.3	Management Agreement, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 19, 2014 (included as Exhibit 10.3 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 20, 2014, and incorporated herein by reference).

10.4	Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated June 10, 2014 (included as Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.5	Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.6	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S–11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.7	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed January 27, 2015, and incorporated herein by reference).

10.8	Contribution Agreement by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and the other guarantors as identified therein, dated July 31, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.9	Purchase Agreement, dated June 5, 2014, between Cy-Fair Surgical Properties, LTD and Carter Validus Properties, LLC (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.10	First Amendment to Purchase Agreement, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.11	Second Amendment to Purchase Agreement, dated July 23, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014 and incorporated herein by reference).

10.12	Assignment of Purchase Agreement, dated June 26, 2014, between Carter Validus Properties, LLC, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.13	Assignment and Assumption of Leases, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.14	Credit Agreement by and among Carter Validus Operating Partnership II, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book runner, dated July 31, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.15	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.16	Indemnity Agreement Regarding Hazardous Materials by and among Carter Validus Operating Partnership II, LP, Carter Validus Mission Critical REIT II, Inc., and HC-11250 Fallbrook Drive, LLC for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.17	Deed of Trust, Security Agreement and Assignment of Leases and Rents from HC-11250 Fallbrook Drive, LLC, as guarantor, to Hugh C. Talton, II, as trustee, for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.18	Assignment of Leases and Rents by HC-11250 Fallbrook Drive, LLC to KeyBank National Association, dated July 31, 2014. (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.19	Swing Loan Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.20	Revolving Credit Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.21	First Amended and Restated Credit Agreement by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, Capital One, National Association and SunTrust Bank, as Co-Syndication Agents and KeyBanc Capital Markets, Inc., Capital One, National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners, dated December 17, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.22	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.23	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.24	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.25	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.26	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.27	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 17, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.28	Amended and Restated Swing Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.29	First Amended and Restated Contribution Agreement by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement, dated December 17, 2014 (included as Exhibit 10.9 to the Registrant’s Current Report Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.30	First Amended and Restated Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association dated December 17, 2014 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.31	Collateral Assignment of Interests by Carter Validus Operating Partnership II, LP, the Assignor, to KeyBank National Association, as Agent, dated December 17, 2014 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.32	Joinder Agreement by HCII-150 YORK STREET, LLC to KeyBank National Association, as Agent, dated December 23, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 30, 2014, and incorporated herein by reference).

10.33	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.34	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.35	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.36	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.37	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.38	Purchase Agreement, dated August 29, 2014, by and between Winter Haven Capital Center, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.39	Assignment of Purchase Agreement, dated January 27, 2015, by and between Carter Validus Properties II, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.40	Assignment and Assumption of Lease, dated January 27, 2015, by and between Winter Haven Capital Center, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.41	Purchase Agreement, dated July 24, 2013, by and between Overland Park Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.42	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.43	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.44	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.45	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.46	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.47	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

21.1	List of subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.