Form 10-Q
period 2015-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2015-05-14
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55435

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

As of May 11, 2015, there were approximately 23,342,000 shares of Class A common stock and 0 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited)
	March 31, 2015	December 31, 2014

ASSETS
Real estate:
Land	$16,073	$14,515
Buildings and improvements, less accumulated depreciation of $678 and $133, respectively	90,921	68,100
Acquired intangible assets, less accumulated amortization of $203 and $58, respectively	9,768	6,442

Total real estate, net	116,762	89,057
Cash and cash equivalents	29,859	3,694
Other assets	5,690	5,115

Total assets	$152,311	$97,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility	$—	$37,500
Accounts payable due to affiliates	2,068	2,626
Accounts payable and other liabilities	2,470	635

Total liabilities	4,538	40,761
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none outstanding, respectively	—	—
Class A common stock, $0.01 par value per share, 250,000,000 shares authorized; 17,558,837 and 7,110,501 shares outstanding, respectively	176	71
Class T common stock, $0.01 par value per share, 250,000,000 shares authorized; none outstanding	—	—
Additional paid-in capital	152,731	60,081
Accumulated deficit	(5,136)	(3,049)

Total stockholders’ equity	147,771	57,103
Noncontrolling interests	2	2

Total equity	147,773	57,105

Total liabilities and stockholders’ equity	$152,311	$97,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2015

(in thousands, except share data and per share amounts)

(Unaudited)

Three Months Ended
March 31, 2015
Revenue:
Rental revenue	$2,223
Tenant reimbursement revenue	87

Total revenue	2,310

Expenses:
Rental expenses	135
General and administrative expenses	479
Acquisition related expenses	716
Asset management fees	205
Depreciation and amortization	684

Total expenses	2,219

Income from operations	91
Interest expense	370

Net loss attributable to common stockholders	$(279)

Weighted average number of common shares outstanding:
Class A basic and diluted	11,612,028

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.02)

Distributions declared per common share	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except for share data)

(Unaudited)

	Common Stock
	Class A		Additional		Total
	No. of	Par	Paid in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity

Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$57,103	$2	$57,105
Issuance of common stock	10,366,764	104	103,087	—	103,191	—	103,191
Issuance of common stock under the distribution reinvestment plan	81,572	1	775	—	776	—	776
Commissions on sale of common stock and related dealer manager fees	—	—	(9,889)	—	(9,889)	—	(9,889)
Other offering costs	—	—	(1,329)	—	(1,329)	—	(1,329)
Stock-based compensation	—	—	6	—	6	—	6
Distributions declared to common stockholders	—	—	—	(1,808)	(1,808)	—	(1,808)
Net loss	—	—	—	(279)	(279)	—	(279)

Balance, March 31, 2015	17,558,837	$176	$152,731	$(5,136)	$147,771	$2	$147,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015

(in thousands)

(Unaudited)

Three Months Ended
March 31,
2015
Cash flows from operating activities:
Net loss	$(279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	684
Amortization of deferred financing costs	132
Amortization of above-market leases	6
Straight-line rent	(315)
Stock-based compensation	6
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,337
Accounts payable due to affiliates	294
Other assets	(278)

Net cash provided by operating activities	1,587

Cash flows from investing activities:
Investment in real estate	(28,383)
Development expenditures	(12)
Payments to escrow funds	(2)

Net cash used in investing activities	(28,397)

Cash flows from financing activities:
Proceeds from issuance of common stock	103,191
Proceeds from credit facility	2,000
Payments on credit facility	(39,500)
Payments of deferred financing costs	(112)
Offering costs on issuance of common stock	(12,070)
Distributions to stockholders	(534)

Net cash provided by financing activities	52,975

Net change in cash and cash equivalents	26,165
Cash and cash equivalents - Beginning of period	3,694

Cash and cash equivalents - End of period	$29,859

Supplemental cash flow disclosure:
Interest paid	$157
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$776

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013, that believes it currently qualifies, and intends to elect to be taxed, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with its taxable year ended December 31, 2014. The Company commenced principal operations on July 3, 2014 when it satisfied the minimum offering requirement and issued approximately 213,333 shares of Class A common stock for gross proceeds of $2,000,000. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. As of March 31, 2015, the Company owned a 99.999% interest in the Operating Partnership and the Advisor owned a 0.001% interest in the Operating Partnership.

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in its primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Offering (SEC File Number: 333-191706, effective May 29, 2014), or the Registration Statement. The Company is offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of March 31, 2015, the Company had accepted investors’ subscriptions for and issued approximately 17,539,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $174,271,000, before selling commissions and dealer manager fees of approximately $16,365,000 and other offering costs of approximately $5,216,000. The Company had special escrow requirements for subscriptions from residents of Washington, the conditions of which were satisfied on September 8, 2014, and Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of March 31, 2015, the Company had approximately $2,175,729,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor also will receive fees during the liquidation stage. SC Distributors, LLC, or the Dealer Manager, serves as the dealer manager of the Offering. On August 29, 2014, Validus/Strategic Capital Partners, LLC (now known as Strategic Capital Management Holdings, LLC, or SCMH), the indirect parent of the Dealer Manager and the direct parent of Strategic Capital Advisory Services, LLC, was acquired by RCS Capital Corporation. SCMH is a non-voting minority member of the sole owner of the Advisor. The Company believes that there has been no impact to the operations of the Company as a result of this transaction. The Dealer Manager has received and will continue to receive fees for services related to the Offering.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt. As of March 31, 2015, the Company owned eight real estate investment properties in seven metropolitan statistical areas, or MSAs.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2015. As of March 31, 2014, the Company had no properties, and therefore, had not generated rental revenue or incurred operating expenses. As a result, no period-to-period comparisons have been included.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2015, there were 9,000 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the periods.

Reportable Segments

Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2015, 100% of the Company’s consolidated revenues were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker reviews operating performance and financial data for each property on an individual basis; therefore, the Company defines an individual property as an operating segment. The individual properties meet the aggregation criteria and are reported in one reportable segment.

Concentration of Credit Risk and Significant Leases

As of March 31, 2015, the Company had cash on deposit in several financial institutions which were in excess of current federally insured levels totaling approximately $30,143,000. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of March 31, 2015, the Company owned real estate investments in seven MSAs, three of which accounted for 10.0% or more of rental revenue. The property located in the Dallas-Fort Worth-Arlington, Texas MSA accounted for 44.6% of rental revenue for the three months ended March 31, 2015; the property located in the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA accounted for 26.0% of rental revenue for the three months ended March 31, 2015; and the property located in the Kansas City, Missouri-Kansas MSA accounted for 12.0% of rental revenue for the three months ended March 31, 2015.

As of March 31, 2015, the Company had three tenants that accounted for 10.0% or more of rental revenue. The lease with Fort Worth Surgicare Partners, Ltd. accounted for 43.6% of rental revenue for the three months ended March 31, 2015; the lease with New England Sinai Hospital, A Steward Family Hospital, Inc., accounted for 26.0% of rental revenue for the three months ended March 31, 2015; and the lease with Heartland Rehabilitation Hospital, LLC accounted for 12.0% of rental revenue for the three months ended March 31, 2015.

Fair Value

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, tenant receivables, real estate escrow deposits, prepaid assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Credit facility—The carrying value of the variable rate credit facility approximates fair value as the interest rate on the credit facility resets to market on a monthly basis.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of Subtopic 810-10, Consolidation- Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The Company is in process of evaluating the impact ASU 2015-02 will have in the Company’s condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment is effective for public business entities for periods beginning after December 15, 2015. The Company is in process of evaluating the impact ASU 2015-03 will have in the Company’s condensed consolidated financial statements.

Note 3—Real Estate Investments

During the three months ended March 31, 2015, the Company completed the acquisition of two healthcare real estate investment properties for an aggregate purchase price of $28,383,000, plus closing costs, or the 2015 Acquisitions, which were determined to be business combinations. The Company funded the purchase price of the acquisitions using net cash proceeds from the Offering. The following table summarizes the 2015 Acquisitions:

	Date	Ownership
Property Description	Acquired	Percentage
Winter Haven Healthcare Facility	01/27/2015	100%
Heartland Rehabilitation Hospital	02/17/2015	100%

Results of operations for the 2015 Acquisitions are reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2015, the Company recognized approximately $353,000 of revenues and net loss of approximately $429,000 for the 2015 Acquisitions. In addition, during the three months ended March 31, 2015, the Company incurred aggregate charges related to acquisition fees and costs of $622,000 in connection with the 2015 Acquisitions, which are included in the accompanying condensed consolidated statement of operations. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and acquisition expenses. For the three months ended March 31, 2015, acquisition fees and expenses did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period.

The following table summarizes the Company’s allocation of the fair value purchase price of the 2015 Acquisitions acquired during the three months ended March 31, 2015 (amounts in thousands):

Total
Land	$1,558
Buildings and improvements	23,241
In-place leases	2,827
Tenant improvements	113
Ground leasehold assets	644

Total assets acquired	$28,383

Assuming the 2015 Acquisitions described above had occurred on January 1, 2015, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

Three Months Ended
March 31,
2015
Pro forma basis:
Revenues	$2,648
Net income attributable to common stockholders	$626
Net income per common share attributable to common stockholders:
Class A basic and diluted	$0.04

The pro forma information for the three months ended March 31, 2015 was adjusted to exclude approximately $622,000 of acquisition expenses recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	March 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $189 and $52, respectively (with a weighted average remaining life of 15.9 years and 14.6 years, respectively)	$8,885	$6,194
Above-market leases, net of accumulated amortization of $12 and $6, respectively (with a weighted average remaining life of 9.2 years and 9.4 years, respectively)	241	248
Ground lease interest, net of accumulated amortization of $2 (with a weighted average remaining life of 68.6 years)	642	—

	$9,768	$6,442

The aggregate weighted average remaining life of the acquired intangible assets was 19.2 years and 14.4 years as of March 31, 2015 and December 31, 2014, respectively.

Note 5—Other Assets

Other assets consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $215 and $83, respectively	$1,722	$1,742
Real estate escrow deposits	350	350
Restricted cash held in escrow	2,924	2,922
Tenant receivable	341	58
Straight-line rent receivable	328	13
Prepaid and other assets	25	30

	$5,690	$5,115

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2015	$6,564
2016	8,919
2017	9,094
2018	9,273
2019	9,434
Thereafter	119,113

$162,397

Note 7—Credit Facility

Significant activity regarding the secured revolving credit facility since December 31, 2014 includes:

•	During the three months ended March 31, 2015, the Company made a draw of $2,000,000 on the credit facility.

•	During the three months ended March 31, 2015, the Company repaid $39,500,000 on the credit facility.

•	During the three months ended March 31, 2015, the Company increased the borrowing base availability under the credit facility by $13,109,000 by adding one property to the aggregate pool availability.

•	As of March 31, 2015, the Company had no debt outstanding and an aggregate pool availability of $65,047,000 under the credit facility.

Note 8—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 9—Related-Party Transactions and Arrangements

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross proceeds. As of March 31, 2015, the Advisor and its affiliates incurred approximately $5,708,000 on the Company’s behalf in offering costs. The Company reimbursed approximately $3,562,000 in offering expenses to the Advisor, or its affiliates, and accrued approximately $1,672,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of March 31, 2015. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2015, the Company paid approximately $568,000 in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on property not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the three months ended March 31, 2015, the Advisor incurred approximately $4,000 in acquisition expenses on the Company’s behalf and the Company reimbursed approximately $6,000 in acquisition expenses to the Advisor or its affiliates.

The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. The Advisor may, in its sole discretion, choose to take any monthly asset management fee in the form of subordinated restricted Class B Units of the Operating Partnership. In the event the Advisor chooses to be compensated in Class B Units, then the Operating Partnership will, within 30 days after the end of the applicable month (subject to the approval of the board of directors), issue a number of restricted Class B Units to the Advisor equal to: (i) the cost of assets multiplied by 0.0625% (or the lower of the cost of assets and the applicable quarterly net asset value, or NAV, multiplied by 0.0625%, once the Company begins calculating NAV) divided by (ii) the value of one Class A share of common stock as of the last day of such calendar month, which will be the offering price, less selling commissions and dealer manager fees, until such time as the Company calculates NAV, when it will then be the per share NAV for Class A shares. The Advisor will be entitled to receive certain distributions of net sales proceeds on the vested and unvested Class B Units it receives in connection with its assets management services at the same rate as distributions received on the Company’s common stock. Such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the Advisory agreement, as applicable.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Advisory Agreement without cause; and (c) the Advisor pursuant to the Advisory Agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended March 31, 2015, the Company incurred approximately $205,000 in asset management fees. For the three months ended March 31, 2015, the Company paid to the Advisor approximately $66,000 in asset management fees. As of March 31, 2015, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. For the three months ended March 31, 2015, the Company incurred approximately $60,000 in property management fees to the Property Manager. For the three months ended March 31, 2015, the Company paid approximately $41,000 in property management fees to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable. For the three months ended March 31, 2015, the Company did not incur any construction management fees.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended March 31, 2015, the Advisor allocated approximately $163,000 in operating expenses to the Company. For the three months ended March 31, 2015, the Company reimbursed approximately $51,000 in operating expenses to the Advisor.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission. For the three months ended March 31, 2015, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. For the three months ended March 31, 2015, the Company did not incur any subordinated sale fees to the Advisor or its affiliates.

Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors. For the three months ended March 31, 2015, the Company did not incur any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the three months ended March 31, 2015, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended March 31, 2015, the Company paid the Dealer Manager approximately $9,889,000 for selling commissions and dealer manager fees in connection with the Offering.

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the Offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares. For the three months ended March 31, 2015, the Company did not incur any distribution fees to the Dealer Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of March 31, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	March 31, 2015	December 31, 2014
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$205	$66
Carter Validus Real Estate Management Services II, LLC	Property management fees	23	3
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	13	15
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	154	14
Carter Validus Advisors II, LLC and its affiliates	Offering costs	1,672	2,524
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	1	4

		$2,068	$2,626

Note 10—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of March 31, 2015 and December 31, 2014, were comprised of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$810	$225
Accrued interest expense	127	47
Distributions to stockholders payable	823	325
Deferred rental income	703	31
Intangible lease liability	7	7

	$2,470	$635

Note 11—Economic Dependency

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

Note 12—Subsequent Events

Distributions to Stockholders Paid

On April 1, 2015, the Company paid aggregate distributions of approximately $823,000 ($317,000 in cash and $506,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, the Company paid aggregate distributions of approximately $1,039,000 ($393,000 in cash and $646,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2015 through April 30, 2015.

Distributions Declared

On May 7, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2015 and ending on August 31, 2015. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A common stock, which is equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in June 2015, July 2015 and August 2015 will be paid in July 2015, August 2015 and September 2015, respectively. As of May 11, 2015, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of May 11, 2015, the Company had accepted investors’ subscriptions for and issued approximately 23,342,000 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $231,990,000, including shares of its common stock issued pursuant to its DRIP. As of May 11, 2015, the Company had approximately $2,118,010,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Acquisition of the Indianapolis Data Center

On April 1, 2015, the Company completed the acquisition of a 100% fee simple interest in a data center property, or the Indianapolis Data Center, for a purchase price of $7,500,000, plus closing costs. The Company financed the purchase of the Indianapolis Data Center using net proceeds from the Offering. The Indianapolis Data Center will be leased to a single tenant and was determined to be an asset acquisition.

Increase in Borrowing Base Availability Under the Credit Facility

On April 1, 2015, the Company added the Indianapolis Data Center to the collateral pool of the credit facility, which increased the borrowing base availability under the credit facility by approximately $4,804,000. As of May 11, 2015, the aggregate borrowing base availability was $69,896,000 under the Credit Facility and there was no outstanding balance under the Credit Facility.

Potential Acquisition

On April 24, 2015, the Company, through a wholly owned subsidiary of the Operating Partnership, entered into a purchase agreement, or the Purchase Agreement, with an unaffiliated seller, for the purchase of 100% of the fee simple interest in an approximately 33,000 square foot surgical center. The terms of the Purchase Agreement provide for a purchase price of $25,000,000, plus closing costs.

First Amendment to and Renewal of Management Agreement

On May 7, 2015, the Company entered into an amendment, or the First Amendment, to the Management Agreement, as amended and renewed, or the Management Agreement, by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014. The purpose of the First Amendment is to clarify certain fees payable to the Property Manager in connection with leasing properties and to conform certain terms of the Compensation the Company is required to pay the Property Manager with the disclosure contained in the prospectus that is part of the Company’s Registration Statement, as amended and supplemented from time to time.

On May 7, 2015, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, renewed the Management Agreement, as amended by the First Amendment. The renewal will be for a one-year term and will be effective as of May 19, 2015.

Renewal of Advisory Agreement

On May 7, 2015, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, renewed the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor, dated June 10, 2015, as amended. The renewal will be for a one-year term and will be effective as of June 10, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2015, or the 2014 Annual Report on Form 10-K.

The terms “we,” “our,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate. We commenced principal operations on July 3, 2014 when we satisfied our minimum offering requirement and issued approximately 213,333 shares of our Class A common stock for gross proceeds of $2,000,000. We believe we currently qualify, and intend to elect to be taxed, as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, which we refer to as our Offering, which consists of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to a distribution reinvestment plan, or the DRIP, pursuant to our registration statement on Form S-11, or our Registration Statement, filed with the SEC under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective by the SEC on May 29, 2014. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of March 31, 2015, we had accepted investors’ subscriptions for and issued approximately 17,539,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $174,271,000, before selling commissions and dealer manager fees of approximately $16,365,000 and other offering costs of approximately $5,216,000. We had special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of March 31, 2015, we had approximately $2,175,729,000 in Class A shares and Class T shares of common stock remaining in our Offering.

Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our sponsor, Carter Validus REIT Management Company II, LLC. We have no paid employees.

As of March 31, 2015, we had purchased eight real estate investments comprising approximately 385,000 of gross rental square feet for a purchase price of approximately $117,624,000.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.

Qualification as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our taxable year ended December 31, 2014. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Results of Operations

On July 3, 2014, we satisfied our minimum offering requirement and commenced operations. As of March 31, 2014, we owned no properties, and therefore, had not generated rental revenue or incurred operating expenses. Comparative financial data is not presented for the three months ended March 31, 2014.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. For the three months ended March 31, 2015, our results of operations are primarily comprised of income derived from our real estate investments, acquisition related expenses related to such purchases and administrative costs. As of March 31, 2015, we owned eight operating real estate investments.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2015, revenue was approximately $2,310,000 and was primarily comprised of rental revenue of approximately $2,223,000 and tenant reimbursement revenue of approximately $87,000.

Rental Expenses

For the three months ended March 31, 2015, rental expenses were approximately $135,000 and primarily consisted of property management fees of approximately $60,000, franchise taxes of approximately $27,000, real estate taxes of approximately $15,000, property insurance costs of approximately $21,000, repair and maintenance of approximately $9,000 and other rental expenses of approximately $3,000.

General and Administrative Expenses

For the three months ended March 31, 2015, general and administrative expenses were approximately $479,000 and primarily consisted of professional and legal fees of approximately $251,000, personnel costs of approximately $124,000, board of directors’ fees of approximately $41,000, administrative costs of approximately $35,000, insurance costs of approximately $22,000 and restricted stock compensation of approximately $6,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the three months ended March 31, 2015, acquisition related expenses were approximately $716,000 and primarily consisted of acquisition fees and costs of approximately $622,000 paid to our Advisor, or its affiliates, in connection with the purchase of two real estate investments and approximately $94,000 in costs incurred for other acquisitions.

Asset Management Fees

For the three months ended March 31, 2015, we incurred asset management fees of approximately $205,000, which related to the management of eight real estate investments.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization of approximately $684,000 consisted of depreciation on our real estate investments of approximately $545,000 and amortization of identified intangible assets of approximately $139,000.

Interest Expense

For the three months ended March 31, 2015, interest expense was approximately $370,000 and consisted of approximately $238,000 in interest expense on the KeyBank Credit Facility (as defined below) and approximately $132,000 related to amortization of debt issue costs.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $5,708,000 as of March 31, 2015. As of March 31, 2015, we reimbursed our Advisor or its affiliates approximately $3,562,000, in offering expenses and accrued approximately $1,672,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of March 31, 2015. As of March 31, 2015, we paid approximately $16,365,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager. For the three months ended March 31, 2015, no Class T shares were sold and no distribution fees were paid. Other offering costs (other than selling commissions and dealer manager fees) were approximately $5,216,000 as of March 31, 2015.

When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 9—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of our Offering, operating cash flows and borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and payments to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution fees, and offering expenses.

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

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of our Offering in properties and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related investments. The number of properties we acquire and other investments we make will depend upon the number of shares sold in our Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserves would be established from the gross proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Capital Expenditures

We estimate that we will require approximately $0.9 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2015, we had $2.9 million of restricted cash in escrow reserve accounts for such capital expenditures.

KeyBank Credit Facility

As of March 31, 2015, we had no debt outstanding and a remaining aggregate pool availability of $65,047,000 under the secured revolving credit facility with KeyBank National Association, or the KeyBank Credit Facility. We believe we were in compliance with all financial covenant requirements as of March 31, 2015.

Cash Flows

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $1,587,000. During the three months ended March 31, 2015, net cash provided by operating activities primarily related to the operations of our property acquisitions, partially offset by acquisition related costs and general and administrative expenses.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 was approximately $28,397,000. During the three months ended March 31, 2015, net cash used in investing activities primarily related to the acquisition of two real estate investments in the amount of $28,383,000, development expenditures of $12,000 and payments to escrow funds of $2,000.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was approximately $52,975,000. During the three months ended March 31, 2015, net cash provided by financing activities primarily related to proceeds from the issuance of common stock of approximately $103,191,000 and draws on the KeyBank Credit Facility of approximately $2,000,000, offset by approximately $39,500,000 in payments on the KeyBank Credit Facility, approximately $12,070,000 in offering costs on issuance of common stock, approximately $534,000 in cash distributions to stockholders and approximately $112,000 in payments of deferred financing costs.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other real estate-related investments.

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2015 (amounts in thousands):

	Three Months Ended
	March 31, 2015
Distributions paid in cash - common stockholders	$534
Distributions reinvested (shares issued)	776

Total distributions	$1,310

Source of distributions:
Cash flows provided by operations (1)	$534	41%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	776	59%

Total sources	$1,310	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of March 31, 2015 were approximately $823,000 for common stockholders. These distributions were paid on April 1, 2015.

For the three months ended March 31, 2015, we paid and declared distributions of approximately $1,310,000 to common stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2015 of approximately $405,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to March 31, 2015, see Note 12—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

Our contractual obligations as of March 31, 2015 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Capital expenditures	$883	$521	$105	$1,584	$3,093

Total	$883	$521	$105	$1,584	$3,093

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 9—“Related-Party Transactions and Arrangements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statement of operations, amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statement of operations and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2015 (amounts in thousands, except share data and per share amounts):

Three Months Ended
March 31, 2015
Net loss attributable to common stockholders	$(279)
Adjustments:
Depreciation and amortization - real estate	684

FFO	$405

Adjustments:
Acquisition related expenses (1)	$716
Amortization of above and below-market leases (2)	6
Straight-line rents (3)	(315)

MFFO	$812

Weighted average Class A common shares outstanding - basic and diluted	11,612,028

Net loss per Class A common share - basic and diluted	$(0.02)

FFO per Class A common share - basic and diluted	$0.03

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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

As of March 31, 2015, we had no debt outstanding.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015, except as noted below.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2015, our cash flows provided by operations of approximately $1,587,000 was a surplus of approximately $277,000, or 21.1%, of our distributions paid (total distributions were approximately $1,310,000, of which $534,000 was cash and $776,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or (497%), of our distributions paid (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended March 31, 2015, we did not repurchase any shares of our common stock under our share repurchase program.

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in a primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share. The purchase price for shares in our DRIP is $9.50 per Class A share and $9.10 per Class T share.

As of March 31, 2015, we had received subscriptions for and issued approximately 17,539,000 shares of our Class A common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $174,271,000 (before selling commissions and dealer manager fees of approximately $16,365,000 and other offering costs of approximately $5,216,000. From the net offering proceeds, we paid approximately $2,401,000 in acquisition fees to our Advisor, approximately $778,000 in acquisition costs, approximately $694,000 in cash distributions to our stockholders and approximately $3,562,000 in organization and offering costs to our Advisor or its affiliates, as of March 31, 2015. With the remaining net offering proceeds, we acquired $117,624,000 in total real estate investments.

As of March 31, 2015, approximately $1,672,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 14, 2015	By	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed April 15, 2015, and incorporated herein by reference).

4.2	Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus attached to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed April 15, 2015, and incorporated herein by reference).

4.3	Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed April 15, 2015, and incorporated herein by reference).

4.4	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on April 15, 2015, and incorporated herein by reference).

4.6	Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus attached to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed April 15, 2015, and incorporated herein by reference).

10.1	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.2	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.3	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.4	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.5	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.6	Purchase Agreement, dated July 24, 2013, by and between Overland Park Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.7	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.8	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.9	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.10	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.11	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.12	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.13	Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.14	First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.