Form 10-Q
period 2015-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2015-08-13
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, there were approximately 34,386,000 shares of Class A common stock and 0 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Real estate:
Land	$28,013	$14,515
Buildings and improvements, less accumulated depreciation of $1,404 and $133, respectively	163,612	68,100
Acquired intangible assets, less accumulated amortization of $409 and $58, respectively	21,444	6,442

Total real estate, net	213,069	89,057
Cash and cash equivalents	37,270	3,694
Other assets	7,836	5,115

Total assets	$258,175	$97,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility	$—	$37,500
Accounts payable due to affiliates	1,164	2,626
Accounts payable and other liabilities	4,451	628
Intangible lease liabilities, less accumulated amortization of $7 and $0,respectively	1,672	7

Total liabilities	7,287	40,761
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none outstanding, respectively	—	—
Class A common stock, $0.01 par value per share, 250,000,000 shares authorized; 29,916,636 and 7,110,501 shares outstanding, respectively	299	71
Class T common stock, $0.01 par value per share, 250,000,000 shares authorized; none outstanding	—	—
Additional paid-in capital	261,418	60,081
Accumulated deficit	(10,831)	(3,049)

Total stockholders’ equity	250,886	57,103
Noncontrolling interests	2	2

Total equity	250,888	57,105

Total liabilities and stockholders’ equity	$258,175	$97,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Rental revenue	$2,966	$—	$5,189	$—
Tenant reimbursement revenue	101	—	188	—

Total revenue	3,067	—	5,377	—

Expenses:
Rental expenses	187	—	322	—
General and administrative expenses	448	19	927	19
Acquisition related expenses	2,811	36	3,527	36
Asset management fees	289	—	494	—
Depreciation and amortization	926	—	1,610	—

Total expenses	4,661	55	6,880	55

Loss from operations	(1,594)	(55)	(1,503)	(55)
Interest expense	291	—	661	—

Net loss attributable to common stockholders	$(1,885)	$(55)	$(2,164)	$(55)

Weighted average number of common shares outstanding:
Class A basic and diluted	24,058,949	20,000	17,869,872	20,000

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.08)	$(2.75)	$(0.12)	$(2.75)

Distributions declared per common share	$0.16	$—	$0.31	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(in thousands, except for share data)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A
	No. of Shares	Par Value
Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$57,103	$2	$57,105
Issuance of common stock	22,518,845	225	223,763	—	223,988	—	223,988
Issuance of common stock under the distribution reinvestment plan	287,290	3	2,728	—	2,731	—	2,731
Commissions on sale of common stock and related dealer manager fees	—	—	(21,321)	—	(21,321)	—	(21,321)
Other offering costs	—	—	(3,844)	—	(3,844)	—	(3,844)
Stock-based compensation	—	—	11	—	11	—	11
Distributions declared to common stockholders	—	—	—	(5,618)	(5,618)	—	(5,618)
Net loss	—	—	—	(2,164)	(2,164)	—	(2,164)

Balance, June 30, 2015	29,916,636	$299	$261,418	$(10,831)	$250,886	$2	$250,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,164)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,610	—
Amortization of deferred financing costs	291	—
Amortization of above-market leases	13	—
Amortization of intangible lease liabilities	(7)	—
Straight-line rent	(747)	—
Stock-based compensation	11	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,659	41
Accounts payable due to affiliates	183	31
Other assets	(825)	(17)

Net cash provided by operating activities	1,024	—

Cash flows from investing activities:
Investment in real estate	(123,806)	—
Capital expenditures	(157)	—
Escrow funds	(2)	—
Real estate deposits	(1,133)	(100)

Net cash used in investing activities	(125,098)	(100)

Cash flows from financing activities:
Proceeds from issuance of common stock	223,988	—
Proceeds from credit facility	2,000	—
Proceeds from noncontrolling interest	—	2
Payments on credit facility	(39,500)	—
Payments of deferred financing costs	(288)	—
Offering costs on issuance of common stock	(26,810)	—
Distributions to stockholders	(1,740)	—

Net cash provided by financing activities	157,650	2

Net change in cash and cash equivalents	33,576	(98)
Cash and cash equivalents - Beginning of period	3,694	200

Cash and cash equivalents - End of period	$37,270	$102

Supplemental cash flow disclosure:
Interest paid	$272	$—
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$2,731	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013, that believes it currently qualifies, and intends to elect to be taxed, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with its taxable year ended December 31, 2014. The Company commenced principal operations on July 3, 2014 when it satisfied the minimum offering requirement and issued approximately 213,333 shares of Class A common stock for gross proceeds of $2,000,000. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. As of June 30, 2015, the Company owned a 99.999% interest in the Operating Partnership and the Advisor owned a 0.001% interest in the Operating Partnership.

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in its primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act (SEC File Number: 333-191706, effective May 29, 2014), or the Registration Statement. The Company is offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of June 30, 2015, the Company had accepted investors’ subscriptions for and issued approximately 29,897,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $297,023,000, before selling commissions and dealer manager fees of approximately $27,797,000 and other offering costs of approximately $7,731,000. The Company had special escrow requirements for subscriptions from residents of Washington, the conditions of which were satisfied on September 8, 2014, and Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of June 30, 2015, the Company had approximately $2,052,977,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, or the Dealer Manager, serves as the dealer manager of the Offering. On August 29, 2014, Validus/Strategic Capital Partners, LLC (now known as Strategic Capital Management Holdings, LLC, or SCMH), the indirect parent of the Dealer Manager and the direct parent of Strategic Capital Advisory Services, LLC, was acquired by RCS Capital Corporation. SCMH is a non-voting minority member of the sole owner of the Advisor. The Company believes that there has been no impact to the operations of the Company as a result of this transaction. The Dealer Manager has received and will continue to receive fees for services related to the Offering.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt. As of June 30, 2015, the Company owned thirteen real estate investment properties in ten metropolitan statistical areas, or MSAs.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2015, or the 2014 Annual Report on Form 10-K.

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

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the six months ended June 30, 2015, there were 9,000 non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the periods.

Reportable Segments

Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of June 30, 2015, the Company operated through two reportable business segments—commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—“Segment Reporting” for further discussion on the reportable segments of the Company.

Concentration of Credit Risk and Significant Leases

As of June 30, 2015, the Company had cash on deposit in several financial institutions which were in excess of current federally insured levels totaling approximately $37,740,000. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of June 30, 2015, the Company owned real estate investments in ten MSAs, three of which accounted for 10.0% or more of rental revenue. The properties located in the Dallas-Fort Worth-Arlington, Texas MSA accounted for 38.4% of rental revenue for the six months ended June 30, 2015; the property located in the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA accounted for 22.4% of rental revenue for the six months ended June 30, 2015; and the property located in the Kansas City, Missouri-Kansas MSA accounted for 16.1% of rental revenue for the six months ended June 30, 2015.

As of June 30, 2015, the Company had three tenants that accounted for 10.0% or more of rental revenue. The leases with Fort Worth Surgicare Partners, Ltd. accounted for 37.5% of rental revenue for the six months ended June 30, 2015; the lease with New England Sinai Hospital,

A Steward Family Hospital, Inc., accounted for 22.4% of rental revenue for the six months ended June 30, 2015; and the lease with Heartland Rehabilitation Hospital, LLC accounted for 16.1% of rental revenue for the six months ended June 30, 2015.

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

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, other assets, accounts payable due to affiliates and accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Credit facility—The carrying value of the variable rate secured credit facility approximates fair value as the interest rate on the secured credit facility resets to market on a monthly basis. Refer to Note 7—“Credit Facility” in the 2014 Annual Report on Form 10-K.

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled net loss; therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of ASC Subtopic 810-10, Consolidation—Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The Company is in the process of evaluating the impact ASU 2015-02 will have on the Company’s condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment is effective for public business entities for periods beginning after December 15, 2015. The Company is in the process of evaluating the impact ASU 2015-03 will have on the Company’s condensed consolidated financial statements.

Note 3—Real Estate Investments

During the six months ended June 30, 2015, the Company completed seven real estate acquisitions, of which six were determined to be business combinations and one was determined to be an asset acquisition. The following table summarizes the consideration transferred for investments in real estate (amounts in thousands):

Six Months Ended June 30, 2015
Investments in real estate:
Purchase price of business combinations	$116,072
Purchase price of asset acquisitions (1)	7,734

Total purchase price of assets acquired	$123,806

(1)	Of this amount, $788,000 was allocated to intangible assets.

During the six months ended June 30, 2015, the Company incurred aggregate charges related to acquisition fees and costs of $3,761,000. The total amount of all acquisition fees and costs are limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the six months ended June 30, 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period. Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be asset purchases are capitalized. The Company expensed acquisition fees and expenses of approximately $2,811,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively, and $3,527,000 and $36,000, for the six months ended June 30, 2015 and 2014, respectively. The Company capitalized acquisition fees and expenses of approximately $234,000 for the three and six months ended June 30, 2015.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	June 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $386 and $52, respectively (with a weighted average remaining life of 16.1 years and 14.6 years, respectively)	$20,569	$6,194
Above-market leases, net of accumulated amortization of $19 and $6, respectively (with a weighted average remaining life of 8.9 years and 9.4 years, respectively)	235	248
Ground lease interest, net of accumulated amortization of $4 (with a weighted average remaining life of 68.3 years)	640	—

	$21,444	$6,442

The aggregate weighted average remaining life of the acquired intangible assets was 17.6 years and 14.4 years as of June 30, 2015 and December 31, 2014, respectively.

Note 5—Other Assets

Other assets consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $374 and $83, respectively	$1,739	$1,742
Real estate escrow deposits	1,500	350
Restricted cash held in escrow	2,924	2,922
Due from affiliate	164	—
Tenant receivable	550	58
Straight-line rent receivable	760	13
Prepaid and other assets	199	30

	$7,836	$5,115

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2015	$7,801
2016	15,846
2017	16,161
2018	16,443
2019	16,705
Thereafter	214,865

$287,821

Note 7—Credit Facility

Significant activity regarding the secured credit facility since December 31, 2014 includes:

•	During the six months ended June 30, 2015, the Company made a draw of $2,000,000 on the secured credit facility.

•	During the six months ended June 30, 2015, the Company repaid $39,500,000 on the secured credit facility.

•	During the six months ended June 30, 2015, the Company increased the borrowing base availability under the secured credit facility by $37,321,000 by adding four properties to the aggregate pool availability.

•	As of June 30, 2015, the Company had no debt outstanding and an aggregate pool availability of $90,116,000 under the secured credit facility.

Note 8—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 9—Related-Party Transactions and Arrangements

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross proceeds. As of June 30, 2015, the Advisor and its affiliates incurred approximately $6,963,000 on the Company’s behalf in offering costs. The Company accrued approximately $879,000 of other organization and offering expenses as of June 30, 2015. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended June 30, 2015, the Company incurred approximately $1,904,000 in acquisition fees to the Advisor or its affiliates. For the six months ended June 30, 2015, the Company incurred approximately $2,471,000 in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the three months ended June 30, 2015 and 2014, the Advisor incurred approximately $3,000 and $5,000, respectively, in acquisition expenses on the Company’s behalf. For the six months ended June 30, 2015 and 2014, the Advisor incurred approximately $3,000 and $5,000, respectively, in acquisition expenses on the Company’s behalf.

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

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Advisory Agreement without cause; and (c) the Advisor pursuant to the Advisory Agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended June 30, 2015, the Company incurred approximately $289,000 in asset management fees. For the six months ended June 30, 2015, the Company incurred approximately $494,000 in asset management fees. As of June 30, 2015, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.

The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. For the three months ended June 30, 2015, the Company incurred approximately $80,000 in property management fees to the Property Manager. For the six months ended June 30, 2015 the Company incurred approximately $140,000 in property management fees to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any construction management fees.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. As of June 30, 2015, the Company had incurred total operating expenses in the four consecutive fiscal quarters then ended that exceeded the 2%/25% guidelines by $62,000, or the Excess Amount. On August 6, 2015, the board of directors, including all of the independent directors, determined that the Excess Amount was due to unusual and nonrecurring factors associated with the start-up costs related to the Company’s launch, such as nonscalable costs of legal fees, auditing fees, reporting fees, board of directors’ compensation and other direct general and administrative costs. The board of directors determined that these costs were incurred in 2014 and 2015, and that the Company’s amount of capital raised and investments have progressed since then to a satisfactory degree. Therefore, the board of directors deemed the circumstances surrounding the Excess Amount sufficient to justify reimbursing the Advisor for direct expenses, including but not limited to start-up costs as well as direct general and administrative expenses associated with the organization of the Company and the registration and commencement of the Offering. For the three months ended June 30, 2015 and 2014, the Advisor allocated approximately $200,000 and $18,000, respectively, in operating expenses to the Company. For the six months ended June 30, 2015 and 2014, the Advisor allocated approximately $362,000 and $18,000, respectively, in operating expenses to the Company. For the three and six months ended June 30, 2014, the Advisor waived $10,000 of its operating expenses incurred on behalf of the Company, without recourse. The operating expenses waived by the Advisor consisted of general and administrative expenses, including payroll-related expenses.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any subordinated sales proceeds to the Advisor or its affiliates.

Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.

        The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended June 30, 2015, the Company incurred approximately $11,431,000 for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager. For the six months ended June 30, 2015, the Company incurred approximately $21,321,000 for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any distribution fees to the Dealer Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	June 30, 2015	December 31, 2014
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$133	$66
Carter Validus Real Estate Management Services II, LLC	Property management fees	43	3
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	6	15
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	101	14
Carter Validus Advisors II, LLC and its affiliates	Offering costs	879	2,524
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	2	4

		$1,164	$2,626

Due from Affiliates

The following amounts were due from affiliates as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Entity		June 30, 2015	December 31, 2014
Strategic Capital Advisory Services	Offering costs	$164	$—

		$164	$—

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	June 30, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $7 and $0, respectively (with a weighted average remaining life of 13.2 years and 4.8 years, respectively)	$1,672	$7

	$1,672	$7

Note 11—Business Combinations

During the six months ended June 30, 2015, the Company completed the acquisition of 100% of the interests in six real estate investments (one data center and five healthcare) that were determined to be business combinations, comprised of six buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $116,072,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations during the six months ended June 30, 2015:

Property Description	Date Acquired	Ownership Percentage
Winter Haven Healthcare Facility	01/27/2015	100%
Heartland Rehabilitation Hospital	02/17/2015	100%
Clarion IMF	06/01/2015	100%
Post Acute Webster Rehabilitation Hospital	06/05/2015	100%
Eagan Data Center	06/29/2015	100%
Houston Surgical Hospital and LTACH	06/30/2015	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2015, the Company recorded $1,265,000 of revenues and a net loss of $2,615,000 for its business combination acquisitions. In addition, during the six months ended June 30, 2015, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $3,275,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statement of operations.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the six months ended June 30, 2015 (amounts in thousands):

Total
Land	$12,975
Buildings and improvements	89,672
In-place leases	13,921
Tenant improvements	532
Ground leasehold assets	644

Total assets acquired	117,744

Below-market leases	(1,672)

Total liabilities acquired	(1,672)

Net assets acquired	$116,072

Assuming the business combinations described above had occurred on January 1, 2015, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, unaudited):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Pro forma basis:
Revenues	$4,545	$8,496
Net income attributable to common stockholders	$1,491	$2,567
Net income per common share attributable to common stockholders:
Class A basic and diluted	$0.06	$0.11

The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude approximately $3,275,000 of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.

Note 12—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and six months ended June 30, 2015.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest expense. The Company believes that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

General and administrative expenses, acquisition related expenses, asset management fees, depreciation and amortization and interest expense are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs and other assets not attributable to individual properties.

As of June 30, 2014, the Company had no properties, and therefore, had not generated rental revenue or rental expenses. Thus, no 2014 reporting segments have been included.

Summary information for the reportable segments during the three and six months ended June 30, 2015, are as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$181	$2,886	$3,067
Expenses:
Rental expenses	(8)	(179)	(187)

Segment net operating income	$173	$2,707	$2,880

Expenses:
General and administrative expenses			(448)
Acquisition related expenses			(2,811)
Asset management fees			(289)
Depreciation and amortization			(926)

Loss from operations			(1,594)
Interest expense			(291)

Net loss attributable to common stockholders			$(1,885)

	Data Centers	Healthcare	Six Months Ended June 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$181	$5,196	$5,377
Expenses:
Rental expenses	(8)	(314)	(322)

Segment net operating income	$173	$4,882	5,055

Expenses:
General and administrative expenses			(927)
Acquisition related expenses			(3,527)
Asset management fees			(494)
Depreciation and amortization			(1,610)

Loss from operations			(1,503)
Interest expense			(661)

Net loss attributable to common stockholders			$(2,164)

Assets by reportable segments as of June 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Assets by segment:
Data centers	$14,327	$—
Healthcare	203,150	92,052
All other	40,698	5,814

Total assets	$258,175	$97,866

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2015 are as follows (amounts in thousands):

Six Months Ended June 30, 2015
Capital additions and acquisitions by segment:
Data centers	$13,534
Healthcare	110,429

Total capital additions and acquisitions	$123,963

Note 13—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of June 30, 2015 and December 31, 2014, were comprised of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$666	$219
Accrued interest expense	137	47
Accrued property taxes	100	6
Distributions to stockholders payable	1,472	325
Tenant deposits	1,668	—
Deferred rental income	408	31

	$4,451	$628

Note 14—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor and its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 15—Subsequent Events

Distributions to Stockholders Paid

On July 1, 2015, the Company paid aggregate distributions of approximately $1,472,000 ($575,000 in cash and $897,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, the Company paid aggregate distributions of approximately $1,715,000 ($684,000 in cash and $1,031,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2015 through July 31, 2015.

Distributions Declared

On August 6, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2015 and ending on November 30, 2015. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A common stock, which is equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in September 2015, October 2015 and November 2015 will be paid in October 2015, November 2015 and December 2015, respectively. As of August 11, 2015, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of August 11, 2015, the Company had accepted investors’ subscriptions for and issued approximately 34,386,000 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $341,593,000, including shares of its common stock issued pursuant to its DRIP. As of August 11, 2015, the Company had approximately $2,008,407,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Acquisition of the Kentucky Maine Ohio IMF Portfolio

On July 22, 2015, the Company completed the acquisition of 100% of the interest in a healthcare portfolio consisting of five properties, or the Kentucky Maine Ohio IMF Portfolio, for a purchase price of $79,085,419, plus closing costs. The Company financed the purchase of the Kentucky Maine Ohio IMF Portfolio using net proceeds from the Offering and the secured credit facility. The Kentucky Maine Ohio IMF Portfolio is leased to multiple tenants and was determined to be a business combination. With respect to this acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

Acquisition of the Reading Surgical Hospital

On July 24, 2015, the Company completed the acquisition of 100% of the interest in a healthcare property, or the Reading Surgical Hospital, for a purchase price of $24,990,000, plus closing costs. The Company financed the purchase of the Reading Surgical Hospital using net proceeds from the Offering. The Reading Surgical Hospital is leased to a single tenant and was determined to be a business combination. With respect to this acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

Acquisition of the Post Acute Warm Springs Specialty Hospital of Luling

On July 30, 2015, the Company completed the acquisition of 100% of the interest in a healthcare property, or the Post Acute Warm Springs Specialty Hospital of Luling, for a purchase price of $9,675,000, plus closing costs. The Company financed the purchase of the Post Acute Warm Springs Specialty Hospital of Luling using net proceeds from the Offering. The Post Acute Warm Springs Specialty Hospital of Luling is leased to a single tenant and was determined to be a business combination. With respect to this acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

Increase in Borrowing Base Availability Under the Credit Facility

On July 22, 2015, the Company added the Kentucky Maine Ohio IMF Portfolio to the collateral pool of the secured credit facility, which increased the borrowing base availability under the secured credit facility by approximately $37,806,000. In addition, on July 24, 2015, the Company added the Reading Surgical Hospital to the collateral pool of the secured facility which increased the borrowing base availability under the secured credit facility by approximately $14,447,000. As of August 13, 2015, the aggregate borrowing base availability was $72,369,000 under the secured credit facility and there was $70,000,000 outstanding under the secured credit facility.

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

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We commenced principal operations on July 3, 2014 when we satisfied our minimum offering requirement and issued approximately 213,333 shares of our Class A common stock for gross proceeds of $2,000,000. We believe we currently qualify, and intend to elect to be taxed, as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, which we refer to as our Offering, which consists of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to a distribution reinvestment plan, or the DRIP, pursuant to our registration statement on Form S-11, or our Registration Statement, filed with the SEC under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective by the SEC on May 29, 2014. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of June 30, 2015, we had accepted investors’ subscriptions for and issued approximately 29,897,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $297,023,000, before selling commissions and dealer manager fees of approximately $27,797,000 and other offering costs of approximately $7,731,000. We had special escrow requirements for subscriptions from residents of Washington, conditions of which were satisfied on September 8, 2014, and Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of June 30, 2015, we had approximately $2,052,977,000 in Class A shares and Class T shares of common stock remaining in our Offering.

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

As of June 30, 2015, we had purchased thirteen real estate investments comprising approximately 705,000 of gross rental square feet for a purchase price of approximately $213,047,000.

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

Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 12—“Segment Reporting” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

On July 3, 2014, we satisfied our minimum offering requirement and commenced operations. As of June 30, 2014, we owned no properties, and therefore, had not generated rental revenue or incurred rental expenses.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. For the six months ended June 30, 2015, our results of operations are primarily comprised of income derived from our real estate investments, acquisition related expenses related to such purchases and administrative costs. As of June 30, 2015, we owned thirteen operating real estate investments.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

For the three months ended June 30, 2015, revenue was approximately $3,067,000 and was primarily comprised of rental revenue of approximately $2,966,000 and tenant reimbursement revenue of approximately $101,000. We did not generate any revenue for the three months ended June 30, 2014.

Rental Expenses

For the three months ended June 30, 2015, rental expenses were approximately $187,000 and primarily consisted of property management fees of approximately $80,000, real estate taxes of approximately $64,000, property insurance costs of approximately $25,000, repair and maintenance of approximately $10,000 and other rental expenses of approximately $8,000. We did not incur rental expenses for the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses increased $429,000 to $448,000 for the three months ended June 30, 2015 as compared to $19,000 for the three months ended June 30, 2014. The increase was primarily due to increased allocated personnel costs and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $364,000 and increased other administrative expenses of $65,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $2,775,000 to $2,811,000 for the three months ended June 30, 2015 as compared to $36,000 for the three months ended June 30, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of four real estate investments for an aggregate purchase price of $87,690,000 acquired during the three months ended June 30, 2015, which were determined to be business combinations. For the three months ended June 30, 2014, we had not purchased any properties; however, we had incurred costs related to acquisitions which occurred subsequent to June 30, 2014.

Asset Management Fees

For the three months ended June 30, 2015, we incurred asset management fees of approximately $289,000, which related to the management of thirteen real estate investments. We did not incur asset management fees for the three months ended June 30, 2014.

Depreciation and Amortization

For the three months ended June 30, 2015, depreciation and amortization of approximately $926,000 consisted of depreciation on our real estate investments of approximately $726,000 and amortization of identified intangible assets of approximately $200,000. We did not incur depreciation and amortization expenses for the three months ended June 30, 2014.

Interest Expense

For the three months ended June 30, 2015, interest expense was approximately $291,000 and consisted of approximately $149,000 in interest expense on the secured credit facility and approximately $159,000 related to amortization of debt issue costs offset by interest income earned on the money market bank accounts of approximately $17,000. We did not incur interest expenses for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015, revenue was approximately $5,377,000 and was primarily comprised of rental revenue of approximately $5,189,000 and tenant reimbursement revenue of approximately $188,000. We did not generate revenue for the six months ended June 30, 2014.

Rental Expenses

For the six months ended June 30, 2015, rental expenses were approximately $322,000 and primarily consisted of property management fees of approximately $141,000, real estate taxes of approximately $80,000, property insurance costs of approximately $45,000, franchise and margin taxes of $31,000, repair and maintenance of approximately $18,000 and other rental expenses of approximately $7,000. We did not incur rental expenses for the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses increased $908,000 to $927,000 for the six months ended June 30, 2015 as compared to $19,000 for the six months ended June 30, 2014. The increase was primarily due to increased allocated personnel costs and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $787,000 and increased other administrative expenses of $121,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $3,491,000 to $3,527,000 for the six months ended June 30, 2015 as compared to $36,000 for the six months ended June 30, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of six real estate investments for an aggregate purchase price of $116,072,000 acquired during the six months ended June 30, 2015, which were determined to be business combinations. For the six months ended June 30, 2014, we had not purchased any properties; however, we had incurred costs related to acquisitions which occurred subsequent to June 30, 2014.

Asset Management Fees

For the six months ended June 30, 2015, we incurred asset management fees of approximately $494,000, which related to the management of thirteen real estate investments. We did not incur asset management fees for the six months ended June 30, 2014.

Depreciation and Amortization

For the six months ended June 30, 2015, depreciation and amortization of approximately $1,610,000 consisted of depreciation on our real estate investments of approximately $1,272,000 and amortization of identified intangible assets of approximately $338,000. We did not incur depreciation and amortization expenses for the six months ended June 30, 2014.

Interest Expense

For the six months ended June 30, 2015, interest expense was approximately $661,000 and consisted of approximately $387,000 in interest expense on our secured credit facility and approximately $291,000 related to amortization of debt issue costs, offset by interest income earned on the money market bank accounts of approximately of $17,000. We did not incur interest expense for the six months ended June 30, 2014.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $6,963,000 as of June 30, 2015. As of June 30, 2015, we reimbursed our Advisor or its affiliates approximately $6,084,000 in offering expenses and accrued approximately $879,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of June 30, 2015. As of June 30, 2015, we paid approximately $27,797,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager. For the six months ended June 30, 2015, no Class T shares were sold and no distribution fees were paid. Other offering costs (other than selling commissions and dealer manager fees) were approximately $7,731,000 as of June 30, 2015.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of our Offering, operating cash flows, our secured credit facility and other borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and payments to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution fees, and offering expenses.

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

Capital Expenditures

We estimate that we will require approximately $1.0 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2015, we had $2.9 million of restricted cash in escrow reserve accounts for such capital expenditures.

Credit Facility

As of June 30, 2015, we had no debt outstanding and a remaining aggregate pool availability of $90,116,000 under our secured credit facility. We believe we were in compliance with all financial covenant requirements as of June 30, 2015.

Cash Flows

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $1,024,000. During the six months ended June 30, 2015, net cash provided by operating activities primarily related to the operations of our property acquisitions, partially offset by operating expenses.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 was approximately $125,098,000. During the six months ended June 30, 2015, net cash used in investing activities primarily related to the acquisition of seven real estate investments in the amount of $123,806,000, capital expenditures of $157,000, payments for real estate deposits of $1,133,000 and payments to escrow funds of $2,000.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was approximately $157,650,000. During the six months ended June 30, 2015, net cash provided by financing activities primarily related to proceeds from the issuance of common stock of approximately $223,988,000 and draws on our secured credit facility of approximately $2,000,000, offset by approximately $39,500,000 in payments on the secured credit facility, approximately $26,810,000 in offering costs related to the issuance of common stock, approximately $1,740,000 in cash distributions to stockholders and approximately $288,000 in payments of deferred financing costs.

Distributions

        The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other real estate-related investments.

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2015 (amounts in thousands):

	Six Months Ended June 30, 2015
Distributions paid in cash - common stockholders	$1,740
Distributions reinvested (shares issued)	2,731

Total distributions	$4,471

Source of distributions:
Cash flows provided by operations (1)	$1,024	23%
Offering proceeds from issuance of common stock (1)	716	16%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	2,731	61%

Total sources	$4,471	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of June 30, 2015 were approximately $1,472,000 for common stockholders. These distributions were paid on July 1, 2015.

For the six months ended June 30, 2015, we paid and declared distributions of approximately $4,471,000 to common stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2015 of approximately $(554,000). The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to June 30, 2015, see Note 15—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

Our contractual obligations as of June 30, 2015 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Capital expenditures	$1,025	$472	$1,214	$—	$2,711

Total	$1,025	$472	$1,214	$—	$2,711

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(1,885)	$(55)	$(2,164)	$(55)
Adjustments:
Depreciation and amortization - real estate	926	—	1,610	—

FFO	$(959)	$(55)	$(554)	$(55)

Adjustments:
Acquisition related expenses (1)	$2,811	$36	$3,527	$36
Amortization of above- and below-market leases (2)	—	—	6	—
Straight-line rents (3)	(432)	—	(747)	—

MFFO	$1,420	$(19)	$2,232	$(19)

Weighted average Class A common shares outstanding - basic and diluted	24,058,949	20,000	17,869,872	20,000

Net loss per Class A common share - basic and diluted	$(0.08)	$(2.75)	$(0.12)	$(2.75)

FFO per Class A common share - basic and diluted	$(0.04)	$(2.75)	$(0.03)	$(2.75)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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

As of June 30, 2015, we had no debt outstanding.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2015, our cash flows provided by operations of approximately $1,024,000 was a shortfall of approximately $3,447,000, or (77.1%), of our distributions paid (total distributions were approximately $4,471,000, of which $1,740,000 was cash and $2,731,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or (497%), of our distributions paid (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

As of June 30, 2015, we owned thirteen real estate investments, located in ten MSAs, three of which accounted for 10.0% or more of our contractual rental revenue. The properties located in the Dallas-Fort Worth-Arlington, Texas MSA accounted for 38.4% of rental revenue for the six months ended June 30, 2015; the property located in the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA accounted for 22.4% of rental revenue for the six months ended June 30, 2015; and the property located in the Kansas City, Missouri-Kansas MSA accounted for 16.1% of rental revenue for the six months ended June 30, 2015. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

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

During the three months ended June 30, 2015, we did not repurchase any shares of our common stock under our share repurchase program.

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

As of June 30, 2015, we had received subscriptions for and issued approximately 29,897,000 shares of our Class A common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $297,023,000 (before selling commissions and dealer manager fees of approximately $27,797,000 and other offering costs of approximately $7,731,000. From the net offering proceeds, we paid approximately $4,304,000 in acquisition fees to our Advisor, approximately $1,404,000 in acquisition costs, approximately $1,900,000 in cash distributions to our stockholders and approximately $6,084,000 in organization and offering costs to our Advisor or its affiliates, as of June 30, 2015. With the remaining net offering proceeds, we acquired $213,047,000 in total real estate investments.

As of June 30, 2015, approximately $879,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 13, 2015	By	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed July 17, 2015, and incorporated herein by reference).

4.2	Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus attached to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed July 17, 2015, and incorporated herein by reference).

4.3	Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed July 17, 2015, and incorporated herein by reference).

4.4	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on July 17, 2015, and incorporated herein by reference).

4.6	Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus attached to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed July 17, 2015, and incorporated herein by reference).

10.1	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.2	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.3	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.4	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.5	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.6	Purchase Agreement, dated July 24, 2013, by and between Overland Park Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.7	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.8	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.9	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.10	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.11	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.12	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.13	Joinder Agreement, dated April 1, 2015, by DCII-MERRILL STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 7, 2015, and incorporated herein by reference).

10.14	Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.15	First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

10.16	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.17	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.18	Purchase Agreement, dated April 30, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.19	First Amendment to Purchase Agreement, dated May 8, 2014, by and between Webster Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.20	Assignment of Purchase Agreement, dated October 13, 2014, by and between Webster Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.21	Assignment of Purchase Agreement, dated June 5, 2015, by and between Carter Validus Properties II, LLC and HCII-110 EAST MEDICAL CENTER BLVD., LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.22	Joinder Agreement, dated June 12, 2015, by HCII-110 EAST MEDICAL CENTER BLVD., LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 000-55435) filed on June 16, 2015, and incorporated herein by reference).

10.23	Joinder Agreement, dated July 22, 2015, by HCII-15 ENTERPRISE DRIVE, LLC, HCII-68 CAVALIER BOULEVARD, LLC, HCII-107 FIRST PARK DRIVE, LLC, HCII-3590 LUCILLE DRIVE, LLC, HCII-237 WILLIAM HOWARD TAFT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.24	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrants Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.25	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrants Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.