Form 10-Q
period 2015-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2015-11-16
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-55435

CARTER VALIDUS MISSION CRITICAL

REIT II, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

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

As of November 16, 2015, there were approximately 43,268,000 shares of Class A common stock and 0 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Real estate:

Land	$36,119	$14,515

Buildings and improvements, less accumulated depreciation of $3,145 and $133, respectively	269,535	68,100

Acquired intangible assets, less accumulated amortization of $1,113 and $58, respectively	38,786	6,442

Total real estate, net	344,440	89,057

Cash and cash equivalents	50,355	3,694

Other assets	8,385	5,115

Total assets	$403,180	$97,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Credit facility	$70,000	$37,500

Accounts payable due to affiliates	799	2,626

Accounts payable and other liabilities	5,861	628

Intangible lease liabilities, less accumulated amortization of $44 and $0, respectively	1,635	7

Total liabilities	78,295	40,761

Stockholders’ equity:

Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—

Class A common stock, $0.01 par value per share, 250,000,000 shares authorized; 39,094,948 and 7,110,501 shares issued, respectively; 39,079,437 and 7,110,501 shares outstanding, respectively	391	71

Class T common stock, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding	—	—

Additional paid-in capital	342,677	60,081

Accumulated deficit	(18,185)	(3,049)

Total stockholders’ equity	324,883	57,103

Noncontrolling interests	2	2

Total equity	324,885	57,105

Total liabilities and stockholders’ equity	$403,180	$97,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2015 and 2014

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenue:

Rental revenue	$6,230	$65	$11,419	$65

Tenant reimbursement revenue	654	—	842	—

Total revenue	6,884	65	12,261	65

Expenses:

Rental expenses	827	4	1,149	4

General and administrative expenses	439	180	1,366	199

Acquisition related expenses	3,760	269	7,287	304

Asset management fees	639	6	1,133	6

Depreciation and amortization	2,438	34	4,048	34

Total expenses	8,103	493	14,983	547

Loss from operations	(1,219)	(428)	(2,722)	(482)

Interest expense, net	542	54	1,203	54

Net loss attributable to common stockholders	$(1,761)	$(482)	$(3,925)	$(536)

Weighted average number of common shares outstanding:

Class A basic and diluted	34,794,832	671,425	23,573,522	239,528

Net loss per common share attributable to common stockholders:

Class A basic and diluted	$(0.05)	$(0.72)	$(0.17)	$(2.24)

Distributions declared per common share	$0.16	$0.14	$0.48	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(in thousands, except for share data)

(Unaudited)

	Common Stock
	Class A		Additional		Total
	No. of	Par	Paid in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interests	Equity
Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$57,103	$2	$57,105

Issuance of common stock	31,372,349	314	311,641	—	311,955	—	311,955

Issuance of common stock under the distribution reinvestment plan	609,848	6	5,789	—	5,795	—	5,795

Vesting of restricted common stock	2,250	—	—	—	—	—	—

Commissions on sale of common stock and related dealer manager fees	—	—	(29,606)	—	(29,606)	—	(29,606)

Other offering costs	—	—	(5,096)	—	(5,096)	—	(5,096)

Redemption of common stock	(15,511)	—	(155)	—	(155)	—	(155)

Stock-based compensation	—	—	23	—	23	—	23

Distributions declared to common stockholders	—	—	—	(11,211)	(11,211)	—	(11,211)

Net loss	—	—	—	(3,925)	(3,925)	—	(3,925)

Balance, September 30, 2015	39,079,437	$391	$342,677	$(18,185)	$324,883	$2	$324,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:

Net loss	$(3,925)	$(536)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	4,048	34

Amortization of deferred financing costs	481	23

Amortization of above-market leases	20	—

Amortization of intangible lease liabilities	(44)	—

Straight-line rent	(1,549)	—

Stock-based compensation	23	5

Changes in operating assets and liabilities:

Accounts payable and other liabilities	3,380	275

Accounts payable due to affiliates	266	11

Other assets	(1,800)	(54)

Net cash provided by (used in) operating activities	900	(242)

Cash flows from investing activities:

Investment in real estate	(257,138)	(4,150)

Capital expenditures	(640)	—

Escrow funds	478	—

Real estate deposits	(281)	(300)

Net cash used in investing activities	(257,581)	(4,450)

Cash flows from financing activities:

Proceeds from issuance of common stock	311,955	18,237

Proceeds from credit facility	72,000	2,893

Proceeds from noncontrolling interest	—	2

Payments on credit facility	(39,500)	(2,893)

Payments of deferred financing costs	(581)	(475)

Repurchase of common stock	(155)	—

Offering costs on issuance of common stock	(36,618)	(1,700)

Distributions to stockholders	(3,759)	(4)

Net cash provided by financing activities	303,342	16,060

Net change in cash and cash equivalents	46,661	11,368

Cash and cash equivalents - Beginning of period	3,694	200

Cash and cash equivalents - End of period	$50,355	$11,568

Supplemental cash flow disclosure:

Interest paid	$600	$5

Supplemental disclosure of non-cash transactions:

Common stock issued through distribution reinvestment plan	$5,795	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013, which elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with its taxable year ended December 31, 2014. The Company commenced principal operations on July 3, 2014 when it satisfied the minimum offering requirement and issued approximately 213,333 shares of Class A common stock for gross proceeds of $2,000,000. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. As of September 30, 2015, the Company owned a 99.999% interest in the Operating Partnership and the Advisor owned a 0.001% interest in the Operating Partnership.

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 of shares in its primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act (SEC File Number: 333-191706, effective May 29, 2014), or the Registration Statement. The Company has registered for offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of September 30, 2015, the Company had accepted investors’ subscriptions for and issued approximately 39,073,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $388,054,000, before selling commissions and dealer manager fees of approximately $36,082,000 and other offering costs of approximately $8,983,000. The Company had special escrow requirements for subscriptions from residents of Washington, the conditions of which were satisfied on September 8, 2014, and Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of September 30, 2015, the Company had approximately $1,961,946,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, or the Dealer Manager, serves as the dealer manager of the Offering. On August 29, 2014, Validus/Strategic Capital Partners, LLC (now known as Strategic Capital Management Holdings, LLC, or SCMH), the indirect parent of the Dealer Manager and the direct parent of Strategic Capital Advisory Services, LLC, was acquired by RCS Capital Corporation, or RCS. SCMH is a nonvoting minority member of the sole owner of the Advisor. The Company believes that there has been no impact to the operations of the Company as a result of this transaction. The Dealer Manager has received and will continue to receive fees for services related to the Offering.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt. As of September 30, 2015, the Company owned 17 real estate investments, consisting of 21 properties located in 13 metropolitan statistical areas, or MSAs, and one micropolitan statistical area.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the

Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Concentration of Credit Risk and Significant Leases

As of September 30, 2015, the Company had cash on deposit in certain financial institutions which were in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of September 30, 2015, the Company owned real estate investments in 13 MSAs, four of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Fort Worth-Arlington, Texas MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA and the Kansas City, Missouri-Kansas MSA accounted for 26.1%, 17.3%, 15.2% and 12.2%, respectively, of rental revenue for the nine months ended September 30, 2015.

As of September 30, 2015, the Company had three tenants that accounted for 10.0% or more of rental revenue. The leases with Fort Worth Surgicare Partners, Ltd., the lease with New England Sinai Hospital, A Steward Family Hospital, Inc. and the lease with Heartland Rehabilitation Hospital, LLC accounted for 25.6%, 15.2% and 12.2%, respectively, of rental revenue for the nine months ended September 30, 2015.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the nine months ended September 30, 2015, the Company received valid redemption requests related to approximately 15,511 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $155,000 (an average of $9.99 per share).

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-

vested restricted common stock give rise to potentially dilutive shares of common stock. For the nine months ended September 30, 2015 and 2014, there were 15,750 and 9,000 shares, respectively, of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the periods.

Reportable Segments

Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2015, the Company operated through two reportable business segments—commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—“Segment Reporting” for further discussion on the reportable segments of the Company.

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

Credit facility—The carrying value of the variable rate secured credit facility approximates fair value as the interest on the secured credit facility is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. Refer to Note 7—“Credit Facility” in the 2014 Annual Report on Form 10-K.

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled net loss; therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On August 18, 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Force Meeting (SEC Update), or ASU 2015-15, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company is in the process of evaluating the impact ASU 2015-03 and ASU 2015-15 will have on the Company’s condensed consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 requires that the acquirer recognize adjustments to the provisional amounts recorded in the reporting period when the adjustments are determined. The effects of adjustments (such as depreciation, amortization, or other income effects) to provisional amounts to periods after the acquisition date are included in the earnings of the current reporting period. The amendment is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. The Company is in the process of evaluating the impact ASU 2015-16 will have on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the nine months ended September 30, 2015, the Company completed 11 real estate acquisitions, of which 10 were determined to be business combinations and one was determined to be an asset acquisition. The following table summarizes the consideration transferred for all investments in real estate acquired (amounts in thousands):

Nine Months Ended
September 30, 2015
Investments in real estate:

Purchase price of business combinations	$249,404

Purchase price of asset acquisitions	7,734

Total purchase price of assets acquired	$257,138

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be asset purchases are capitalized. The Company expensed acquisition fees and expenses of approximately $3,760,000 and $269,000 for the three months ended September 30, 2015 and 2014, respectively, and $7,287,000 and $304,000, for the nine months ended September 30, 2015 and 2014, respectively. The Company capitalized acquisition fees and expenses of approximately $234,000 for the nine months ended September 30, 2015. The total amount of all acquisition fees and costs are limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the nine months ended September 30, 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	September 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $1,081 and $52, respectively (with a weighted average remaining life of 14.3 years and 14.6 years, respectively)	$37,921	$6,194

Above-market leases, net of accumulated amortization of $26 and $6, respectively (with a weighted average remaining life of 8.7 years and 9.4 years, respectively)	228	248

Ground lease interest, net of accumulated amortization of $6 (with a weighted average remaining life of 68.1 years)	637	—

	$38,786	$6,442

Note 5—Other Assets

Other assets consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $564 and $83, respectively	$1,842	$1,742

Real estate escrow deposits	650	350

Restricted cash held in escrow	2,444	2,922

Due from affiliate	106	—

Tenant receivable	1,261	58

Straight-line rent receivable	1,562	13

Prepaid and other assets	520	30

	$8,385	$5,115

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2015	$6,119

2016	24,773

2017	25,122

2018	25,527

2019	25,814

Thereafter	299,531

$406,886

Note 7—Credit Facility

Significant activity regarding the secured credit facility since December 31, 2014 includes:

•	During the nine months ended September 30, 2015, the Company made a draw of $72,000,000 on the secured credit facility.
•	During the nine months ended September 30, 2015, the Company repaid $39,500,000 on the secured credit facility.
•	During the nine months ended September 30, 2015, the Company increased the borrowing base availability under the secured credit facility by $135,792,000 by adding nine properties to the aggregate pool availability.
•	As of September 30, 2015, the total pool availability was $180,000,000 and the remaining aggregate pool availability was $110,000,000 under the secured credit facility.

Note 8—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 9—Related-Party Transactions and Arrangements

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution fees) will be approximately 1.25% of the gross proceeds. As of September 30, 2015, the Advisor and its affiliates incurred approximately $7,678,000 on the Company’s behalf in offering costs. The Company accrued approximately $431,000 of other organization and offering expenses as of September 30, 2015. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $2,673,000 and $89,000, respectively, in acquisition fees to the Advisor or its affiliates. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $5,144,000 and $89,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the three months ended September 30, 2015 and 2014, the Advisor incurred approximately $4,000 in acquisition expenses on the Company’s behalf. For the nine months ended September 30, 2015 and 2014, the Advisor incurred approximately $10,000 and $9,000, respectively, in acquisition expenses on the Company’s behalf.

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

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Advisory Agreement without cause; and (c) the Advisor pursuant to the Advisory Agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $639,000 and $6,000, respectively, in asset management fees. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $1,133,000 and $6,000, respectively, in asset management fees. As of September 30, 2015 and 2014, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $174,000 and $2,000, respectively, in property management fees to the Property Manager. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $314,000 and $2,000, respectively, in property management fees to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any construction management fees.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended September 30, 2015 and 2014, the Advisor allocated approximately $223,000 and $98,000, respectively, in operating expenses to the Company. For the nine months ended September 30, 2015 and 2014, the Advisor allocated approximately $586,000 and $116,000, respectively, in operating expenses to the Company. For the three and nine months ended September 30, 2014, the Advisor waived approximately $76,000 and $86,000, respectively, of its operating expenses incurred on behalf of the Company, without recourse. The operating expenses waived by the Advisor consisted of general and administrative expenses, including payroll-related expenses.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares, provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $8,285,000 and $1,523,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $29,606,000 and $1,523,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager. In addition, as of September 30, 2015, in connection with advance payments of subscription fees, the outstanding balance due from an affiliate of the Dealer Manager was $106,000.

The Company will pay the Dealer Manager a distribution fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of .80% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be paid monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any distribution fees to the Dealer Manager. The Company filed Post-Effective Amendment No. 6 to the Registration Statement on October 13, 2015, which modified certain terms of the distribution fee.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	September 30, 2015	December 31, 2014
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$217	$66

Carter Validus Real Estate Management Services II, LLC	Property management fees	72	3

Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	2	15

Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	73	14

Carter Validus Advisors II, LLC and its affiliates	Offering costs	431	2,524

Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	4	4

		$799	$2,626

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	September 30, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $44 and $0, respectively (with a weighted average remaining life of 12.9 years and 4.8 years, respectively)	$1,635	$7

	$1,635	$7

Note 11—Business Combinations

During the nine months ended September 30, 2015, the Company completed the acquisition of 100% of the interests in 10 real estate investments (two data centers and eight healthcare) that were determined to be business combinations, comprised of 16 buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $249,404,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations during the nine months ended September 30, 2015:

Property Description	Date Acquired	Ownership Percentage
Winter Haven Healthcare Facility	01/27/2015	100%

Heartland Rehabilitation Hospital	02/17/2015	100%

Clarion IMF	06/01/2015	100%

Post Acute Webster Rehabilitation Hospital	06/05/2015	100%

Eagan Data Center	06/29/2015	100%

Houston Surgical Hospital and LTACH	06/30/2015	100%

Kentucky Maine Ohio IMF Portfolio	07/22/2015	100%

Reading Surgical Hospital	07/24/2015	100%

Post Acute Warm Springs Specialty Hospital of Luling	07/30/2015	100%

Minnetonka Data Center	08/28/2015	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2015, the Company recorded $6,029,000 of revenues and a net loss of $4,591,000 for its business combination acquisitions.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the nine months ended September 30, 2015 (amounts in thousands):

Total
Land	$21,081

Buildings and improvements	192,913

In-place leases	31,968

Tenant improvements	3,223

Ground leasehold assets	644

Furniture, fixtures and equipment	1,247

Total assets acquired	251,076

Below-market leases	(1,672)

Total liabilities acquired	(1,672)

Net assets acquired	$249,404

Assuming the business combinations described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma basis:

Revenues	$7,739	$3,901	$21,624	$3,901

Net income attributable to common stockholders	$2,307	$1,002	$6,562	$983

Net income per common share attributable to common stockholders:

Class A basic and diluted	$0.06	$0.04	$0.18	$0.04

The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude approximately $3,730,000 and $7,140,000, respectively, of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 12—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and nine months ended September 30, 2015 and 2014.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2015 and 2014, are as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2015
Revenue:

Rental and tenant reimbursement revenue	$543	$6,341	$6,884

Expenses:

Rental expenses	(90)	(737)	(827)

Segment net operating income	$453	$5,604	$6,057

Expenses:

General and administrative expenses			(439)

Acquisition related expenses			(3,760)

Asset management fees			(639)

Depreciation and amortization			(2,438)

Loss from operations			(1,219)

Interest expense			(542)

Net loss attributable to common stockholders			$(1,761)

	Data Centers	Healthcare	Three Months Ended September 30, 2014
Revenue:

Rental and tenant reimbursement revenue	$—	$65	$65

Expenses:

Rental expenses	—	(4)	(4)

Segment net operating income	$—	$61	61

Expenses:

General and administrative expenses			(180)

Acquisition related expenses			(269)

Asset management fees			(6)

Depreciation and amortization			(34)

Loss from operations			(428)

Interest expense			(54)

Net loss attributable to common stockholders			$(482)

	Data Centers	Healthcare	Nine Months Ended September 30, 2015
Revenue:

Rental and tenant reimbursement revenue	$724	$11,537	$12,261

Expenses:

Rental expenses	(98)	(1,051)	(1,149)

Segment net operating income	$626	$10,486	11,112

Expenses:

General and administrative expenses			(1,366)

Acquisition related expenses			(7,287)

Asset management fees			(1,133)

Depreciation and amortization			(4,048)

Loss from operations			(2,722)

Interest expense			(1,203)

Net loss attributable to common stockholders			$(3,925)

	Data Centers	Healthcare	Nine Months Ended September 30, 2014
Revenue:

Rental and tenant reimbursement revenue	$—	$65	$65

Expenses:

Rental expenses	—	(4)	(4)

Segment net operating income	$—	$61	61

Expenses:

General and administrative expenses			(199)

Acquisition related expenses			(304)

Asset management fees			(6)

Depreciation and amortization			(34)

Loss from operations			(482)

Interest expense			(54)

Net loss attributable to common stockholders			$(536)

Assets by reportable segments as of September 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Assets by segment:

Data centers	$33,866	$—

Healthcare	316,299	92,052

All other	53,015	5,814

Total assets	$403,180	$97,866

Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Capital additions and acquisitions by segment:

Data centers	$33,114	$—

Healthcare	224,664	4,450

Total capital additions and acquisitions	$257,778	$4,450

Note 13—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of September 30, 2015 and December 31, 2014, were comprised of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$727	$219

Accrued interest expense	211	47

Accrued property taxes	440	6

Distributions to stockholders payable	1,982	325

Tenant deposits	1,697	—

Deferred rental income	804	31

	$5,861	$628

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

Note 15—Subsequent Events

Distributions to Stockholders Paid

On October 1, 2015, the Company paid aggregate distributions of approximately $1,982,000 ($797,000 in cash and $1,185,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, the Company paid aggregate distributions of approximately $2,201,000 ($892,000 in cash and $1,309,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2015 through October 31, 2015.

Distributions Declared

On November 5, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2015 and ending on February 29, 2016. The distributions for December 2015 will be calculated based on 365 days in the calendar year and will be equal to $0.001753425 per share of Class A common stock, which is equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions for January 2016 and February 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001748634 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in December 2015, January 2016 and February 2016 will be paid in January 2016, February 2016 and March 2016, respectively. As of November 16, 2015, there were no shares of Class T common stock outstanding. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of November 16, 2015, the Company had accepted investors’ subscriptions for and issued approximately 43,271,000 shares of Class A common stock in the Offering, resulting in receipt of gross proceeds of approximately $429,637,000, including shares of its common stock issued pursuant to its DRIP. As of November 16, 2015, the Company had approximately $1,920,363,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Acquisition of the Nebraska Healthcare Facility

On October 14, 2015, the Company completed the acquisition of 100% of the interest in a healthcare property, or the Nebraska Healthcare Facility, for a purchase price of $13,011,247, plus closing costs. The Company financed the purchase of the Nebraska Healthcare Facility using net proceeds from the Offering. The Nebraska Healthcare Facility is leased to a single tenant and was determined to be a business combination. With respect to this acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

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

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We commenced principal operations on July 3, 2014 when we satisfied our minimum offering requirement and issued approximately 213,333 shares of our Class A common stock for gross proceeds of $2,000,000. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, which we refer to as our Offering, which consists of up to $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock to be made available pursuant to a distribution reinvestment plan, or the DRIP, pursuant to our registration statement on Form S-11, or our Registration Statement, filed with the SEC under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective by the SEC on May 29, 2014. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of September 30, 2015, we had accepted investors’ subscriptions for and issued approximately 39,073,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $388,054,000, before selling commissions and dealer manager fees of approximately $36,082,000 and other offering costs of approximately $8,983,000. We had special escrow requirements for subscriptions from residents of Washington, conditions of which were satisfied on September 8, 2014, and Pennsylvania, the conditions of which were satisfied on February 19, 2015. As of September 30, 2015, we had approximately $1,961,946,000 in Class A shares and Class T shares of common stock remaining in our Offering.

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

As of September 30, 2015, we had purchased 17 real estate investments comprising approximately 1,208,000 of gross rental square feet for a purchase price of approximately $346,379,000.

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

Qualification as a REIT

We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally are not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

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

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Number of commercial operating real estate investments	17	1

Leased rentable square feet	1,207,000	13,645

Weighted average percentage of rentable square feet leased	100%	100%

The following table summarizes our real estate investment activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial operating real estate investments acquired	4	1	11	1

Approximate aggregate purchase price of acquired real estate investments	133,331,000	4,450,000	257,138,000	4,450,000

Leased rentable square feet	503,000	13,645	885,000	13,645

As shown in the tables above, we owned 17 commercial operating real estate investments as of September 30, 2015 compared to one commercial operating real estate investment as of September 30, 2014. Accordingly, our results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 are not comparable; therefore, we have not included the percentage change.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015, revenue increased $6,819,000 to $6,884,000, as compared to $65,000 for the three months ended September 30, 2014. For the three months ended September 30, 2015, revenue was comprised of rental revenue of $6,230,000 and tenant reimbursement revenue of $654,000. For the three months ended September 30, 2014, revenue was comprised of rental revenue of $65,000. We did not generate tenant reimbursement revenue for the three months ended September 30, 2014. The increase in rental revenue and tenant reimbursement revenue was primarily due to owning 17 operating real estate investments with leases in-place as of September 30, 2015, as compared to owning one operating real estate investment with a lease in-place as of September 30, 2014.

Rental Expenses

Rental expenses increased $823,000 to $827,000 for the three months ended September 30, 2015, as compared to $4,000 for the three months ended September 30, 2014. The increase was primarily due to owning 17 operating real estate investment with leases in-place as of September 30, 2015, as compared to owning one operating real estate investment with a lease in-place as of September 30, 2014, which resulted in increased real estate taxes of $317,000, increased property management fees of $172,000, increased repair and maintenance costs of $119,000, increased utility costs of $106,000, increased insurance costs of $52,000 and increased other rental expenses of $57,000 for such period.

General and Administrative Expenses

General and administrative expenses increased $259,000 to $439,000 for the three months ended September 30, 2015 as compared to $180,000 for the three months ended September 30, 2014. The increase was primarily due to increased allocated personnel costs from our Advisor and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $185,000 and increased other administrative expenses of $74,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $3,491,000 to $3,760,000 for the three months ended September 30, 2015 as compared to $269,000 for the three months ended September 30, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of four real estate investments for an aggregate purchase price of $133,331,000 acquired during the three months ended September 30, 2015, which were determined to be business combinations. For the three months ended September 30, 2014, acquisition fees and expenses related to the acquisition of one real estate investment for an aggregate purchase price of $4,500,000.

Asset Management Fees

Asset management fees increased $633,000 to $639,000 for the three months ended September 30, 2015 as compared to $6,000 for the three months ended September 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $118,643,000 as of September 30, 2015, as compared to $747,000 as of September 30, 2014.

Depreciation and Amortization

Depreciation and amortization increased $2,404,000 to $2,438,000 for the three months ended September 30, 2015, as compared to $34,000 for the three months ended September 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $121,774,000 as of September 30, 2015, as compared to $616,000 as of September 30, 2014.

Interest Expense

Interest expense increased $488,000 to $542,000 for the three months ended September 30, 2015, as compared to $54,000 for the three months ended September 30, 2014. The increase was due to increased interest on our secured credit facility of $347,000 and increased amortization of debt issue costs of $167,000, offset by interest income earned on the money market bank accounts of $26,000. The increase in interest expense on our secured credit facility of $347,000 was due to an outstanding balance of $70,000,000 as of September 30, 2015. As of September 30, 2014, we had no debt outstanding under our secured credit facility.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue

Revenue increased $12,196,000 to $12,261,000 for the nine months ended September 30, 2015, as compared to approximately $65,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, revenue was comprised of rental revenue of $11,419,000 and tenant reimbursement revenue of $842,000. For the nine months ended September 30, 2014, revenue was comprised of rental revenue of $65,000. We did not generate tenant reimbursement revenue for the nine months ended September 30, 2014. The increase in rental revenue and tenant reimbursement revenue was primarily due to owning 17 operating real estate investments with leases in-place as of September 30, 2015, as compared to owning one operating real estate investment with a lease in-place as of September 30, 2014.

Rental Expenses

Rental expenses increased $1,145,000 to $1,149,000 for the nine months ended September 30, 2015, as compared to $4,000 for the nine months ended September 30, 2014. The increase was primarily due to owning 17 operating real estate investment with leases in-place as of September 30, 2015, as compared to owning one operating real estate investment with a lease in-place as of September 30, 2014, which resulted in increased real estate taxes of $397,000, increased property management fees of $312,000, increased repair and maintenance costs of $137,000, increased utility costs of $108,000, increased insurance costs of $97,000, increased franchise and margin taxes of $43,000 and increased other rental expenses of $51,000.

General and Administrative Expenses

General and administrative expenses increased $1,167,000 to $1,366,000 for the nine months ended September 30, 2015 as compared to $199,000 for the nine months ended September 30, 2014. The increase was primarily due to increased allocated personnel costs from our Advisor and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $864,000 and increased other administrative expenses of $303,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $6,983,000 to $7,287,000 for the nine months ended September 30, 2015 as compared to $304,000 for the nine months ended September 30, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of 10 real estate investments for an aggregate purchase price of $249,404,000 acquired during the nine months ended September 30, 2015, which were determined to be business combinations. For the nine months ended September 30, 2014, acquisition fees and expenses related to the acquisition of one real estate investment for an aggregate purchase price of $4,500,000.

Asset Management Fees

Asset management fees increased $1,127,000 to $1,133,000 for the nine months ended September 30, 2015 as compared to $6,000 for the nine months ended September 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $118,643,000 as of September 30, 2015, as compared to $747,000 as of September 30, 2014.

Depreciation and Amortization

Depreciation and amortization increased $4,014,000 to $4,048,000 for the nine months ended September 30, 2015, as compared to $34,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $121,774,000 as of September 30, 2015, as compared to $616,000 as of September 30, 2014.

Interest Expense

Interest expense increased $1,149,000 to $1,203,000 for the nine months ended September 30, 2015, as compared to $54,000 for the nine months ended September 30, 2014. The increase was due to increased interest on our secured credit facility of $733,000 and increased amortization of debt issue costs of $458,000, offset by interest income earned on the money market bank accounts of $42,000. The increase in interest expense on our secured credit facility of $733,000 was due to an outstanding balance of $70,000,000 as of September 30, 2015. As of September 30, 2014, we had no debt outstanding under our secured credit facility.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $7,678,000 as of September 30, 2015. As of September 30, 2015, we reimbursed our Advisor or its affiliates approximately $7,247,000 in offering expenses and accrued approximately $431,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of September 30, 2015. As of September 30, 2015, we paid approximately $36,082,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager. For the nine months ended September 30, 2015, no Class T shares were sold and no distribution fees were paid. Other offering costs (other than selling commissions and dealer manager fees) were approximately $8,983,000 as of September 30, 2015.

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

Capital Expenditures

We estimate that we will require approximately $1.0 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2015, we had $2.4 million of restricted cash in escrow reserve accounts for such capital expenditures.

Credit Facility

As of September 30, 2015, the total pool availability was $180,000,000 and the remaining aggregate pool availability was $110,000,000 under our secured credit facility. We believe we were in compliance with all financial covenant requirements as of September 30, 2015.

Cash Flows

Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities was approximately $900,000. During the nine months ended September 30, 2015, net cash provided by operating activities primarily related to the operations of our property acquisitions, partially offset by operating expenses. During the nine months ended September 30, 2014, net cash used in operating activities was approximately $242,000.

Investing Activities. During the nine months ended September 30, 2015, net cash used in investing activities was approximately $257,581,000. During the nine months ended September 30, 2015, net cash used in investing activities primarily related to the acquisition of 11 real estate investments in the amount of approximately $257,138,000, capital expenditures in the amount of approximately $640,000 and payments for real estate deposits of approximately $281,000, offset by receipts of escrow funds of $478,000. During the nine months ended September 30, 2014, net cash used in investing activities was approximately $4,450,000.

Financing Activities. During the nine months ended September 30, 2015, net cash provided by financing activities was approximately $303,342,000. During the nine months ended September 30, 2015, net cash provided by financing activities primarily related to proceeds from the issuance of common stock of approximately $311,955,000 and proceeds from our secured credit facility of approximately $72,000,000; offset by $39,500,000 in payments on our secured credit facility, $36,618,000 in offering costs related to the issuance of common stock, $3,759,000 in cash distributions to stockholders, $581,000 in payments of deferred financing costs and $155,000 in repurchases of our common stock. During the nine months ended September 30, 2014, net cash provided by financing activities was approximately $16,060,000.

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

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash - common stockholders	$3,759		$4

Distributions reinvested (shares issued)	5,795		21

Total distributions	$9,554		$25

Source of distributions:

Cash flows provided by operations (1)	$900	9%	$—	—%

Offering proceeds from issuance of common stock (1)	2,859	30%	4	16%

Offering proceeds from issuance of common stock pursuant to the DRIP (1)	5,795	61%	21	84%

Total sources	$9,554	100%	$25	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of September 30, 2015 were approximately $1,982,000 for common stockholders. These distributions were paid on October 1, 2015.

For the nine months ended September 30, 2015, we paid and declared distributions of approximately $9,554,000 to common stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2015 of approximately $123,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to September 30, 2015, see Note 15—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

Our contractual obligations as of September 30, 2015 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—variable rate debt	$—	$70,000	$—	$—	$70,000

Interest payments—variable rate debt	1,262	3,096	—	—	4,358

Capital expenditures	1,044	1,418	—	—	2,462

Total	$2,306	$74,514	$—	$—	$76,820

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(1,761)	$(482)	$(3,925)	$(536)
Adjustments:
Depreciation and amortization - real estate	2,438	34	4,048	34

FFO	$677	$(448)	$123	$(502)

Adjustments:
Acquisition related expenses (1)	$3,760	$269	$7,287	$304
Amortization of above- and below-market leases (2)	(30)	—	(24)	—
Straight-line rents (3)	(802)	—	(1,549)	—

MFFO	$3,605	$(179)	$5,837	$(198)

Weighted average Class A common shares outstanding - basic and diluted	34,794,832	671,425	23,573,522	239,528

Net loss per Class A common share - basic and diluted	$(0.05)	$(0.72)	$(0.17)	$(2.24)

FFO per Class A common share - basic and diluted	$0.02	$(0.67)	$0.01	$(2.10)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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

As of September 30, 2015, we had $70.0 million of variable rate debt outstanding related to the secured credit facility. As of September 30, 2015, the interest rate on such debt was 1.97%. As of September 30, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.4 million per year.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2015, our cash flows provided by operations of approximately $900,000 was a shortfall of approximately $8,654,000, or (90.6%), of our distributions paid (total distributions were approximately $9,554,000, of which $3,759,000 was cash and $5,795,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or (497%), of our distributions paid (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

As of September 30, 2015, the Company owned real estate investments in 13 metropolitan statistical areas, or MSAs, four of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Fort Worth-Arlington, Texas MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA and the Kansas City, Missouri-Kansas MSA accounted for 26.1%, 17.3%, 15.2% and 12.2%, respectively, of rental revenue for the nine months ended September 30, 2015. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

As stated above, in order to maintain our qualification as a REIT, we must distribute as dividends to our stockholders at least 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. Even if we remain qualified as a REIT, we may have to change the way our fees and expenses are incurred and allocated to different classes of stockholders. We may request a private letter ruling from the IRS concluding that differences in the dividends distributed to holders of Class A shares and holders of Class T shares do not result in the payment of a preferential dividend. There is no assurance that we will request such a ruling, or if we do, that the IRS will issue such a ruling.

The Secretary of the Commonwealth of Massachusetts has charged an affiliate of our dealer manager with fraudulent casting of shareholder proxy votes and is seeking to suspend that entity’s broker-dealer registration in Massachusetts. Suspension of our offering by participating broker-dealers due to the affiliated relationship could adversely affect our ability to raise proceeds in the Offering, and could adversely affect our ability to obtain additional debt financing.

On November 12, 2015, the Secretary of the Commonwealth of Massachusetts charged an affiliate of our dealer manager with fraudulent casting of shareholder proxy votes. While the complaint does not relate to us, our unaffiliated dealer manager or the Offering, the complaint does seek to revoke the broker-dealer registration in Massachusetts of our dealer manager’s affiliate. If participating broker-dealers determine to suspend, rescind or refuse to execute soliciting dealer agreements with our dealer manager as a result of this complaint, we may not be able to raise a substantial amount of additional capital in the Offering. If we are not able to raise a substantial amount of additional capital, including in our Offering and our credit facility, we may have difficulty in identifying and investing in properties or other assets that satisfy our investment objectives. This could also adversely affect our ability to pay regular distributions to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 17, 2015, we granted an aggregate of 9,000 shares of common stock under our 2014 Restricted Share Plan to our independent directors in connection with such independent directors’ re-election to our board of directors. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended September 30, 2015.

Share Repurchase Program

Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended September 30, 2015, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2015 - 07/31/2015	—	$—	—	$—
08/01/2015 - 08/31/2015	15,467	$9.99	15,467	$—
09/01/2015 - 09/30/2015	44	$9.99	44	$—

Total	15,511		15,511

During the three months ended September 30, 2015, we repurchased approximately $155,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2015 repurchase date.

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in a primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share. The purchase price for shares in our DRIP is $9.50 per Class A share and $9.095 per Class T share.

As of September 30, 2015, we had received subscriptions for and issued approximately 39,073,000 shares of our Class A common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $388,054,000 (before selling commissions and dealer manager fees of approximately $36,082,000 and other offering costs of approximately $8,983,000). From the net offering proceeds, we paid approximately $6,977,000 in acquisition fees to our Advisor, approximately $2,492,000 in acquisition costs and approximately $3,919,000 in cash distributions to our stockholders as of September 30, 2015. With the remaining net offering proceeds and proceeds from our secured credit facility, we acquired $346,379,000 in total real estate investments.

As of September 30, 2015, approximately $431,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: November 16, 2015	By	/s/ JOHN E. CARTER
John E. Carter Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

4.2	Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

4.3	Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

4.4	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on October 13, 2015, and incorporated herein by reference).

4.6	Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

10.1	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.2	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.3	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.4	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.5	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.6	Purchase Agreement, dated July 24, 2013, by and between Overland Park Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.7	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.8	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.9	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.10	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.11	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.12	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.13	Joinder Agreement, dated April 1, 2015, by DCII-MERRILL STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 7, 2015, and incorporated herein by reference).

10.14	Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.15	First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

10.16	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.17	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.18	Purchase Agreement, dated April 30, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.19	First Amendment to Purchase Agreement, dated May 8, 2014, by and between Webster Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.20	Assignment of Purchase Agreement, dated October 13, 2014, by and between Webster Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.21	Assignment of Purchase Agreement, dated June 5, 2015, by and between Carter Validus Properties II, LLC and HCII-110 EAST MEDICAL CENTER BLVD., LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.22	Joinder Agreement, dated June 12, 2015, by HCII-110 EAST MEDICAL CENTER BLVD., LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 16, 2015, and incorporated herein by reference).

10.23	Joinder Agreement, dated July 22, 2015, by HCII-15 ENTERPRISE DRIVE, LLC, HCII-68 CAVALIER BOULEVARD, LLC, HCII-107 FIRST PARK DRIVE, LLC, HCII-3590 LUCILLE DRIVE, LLC, HCII-237 WILLIAM HOWARD TAFT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.24	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.25	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.25	Joinder Agreement, dated August 19, 2015, by HCII-200 MEMORIAL DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 21, 2015, and incorporated herein by reference).

10.26	Joinder Agreement, dated August 28, 2015, by DCII-5400-5510 FELTL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.27	Joinder Agreement, dated August 31, 2015, by HCII-2001 HERMANN DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.