Form 10-K
period 2015-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2016-03-28
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Class A Common stock, par value $0.01 per share

Class T Common stock, par value $0.01 per share

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

As of June 30, 2015, there were approximately 29,897,000 shares of Class A common stock of Carter Validus Mission Critical REIT II, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $297,023,000, assuming a market value of $10.00 per Class A share.

As of March 24, 2016, there were approximately 55,686,000 shares of Class A common stock and 2,119,000 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2016 annual stockholders meeting, which is expected to be filed no later than April 29, 2016, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business.

The Company

Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, which elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. For the period from January 11, 2013 through December 31, 2013, we had not begun principal operations. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or our Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of our Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the initial limited partner of our Operating Partnership. As of December 31, 2015, we owned 22 real estate investments, consisting of 28 properties, comprising approximately 1,523,000 rentable square feet of single-tenant and multi-tenant commercial space located in 17 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA. As of December 31, 2015, the rentable space of these real estate investments was 99.7% leased.

We are offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock to be issued pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act, or our Offering, (SEC File Number: 333-191706, effective May 29, 2014). We are offering shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of December 31, 2015, we had accepted investors’ subscriptions for and issued approximately 48,486,000 shares of Class A common stock in our Offering, resulting in receipt of gross proceeds of approximately $481,558,000, before selling commissions and dealer manager fees of approximately $44,639,000 and other offering costs of approximately $10,258,000. As of December 31, 2015, we had approximately $1,868,442,000 in Class A shares and Class T shares of common stock remaining in our Offering.

Substantially all of our business is managed by our Advisor. Carter Validus Real Estate Management Services II, LLC, or our Property Manager, an affiliate of our Advisor, serves as our property manager. SC Distributors, LLC, or our Dealer Manager, serves as the dealer manager of our Offering. At the commencement of our Offering, the indirect owner of our Dealer Manager was an affiliate of our Advisor. On August 29, 2014, RCS Capital Corporation, or RCAP, acquired Strategic Capital Management Holdings, LLC, and the Dealer Manager ceased to be under common control with our Advisor. On January 29, 2016, Strategic Capital Management Holdings, LLC was sold by RCAP to Validus/Strategic Capital, LLC, which is owned by substantially similar persons as originally owned Strategic Capital Management Holdings, LLC. As a result of this transaction, our Dealer Manager is an affiliate of our Advisor. We believe that there has been no impact to the operations as a result of these transactions. The Dealer Manager has received and will continue to receive fees for services related to our Offering. Our Advisor and Property Manager have received and will continue to receive fees for services related to our acquisition and operational stages. The Advisor also may receive fees during the liquidation stage.

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

Key Developments during 2015 and Subsequent

•	As of March 24, 2016, we had accepted investors’ subscriptions for and issued approximately 55,752,000 shares of Class A common stock and 2,119,000 shares of Class T common stock in our Offering, resulting in gross proceeds of approximately $553,473,000 and $20,283,000, respectively, before selling commissions and dealer manager fees of approximately $1,776,244,000.

•	We currently pay, and intend to continue to pay, monthly distributions to our Class A stockholders equal to an annualized rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. We began paying monthly distributions to our Class T stockholders on January 21, 2016 equal to a daily rate of $0.001487049 per share of Class T common stock, assuming a purchase price of $9.574 per share. As of December 31, 2015, we had paid aggregate distributions of approximately $16,452,000 ($6,539,000 in cash and $9,913,000 reinvested in shares of common stock pursuant to the DRIP). Additionally, as of March 24, 2016, we had paid aggregate distributions, since inception, of approximately $24,438,000 ($9,898,000 in cash and $14,540,000 reinvested in shares of common stock pursuant to the DRIP).

•	During the year ended December 31, 2015, we, through our wholly-owned subsidiaries, acquired 16 real estate investments, consisting of 22 properties, for an aggregate purchase price of $374,164,000 and comprising of 1,200,000 gross rental square feet of commercial space.

•	As of March 24, 2016, we had a $110,000,000 outstanding balance under the secured credit facility.

•	Subsequent to December 31, 2015 and through March 24, 2016, we, through our wholly-owned subsidiaries, had acquired 25 real estate investments, consisting of 37 properties, for an aggregate purchase price of $528,022,000 and comprising of approximately 1,771,000 gross rental square feet of commercial space.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, mission critical real estate investments in high-growth sectors of the U.S. economy, including the data center and healthcare sectors, which provide current cash flow from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

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

Investment Strategy

Primary Investment Focus

There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of our Offering that may be invested in a single investment. We intend to focus our investment activities on acquiring mission critical net-leased properties, preferably with long-term leases, to creditworthy tenants that are primarily in the data center and healthcare sectors. We expect that most of our properties will be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or cause our Advisor to have assets under management that would require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. We expect the sizes of individual properties that we purchase to vary significantly, but we expect most of the properties we acquire are likely to have a purchase price between $5,000,000 and $200,000,000. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in our Offering.

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

To the extent feasible, we will continue to seek to achieve a well-balanced portfolio of real estate investments that is diversified by geographic location, age and lease maturities. We also will focus on acquiring properties in the high-growth data center and healthcare sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally will target properties with lease terms of six years or longer. We may acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

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

We have incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire certain properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We would use the proceeds from these loans to acquire additional properties and other real estate-related investments. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets (calculated after the close of our Offering and once we have invested substantially all the net proceeds of our Offering), unless excess borrowing is approved by a majority of our independent directors.

We believe that our investment focus may present lower investment risks and greater stability to investors than other sectors of today’s commercial real estate market, such as the office and multifamily property sectors. By acquiring a large number of mission critical properties, we believe that lower-than-expected results of operations from one or a few investments will have a less significant effect on our ability to realize our investment objectives than an alternative strategy in which fewer or different properties are acquired.

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

A tenant is considered creditworthy if it has a financial profile that our Advisor believes meets our criteria. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and other lease terms at the time of the property acquisition.

We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance repair and upkeep.

Description of Leases

We acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property). There are various forms of net leases, most typically classified as triple net, or absolute net. Triple net leases typically require the tenant to pay, in addition to a fixed rental, all costs related to the three broad expense categories of real estate taxes, insurance and common area maintenance of the property, but hold the landlord responsible for the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that these properties will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2015, the weighted average remaining lease term of our properties was 12.92 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant will generally remain fully liable under the lease unless we release that tenant from its obligations under the lease.

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon the recommendation of our Advisor.

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

Investing in and Originating Loans

We may originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

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

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which it believes there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

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

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or we may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meet our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Investing in Real Estate Securities

We may invest in non-majority owned securities of both publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. However, any investment in equity securities (including any preferred equity securities) must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive and commercially reasonable.

Acquisition Structure

We have and expect to continue to acquire fee interests in properties (a fee interest is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem them to be advantageous. Our focus is on acquiring commercial real estate predominantly in the data center and healthcare sectors, but we also may acquire other real property types, including office, industrial and retail properties.

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

Joint Ventures

We may enter into joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors and our Advisor (or its affiliates) only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

We may enter into joint ventures in which we have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

International Investments

We intend to primarily invest in real estate located in the United States; however, we may also invest in assets located outside of the United States. While we do not have specific locations identified, we could invest in real estate located in North America or Europe, or such other location as determined by our board of directors.

Disposition Policy

We intend to hold each asset we acquire for an extended period of time, generally five to seven years, or for the life of the Company. However, circumstances may arise that could result in the earlier sale of some assets. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors. The requirements for qualification as a REIT for federal income tax purposes also will put some limits on our ability to sell assets after short holding periods.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market circumstances, and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. The selling price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the “sales multiple” applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

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

Distribution Policy

Our board of directors began declaring distributions to our Class A stockholders in July 2014, after we made our first real estate investment. Our board of directors approved and authorized distributions to our Class T stockholders on January 20, 2016. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Therefore, new investors will be entitled to distributions immediately upon the purchase of their shares. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund distributions, we may borrow, issue additional securities or sell assets in order to fund distributions, or make distributions out of net proceeds from our Offering. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3,290,000 was a shortfall of approximately $12,732,000, or 79.5%, of our distributions (total distributions were approximately $16,022,000, of which $6,379,000 was cash and $9,643,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from net proceeds from our Offering. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or 497%, of our distributions (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from net proceeds from our Offering. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from Offering proceeds. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to maintain our qualification as a REIT.

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

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions,” for further discussion on distribution rates approved by our board of directors.

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt.

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

Interests in Other Real Estate Programs

Affiliates of our Advisor act as executive officers of our Advisor and as directors and/or officers of Carter Validus Mission Critical REIT, Inc., which is the other publicly registered, non-traded REIT currently offered, distributed and/or managed by affiliates of our Advisor. Affiliates of our officers and entities owned or managed by such affiliates may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates may form additional real estate investment entities in the future, whether public or private, which may have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our Advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us. Our Advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

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

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors, including a majority of our independent directors, determines that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2015, we did not purchase any properties from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our Advisor, or any other future programs which may be sponsored by affiliates of our Advisor, are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates, managing properties on our behalf, seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making such prospective employees aware of all such properties seeking to employ such prospective employees. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Our Dealer Manager

Since our Dealer Manager, is an affiliate of our advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities.

Affiliated Property Manager

The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager is affiliated with the property managers of affiliated real estate programs, some of which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including acquisition and advisory fees, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Employees

We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

Reportable Segments

We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 13—“Segment Reporting” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Concentration of Credit Risk and Significant Leases

As of December 31, 2015, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions which had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.

Based on leases of our properties in effect as of December 31, 2015, three tenants’ exposure concentrations accounted for 10% or more of our 2015 contractual rental revenue. The following table shows the tenants that accounted for 10% or more of our 2015 contractual rental revenue:

Tenant	Property	Segment	2015 Contractual Rental Revenue (in thousands) (1)	Percentage of 2015 Contractual Rental Revenue	Gross Leased Area (Sq Ft)	Lease Expiration Date
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital at Fort Worth; Baylor Surgical Hospital IMF	Healthcare	$3,344	20.5%	87,598	10/31/2031 09/30/2019
Heartland Rehabilitation Hospital, LLC (2) Clear Lake Institute for Rehabilitation, LLC (2) Post Acute Medical at Luling, LLC (2)	Heartland Rehabilitation Hospital; Post Acute Webster Rehabilitation Hospital; Post Acute Warm Springs Specialty Hospital of Luling	Healthcare	3,127	19.1%	148,983	12/31/2034 05/06/2035 07/31/2030
New England Sinai Hospital, A Steward Family Hospital, Inc.	New England Sinai Medical Center	Healthcare	1,988	12.2%	180,744	12/31/2029

			$8,459		417,325

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of operations.

(2)	These leases are under common control of the guarantor, Post Acute Medical, LLC.

The following table shows the segment diversification of our real estate portfolio based on contractual rental revenue as of December 31, 2015:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2015 Contractual Rental Revenue (in thousands) (1)	Percentage of 2015 Contractual Rental Revenue
Data Centers	6	309,962	$1,155	7.1%
Healthcare	27	1,208,711	15,201	92.9%

	33	1,518,673	$16,356	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of operations.

Based on leases of our properties in effect as of December 31, 2015, the following table shows the diversification of our real estate properties that accounted for 10% or more of our contractual rental revenue as of December 31, 2015:

Location	Total Number of Leases	Gross Leased Area (Sq Ft)	2015 Contractual Rental Revenue (in thousands) (1)	Percentage of 2015 Contractual Rental Revenue
Dallas-Fort Worth-Arlington,TX MSA	4	124,341	$3,441	21.0%
Houston-The Woodlands-Sugar Land, TX MSA	5	169,528	3,055	18.7%
Boston-Cambridge-Newton, MA-NH MSA	1	180,744	1,988	12.2%
Cincinnati, OH-KY-IN MSA	5	237,496	1,773	10.8%
Kansas City, MO-KS MSA	1	54,568	1,679	10.3%

	16	766,677	$11,936

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of operations.

Environmental Matters

All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third-party bodily injury and property damage claims.

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

Risks Related to an Investment in Carter Validus Mission Critical REIT II, Inc.

We have a limited operating history and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We were incorporated on January 11, 2013 and, therefore, have a limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. Although Mr. Carter and other members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by Mr. Carter and other affiliates of our Advisor may not be indicative of our future results.

We may not succeed in achieving our goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We may suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of our Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it typically will take at least several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments for us, we will hold the uninvested proceeds of our Offering in an interest-bearing account or invest such proceeds in short-term, investment-grade investments. If we cannot invest all of the proceeds from our Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and our stockholders may receive less than the amount they initially invested.

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

To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our Offering, pursuant to National Association of Securities Dealers, or NASD, Rule 2340, or NASD Rule 2340, we intend to have our Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, our Advisor has indicated that it currently intends to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until a date prior to 150 days following the second anniversary of breaking escrow in this Offering. This approach to valuing our shares may bear little relationship and will likely exceed what you might receive for your shares if you tried to sell them or if we liquidated our portfolio. As a result of recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date on which we broke escrow in this Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than such date. If we provide an estimated NAV per share prior to the conclusion of this Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated NAV per share. Further, the amendment to NASD Rule 2340 takes effect on April 11, 2016, prior to the anticipated conclusion of this Offering, and if we have not yet disclosed an estimated NAV per share before the amended rule takes effect, then our stockholders’ customer account statements will include a per share value that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

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

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated NAV per share. When determining the estimated NAV per share from and after 150 days following the second anniversary of breaking escrow in this Offering and annually thereafter, our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our audit committee, which is comprised solely of independent directors, will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

We expect that most of our properties will continue to be located in the continental United States and would be affected by economic downturns, as well as economic cycles and risks inherent to that area.

We expect to use a significant portion of the net proceeds of our Offering to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums; and

•	increased interest rates.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our Sponsor has only invested $200,000 in us through the purchase of 20,000 Class A shares of our common stock at $10.00 per share and may not have as much economic incentive as do sponsors who have invested more equity in their companies. Additionally, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3,290,000 was a shortfall of approximately $12,732,000, or 79.5%, of our distributions (total distributions were approximately $16,022,000, of which $6,379,000 was cash and $9,643,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or 497%, of our distributions (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and Offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of our Offering will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations from which to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

We are dependent upon the net proceeds we receive from our Offering to conduct our activities. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risks to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2015, we owned 22 real estate investments, located in 17 MSAs and one µSA, of which five MSAs accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Dallas-Fort Worth-Arlington, Texas MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA, the Cincinnati, Ohio-Kentucky-Indiana MSA and the Kansas City, Missouri-Kansas MSA accounted for 21.0%, 18.7%, 12.2%, 10.8% and 10.3%, respectively, of our contractual rental revenue for the year ended December 31, 2015. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. Our two reportable business segments, data centers and healthcare, accounted for 7.1% and 92.9%, respectively, of our contractual rental revenue for the year ended December 31, 2015.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates and permits us, with approval of our board of directors or a committee of the board of directors’ to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association REIT Guidelines, or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

VEREIT, Inc., which was formerly known as American Realty Capital Properties, Inc., or VEREIT, a publicly-traded real estate investment trust, made disclosures regarding accounting errors made by VEREIT employees have led to market concerns regarding Realty Capital Securities, LLC, or RCS, and RCS Capital Corporation, or RCAP, the parent of RCS and formerly the parent of the Dealer Manager, and at least one pending class-action stockholder lawsuit against RCAP. Separately, RCAP announced a settlement of an administrative complaint with the Securities Division of the Commonwealth of Massachusetts, or the Massachusetts Securities Division. These investigations and lawsuits may negatively impact the Dealer Manager.

On October 29, 2014, VEREIT announced that it was restating its earnings after VEREIT’s audit committee discovered that several employees “intentionally made” accounting mistakes that caused VEREIT to understate net losses during the first half of 2014. These accounting errors resulted in the resignations of both VEREIT’s then-chief financial officer and VEREIT’s then-chief accounting officer. Subsequently, additional executives of VEREIT resigned. The SEC, as well as the Federal Bureau of Investigation, announced that they have each opened criminal investigations into VEREIT’s accounting practices, in conjunction with an investigation by the

U.S. Attorney’s Office for the Southern District of New York. In addition, VEREIT’s Audit Committee conducted an investigation with the assistance of independent advisors. On March 2, 2015, VEREIT’s audit committee concluded its investigation and VEREIT restated its earnings for the year ended December 31, 2013 and the first two quarters of 2014. VEREIT also issued a press release regarding the results of its audit committee’s investigation, illustrating the accounting errors that had occurred. VEREIT is also the defendant in at least one class-action stockholder lawsuit.

On November 12, 2015, the Massachusetts Securities Division filed a complaint against RCS alleging that RCS fraudulently fabricated shareholder proxy votes. On December 2, 2015, RCAP announced that it had reached a settlement with the Massachusetts Securities Division pursuant to which RCS will pay a fine, and that RCS has decided to voluntarily withdraw its broker-dealer license in Massachusetts and all other state and federal jurisdictions. Our proxy voting process for the past annual meeting of stockholders was conducted by a third-party firm completely separate and independent of RCS and RCAP.

On February 1, 2016, RCAP announced that it filed a prearranged plan of reorganization under Chapter 11 with the United States Bankruptcy Court for the District of Delaware.

On January 29, 2016, the Dealer Manager was sold by RCAP to Validus/Strategic Capital, LLC. Nevertheless, there can be no assurance that the foregoing developments will not have a negative impact on the Dealer Manager and its ability to distribute our stock.

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

Certain of our executive officers and directors, including John E. Carter, who also serves as the chairman of our board of directors, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, also are officers and/or directors of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

Our charter permits our board of directors to issue up to 500,000,000 shares of common stock, of which 250,000,000 are designated as Class A shares and 250,000,000 are designated as Class T shares, and 100,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

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

We intend to continue to conduct our operations directly and through our wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% Test.

We intend to continue to conduct our operations so that we and most, if not all, of our wholly and majority-owned subsidiaries will comply with the 40% Test. We will continuously monitor our holdings on an ongoing basis to determine that we are each of our wholly and majority-owned subsidiaries comply with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute investment securities. Accordingly, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.

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

The change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

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

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our Offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The leasing standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment objectives and strategies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We intend to conduct substantially all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations will be distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot give assurance that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy our stockholders’ claims as stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in our Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 250,000,000 shares are designated as Class A shares and 250,000,000 shares are designated as Class T shares, which are available for purchase by the general public through different distribution channels. Other than the differing fees with respect to each class and the payment of a distribution and servicing fee out of cash otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow and we granted 3,000 restricted shares of Class A common stock to each of our independent directors when they were re-elected to the board. We will also grant 3,000 shares of Class A common stock in connection with such independent director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in our Offering likely will suffer dilution of their equity investment in us, if we:

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

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms, including without limitation, acquiring our Advisor. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders. Any internalization transaction could result in significant payments to the owners of our Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our Advisor. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, Property Manager or their affiliates. Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Payment of fees and expenses to our Advisor and our Property Manager will reduce the cash available for distribution and will increase the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor and our Property Manager perform services for us in connection with our Offering, including, among other things, the selection and acquisition of our investments, the management of our assets, dispositions of assets, financing of our assets and certain administrative services. We will pay our Advisor and our Property Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Until we acquire additional properties or other real estate-related investments, we may not generate enough cash flow from operations from which to pay distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from our properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify or maintain our REIT status. We may make distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

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

Our Dealer Manager is one of our affiliates; therefore, you will not have the benefit of the type of independent review of the Offering or us as customarily performed in underwritten offerings.

Our Dealer Manager is one of our affiliates and will not conduct an independent review of us or the Offering. Accordingly, you will have to rely on your own broker-dealer to conduct an independent review of the terms of this Offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this Offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

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

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our Offering’s gross proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

We may not be able to sell a property at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets and a reduction in the value of shares held by our stockholders.

Some of our leases will not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

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

Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a triple net-lease basis or require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we will pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through December 31, 2020, pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of such properties. From time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Covenants, conditions and restrictions may restrict our ability to operate our properties.

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

We may use proceeds from our Offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter. For purposes of this paragraph, unimproved real property is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may impede our ability to make future acquisitions or may increase the cost of these acquisitions and reduce our profitability and the return on our stockholders’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, other entities engaged in real estate investment activities and private equity firms, many of which have greater resources than we do. Competition for properties may significantly increase the price we must pay for properties or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. Larger entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investments may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

We will be subject to additional risks of our joint venture partner or partners when we enter into a joint venture, which could reduce the value of our investment.

We may enter into joint ventures with other real estate groups. The success of a particular joint venture may be limited if our joint venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, a dispute with our joint venture partners may result in litigation, which may cause us to incur additional expenses, require additional time and resources from our Advisor and result in liability, each of which could adversely affect our operating results and the value of our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Delays in acquisitions of properties may have an adverse effect on the value of our stockholders’ investment.

There may be a substantial period of time before all of the proceeds of our Offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’ returns. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

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

One particular federal law is The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, which established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.

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

The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and commercial mortgage-backed securities conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•	Debt Markets - The debt markets remain sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•	Real Estate Markets - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

Risks Associated with Investments in the Healthcare Property Sector

Our real estate investments may be concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified.

We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 92.9% of our contractual rental revenue for the year ended December 31, 2015.

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

Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions to our stockholders.

The healthcare properties we have acquired or seek to acquire in the future may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and therefore are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions. Not all of our properties will be affiliated with non-profit corporations and receive such support. Similarly, our tenants will face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus upon payment based upon quality outcomes. Specifically, Merit-Based Incentive Payment System (MIPS) which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) meaningful use of certified EHR technology.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments. In 2014, state insurance exchanges were implemented, which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to you.

Furthermore, in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of healthcare equipment, and the construction of healthcare properties, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these anti-fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; the Civil Monetary Penalties Law which authorizes the U.S. Department of Health and Human Services to impose monetary penalties or exclusion from participation in state or federal healthcare programs for certain fraudulent acts; the Health Insurance Portability and Accountability Act (“HIPAA”) Fraud Statute which makes it a federal crime to defraud any health benefit plan, including private payers; and Exclusions Law which authorizes U.S. Department of Health and Human Services to exclude someone from participation in state or federal healthcare programs for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the healthcare properties are located may have similar anti-fraud and abuse laws. Investigation by a federal or state governmental body for violation of anti-fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; increase and expansion of government audits related to compliance with the HIPAA privacy and security rules; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

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

Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Associated with Investments in the Data Center Property Sector

Our data center properties depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.

A portion of our portfolio of properties consists of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Risks Associated with Debt Financing and Investments

We expect to incur mortgage indebtedness and other borrowing, which could adversely impact the value of our stockholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

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

We believe that utilizing borrowing is consistent with our objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total net assets as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing, following the completion of our Offering, in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations of the NASAA REIT Guidelines set forth in our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. We expect that from time to time during the period of our Offering, we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

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

Changes in the debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are subject to changing levels of volatility resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which results in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate, which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

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

As of December 31, 2015, we had $90,000,000 of variable rate debt outstanding related to the secured credit facility. As of December 31, 2015, our weighted average interest rate was 2.63%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

U.S. Federal Income Tax Risks

Failure to maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

In order for us to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of your investment.

To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our inability to acquire appropriate assets.

To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.

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

Even if we maintain our qualification as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

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

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. For the current taxable year and the 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real

Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage our stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.

Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks

We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below. See the “Investment by Tax-Exempt Entities and ERISA Considerations” section of this prospectus for a more detailed discussion of these Benefit Plan and IRA investor risks.

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If you are investing the assets of a Benefit Plan or IRA in us, you should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether your investment is made in accordance with the documents and instruments governing your Benefit Plan or IRA, including any investment policy;

•	whether your investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether your investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether your investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•	whether your investment will produce or result in “unrelated business taxable income” or UBTI, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA; and

•	your need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Internal Revenue Code.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure you that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your Benefit Plan or IRA, you should not purchase shares of our common stock unless an administrative or statutory exemption applies to your purchase.

A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA, could have a negative impact on our ability to raise capital.

In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.

As of December 31, 2015, we owned a portfolio of 22 real estate investments, consisting of 28 properties, located in 17 MSAs and one µSA, comprising of approximately 1,523,000 gross rentable square feet of commercial space. As of December 31, 2015, 17 of our real estate investments were single-tenant commercial properties and five of our real estate investments were multi-tenant commercial properties. As of December 31, 2015, 99.7% of our rentable square feet was leased, with a weighted average remaining lease term of 12.92 years. As of December 31, 2015, we had a total pool availability under the secured credit facility of $205,372,000 and an aggregate outstanding balance of $90,000,000. As of December 31, 2015, $115,372,000 remained to be drawn on the secured credit facility. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation,” of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio as of December 31, 2015:

Property	MSA/µSA	Segment	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances
Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	07/31/2014	1993		100.0%	13,645	$—	(1)
Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	10/29/2014	2001		100.0%	14,868	—	(1)
Winston-Salem, NC-IMF	Winston-Salem, NC	Healthcare	12/17/2014	2004		100.0%	22,200	—	(1)
New England Sinai Medical Center(2)	Boston-Cambridge-Newton, MA-NH	Healthcare	12/23/2014	1967/1973	(3)	100.0%	180,744	—	(1)
Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014		100.0%	83,464	—	(1)
Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014		87.3%	7,219	—	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	01/27/2015	2009		100.0%	7,560	—
Heartland Rehabilitation Hospital	Kansas City, MO-KS	Healthcare	02/17/2015	2014		100.0%	54,568	—	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	04/01/2015	2000	(4)	100.0%	43,724	—	(1)
Clarion IMF	Pittsburgh, PA	Healthcare	06/01/2015	2012		100.0%	33,000	—	(1)
Post Acute Webster Rehabilitation Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/05/2015	2015		100.0%	53,514	—	(1)
Eagan Data Center	St. Cloud, MN	Data Center	06/29/2015	1998	(5)	100.0%	87,402	—
Houston Surgical Hospital and LTACH	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/30/2015	1950	(6)	100.0%	102,369	—	(1)
Kentucky Maine Ohio IMF Portfolio	(7)	Healthcare	07/22/2015	(8)		100.0%	293,628	—	(1)
Reading Surgical Hospital	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	07/24/2015	2007		100.0%	33,217	—	(1)
Post Acute Warm Springs Specialty Hospital of Luling	Austin-Round Rock, TX	Healthcare	07/30/2015	2002		100.0%	40,901	—	(1)
Minnetonka Data Center	Minnepolis-St. Paul-Bloomington, MN-WI	Data Center	08/28/2015	1985		100.0%	135,240	—	(1)
Nebraska Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	10/14/2015	2014		100.0%	40,402	—	(1)
Heritage Park Portfolio	Sherman-Denison, TX	Healthcare	11/20/2015	2005	(9)	100.0%	65,631	—	(1)
Baylor Surgery Center at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/23/2015	1998	(10)	91.5%	33,658	—
HPI Portfolio	Oklahoma City, OK	Healthcare	12/29/2015	(11)		100.0%	128,123	—
Waco Data Center	Waco, TX	Data Center	12/30/2015	1956	(12)	100.0%	43,596	—

							1,518,673	$—

(1)	Property collateralized under the secured credit facility. As of December 31, 2015, 17 real estate investments were collateralized under the secured credit facility and we had debt of $90,000,000 outstanding thereunder.

(2)	The New England Sinai Medical Center consists of two buildings.

(3)	The New England Sinai Medical Center was renovated beginning in 1997.

(4)	The Indianapolis Data Center was renovated in 2014.

(5)	The Eagan Data Center was renovated in 2015.

(6)	The Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(7)	The Kentucky Maine Ohio IMF Portfolio consists of five properties. Three of the properties are located in the Cincinnati, Ohio-Kentucky-Indiana MSA and two of the properties are located in the Augusta-Waterville, Maine µSA.

(8)	The Kentucky Maine Ohio IMF Portfolio consists of five properties which were constructed in various years from 1959 to 2014. The property constructed in 1959 was renovated in 1970 and 2013.

(9)	The Heritage Park Portfolio consists of two properties which were both constructed in 2005. One of the properties was renovated in 2010.

(10)	The Baylor Surgery Center at Fort Worth was renovated 2007 and 2015.

(11)	The HPI Portfolio consists of two properties which were constructed in 1985 and 1994. The property constructed in 1985 was renovated in 1998 and 2003. The property constructed in 1994 was renovated in 1999.

(12)	The Waco Data Center was renovated in 2009.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

Leases

Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2015, the weighted average remaining lease term of our properties was 12.92 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from approximately $75,000 to $3,309,000 (an average of $990,000) per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2015 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2016	1	13,394	$147,066	0.45%
2017	—	—	—	—%
2018	1	10,916	92,673	0.28%
2019	2	22,392	245,316	0.75%
2020	1	8,229	199,059	0.61%
2021	—	—	—	—%
2022	2	40,365	711,814	2.18%
2023	—	—	—	—%
2024	3	143,134	2,006,833	6.14%
2025	3	173,337	2,972,657	9.10%
Thereafter	20	1,106,906	26,292,732	80.49%

	33	1,518,673	$32,668,150	100.00%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2015.

Indebtedness

For a discussion of our indebtedness, see Note 7—“Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to our Offering, we are publicly offering two classes of shares, Class A shares and Class T shares, at the initial offering prices of $10.00 per Class A share and $9.574 per Class T share for the primary offering, and $9.50 per Class A share and $9.095 per Class T share pursuant to the DRIP. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

In order for FINRA members and their associated persons to participate in our Offering and the sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per Class A share and $9.574 per Class T share as of December 31, 2015. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per Class A share and $9.574 per Class T share if a market did exist. Until April 11, 2016, the date that the amendments to NASD Rule 2340 take effect (or earlier if our board of directors determines it is in our best interest), we expect to use $10.00 and $9.574 as the estimated NAV per Class A share and Class T share, respectively. Following such date, if we have not yet disclosed an estimated net asset value per share, then our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide an estimated NAV prior to the conclusion of this Offering, our board of directors may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until a date no later than 150 days following the second anniversary of the date we broke escrow in this Offering. Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding.

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

Share Repurchase Program

Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish a new estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments at this time (other than investments in transaction with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We will begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments on an annual basis as of a date no later than 150 days from the second anniversary of the date that we broke escrow in this Offering (or earlier if deemed advisable by our board of directors) and will disclose the value in our SEC filings. Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or Qualifying Disability, as defined below, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each Class A share or Class T share, as applicable;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each Class A share or Class T share, as applicable;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each Class A share or Class T share, as applicable; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each Class A share or Class T share, as applicable.

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

After such time as our board of directors has determined a reasonable estimate of the value of our Class A shares or Class T shares, as applicable, and unless the shares are being redeemed in connection with a stockholder’s death or Qualifying Disability, the per share repurchase price will be based on the most recent estimated value of the Class A shares or Class T shares, as applicable, as follows: after one year from the purchase date, 92.5% of the most recent estimated value of each Class A share or Class T share, as applicable; after two years from the purchase date, 95.0% of the most recent estimated value of each Class A share or

Class T share, as applicable; after three years from the purchase date, 97.5% of the most recent estimated value of each Class A share or Class T share, as applicable; and after four years from the purchase date, 100% of the most recent estimated value of each Class A share or Class T share, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time the repurchase price is determined by any method other than the net asset value of the Class A shares or Class T shares, as applicable, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute special distributions. While our board of directors does not have specific criteria for determining special distributions, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for repurchase, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made monthly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant its repurchase request. Subject to certain limitations, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of shares repurchased pursuant to our share repurchase program as follows: during any calendar year, we will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. As a result, some or all of a stockholders’ shares may not be redeemed.

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

If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder or a stockholder with a Qualifying Disability; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy, or (iii) by a stockholder, due to a mandatory distribution under such stockholder’s IRA, shall be made within 360 days of such event.

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

In order for a disability to entitle a stockholder to the special repurchase terms described above, (a “Qualifying Disability”), (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (applicable governmental agency). The applicable governmental agencies would be limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (“CSRS”), then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special repurchase terms described above. Repurchase requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.

We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

•	disabilities occurring after the legal retirement age; and

•	disabilities that do not render a worker incapable of performing substantial gainful activity.

Therefore, such disabilities would not qualify for the special repurchase terms, except in the limited circumstances when the investor would be awarded disability benefits by the other applicable governmental agencies described above.

Shares we purchase under our share repurchase program will have the status of authorized but unissued shares. Shares we acquire through the share repurchase program will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws.

Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that you would not have any additional opportunities to have your shares repurchased under the prior terms of the program, or at all, upon receipt of the notice.

We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the stockholders. During this Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws.

During the year ended December 31, 2015, we received valid repurchase requests relating to 31,543 Class A shares, which were redeemed in full for an aggregate of approximately $311,000 (an average of $9.86 per share) under our share repurchase program. During the year ended December 31, 2014, no Class A shares qualified for repurchase under our share repurchase program.

During the three months ended December 31, 2015, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2015 - 10/31/2015	5,400	$10.00	5,400	$—
11/01/2015 - 11/30/2015	4,274	$9.21	4,274	$—
12/01/2015 - 12/31/2015	6,358	$9.98	6,358	$—

Total	16,032		16,032

During the three months ended December 31, 2015, we repurchased approximately $156,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2015 repurchase date.

Stockholders

As of March 24, 2016, we had approximately 55,686,000 shares of Class A common stock and 2,119,000 shares of Class T common stock outstanding held by 13,872 stockholders of record.

Distributions

We qualified and elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we are required to make distributions each taxable year equal to at least 90% of our REIT taxable income (excluding capital gains). One of our primary goals is to continue to pay regular monthly distributions to our stockholders. For the year ended December 31, 2015, we paid aggregate distributions of $16,022,000 to Class A stockholders ($6,379,000 in cash and $9,643,000 reinvested in shares of our Class A common stock pursuant to the DRIP). For the year ended December 31, 2014, we paid aggregate distributions of $430,000 to Class A stockholders ($160,000 in cash and $270,000 reinvested in shares of our Class A common stock pursuant to the DRIP).

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act.

We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share. The purchase price for shares in our DRIP is $9.50 per Class A share and $9.095 per Class T share.

As of December 31, 2015, we had received subscriptions for and issued approximately 48,486,000 shares of our Class A common stock (including shares of Class A common stock issued pursuant to the DRIP) for gross proceeds of approximately $481,558,000 (before selling commissions and dealer manager fees of approximately $44,639,000 and other offering costs of approximately $10,258,000). From the net offering proceeds, we paid approximately $9,319,000 in acquisition fees to our Advisor, approximately $3,113,000 in acquisition costs and approximately $6,539,000 in cash distributions to our stockholders as of December 31, 2015. With the remaining net offering proceeds and proceeds from our secured credit facility, we acquired $463,405,000 in total real estate investments. As of December 31, 2015, no shares of our Class T common stock had been issued.

As of December 31, 2015, approximately $250,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.

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

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	282,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	282,000

(1)	On July 17, 2015, we granted 3,000 restricted shares of Class A common stock to each of our independent directors, which were awarded in connection with each independent director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price in our Offering. As of December 31, 2015, we had issued an aggregate of 18,000 shares of restricted stock to our independent directors in connection with their appointment or re-election to our board of directors. Restricted stock issued to our independent directors vests over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

The following should be read in conjunction with Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,		As of and for the Period from January 11, 2013 (Date of Inception) to December 31,
Selected Financial Data	2015	2014	2013
Balance Sheet Data:
Total real estate, net	$410,514	$82,615	$—
Cash and cash equivalents	$31,262	$3,694	$200
Acquired intangible assets, net	$54,633	$6,442	$—
Total assets	$506,730	$97,866	$200
Credit facility	$90,000	$37,500	$—
Total liabilities	$106,394	$40,761	$—
Total equity	$400,334	$57,105	$200
Operating Data:
Total revenue	$21,286	$337	$—
Rental expenses	$2,836	$51	$—
Acquisition related expenses	$10,250	$1,820	$—
Depreciation and amortization	$7,053	$185	$—
Loss from operations	$(2,881)	$(2,142)	$—
Net loss attributable to common stockholders	$(4,767)	$(2,294)	$—
Funds from operations attributable to common stockholders (1)	$2,286	$(2,109)	$—
Modified funds from operations attributable to common stockholders (1)	$10,015	$(296)	$—
Per Share Data:
Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.17)	$(1.86)	$—
Distributions declared for Class A common stock	$(18,245)	$(755)	$—
Distributions declared per Class A common share	$0.64	$0.61	$—
Weighted average number of common shares outstanding:
Class A basic and diluted	28,658,495	1,233,715	—
Cash Flow Data:
Net cash provided by (used in) operating activities	$3,290	$(1,705)	$—
Net cash used in investing activities	$(374,533)	$(92,513)	$—
Net cash provided by financing activities	$398,811	$97,712	$200

(1)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our funds from operations and modified funds from operations and for a reconciliation on these non-GAAP financial measures to net loss attributable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We commenced principal operations on July 3, 2014 when we satisfied our minimum offering requirement and issued approximately 213,333 shares of our Class A common stock for gross proceeds of $2,000,000. We elected to be taxed as REIT for federal income tax purposes beginning with the taxable year ended December 31, 2014. We are offering for sale to the public on a “best efforts” basis a maximum of $2,350,000,000 in shares of common stock, which we refer to as our Offering, which consists of up to $2,250,000,000 in shares in our primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the DRIP pursuant to our registration statement on Form S-11, or our Registration Statement, filed with the SEC under the Securities Act, which was declared effective by the SEC on May 29, 2014. We are offering two classes of shares of common stock, Class A shares and Class T shares, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of December 31, 2015, we had accepted investors’ subscriptions for and issued approximately 48,486,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $481,558,000, before selling commissions and dealer manager fees of approximately $44,639,000 and other offering costs of approximately $10,258,000. As of December 31, 2015, no shares of our Class T common stock had been issued. As of December 31, 2015, we had approximately $1,868,442,000 in Class A shares and Class T shares of common stock remaining in our Offering.

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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2015, we had purchased 22 real estate investments, consisting of 28 properties, comprising approximately 1,523,000 of gross rental square feet for an aggregate purchase price of approximately $463,405,000.

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

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset in determining the appropriate useful life. We anticipate the estimated useful lives of our assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of such assets through their undiscounted future cash flows and eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment indicators have been identified and no impairment losses were recorded during the year ended December 31, 2015.

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

Purchase Price Allocation

Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. Management determined that properties acquired with an existing lease in place and a continuous revenue stream are accounted for as a business combination and properties acquired without an existing lease in place and without a continuous revenue stream are accounted for as an asset acquisition.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

Acquisition Fees and Expenses

Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. We expensed acquisition fees and expenses for the years ended December 31, 2015 and 2014 of approximately $10,250,000 and $1,820,000. We capitalized acquisition fees and expenses for the years ended December 31, 2015 and 2014 of approximately $234,000 and $643,000.

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

In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis when we are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus, we have discretion in selecting the supplier and have credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowances for uncollectible tenant receivables were recorded as of December 31, 2015 and December 31, 2014.

Capitalization of Expenditures

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service lives of properties are capitalized; the cost of maintenance and repairs are expensed as incurred. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, which entity holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Income Taxes

We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, commencing with the taxable year ended December 31, 2014. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we, or our subsidiaries, may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Real Estate Investments in 2015 and Subsequent

•	During the year ended December 31, 2015, we, through our wholly-owned subsidiaries, acquired 16 real estate investments, consisting of 22 properties, for an aggregate purchase price of $374,164,000 and comprising of approximately 1,200,000 gross rental square feet of commercial space.

•	Subsequent to December 31, 2015 and through March 24, 2016, we, through our wholly-owned subsidiaries, acquired 25 real estate investments, consisting of 37 properties, for an aggregate purchase price of $528,022,000 and comprising of approximately 1,771,000 gross rental square feet of commercial space.

For a further discussion of our 2015 acquisitions, see Note 3—“Real Estate Investments” and for a further discussion on acquisitions in 2016, see Note 18—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2015, our properties were 99.7% leased.

Results of Operations

For the period from January 11, 2013 to December 31, 2013, we had not begun principal operations and, therefore, our results of operations for the year ended December 31, 2014 and for the period from January 11, 2013 (Date of Inception) to December 31, 2013 are not comparable, and, as a result, no period-to-period comparisons for these periods have been included.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Number of commercial operating real estate investments	22	6
Leased rentable square feet	1,519,000	322,000
Weighted average percentage of rentable square feet leased	99.7%	99.7%

The following table summarizes our real estate investment activity for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Commercial operating real estate investments acquired	16	6
Approximate aggregate purchase price of acquired real estate investments	$374,164,000	$89,241,000
Leased rentable square feet	1,197,000	322,000

As of December 31, 2015, the Company did not operate any same store properties, which are defined as properties the Company has owned for the entirety of both balance sheet periods presented. Therefore, the Company has not provided a period-to-period comparison of same store properties.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

Revenue increased $20,949,000 to $21,286,000 for the year ended December 31, 2015, as compared to approximately $337,000 for the year ended December 31, 2014. For the year ended December 31, 2015, revenue was comprised of rental revenue of $19,000,000 and tenant reimbursement revenue of $2,286,000. For the year ended December 31, 2014, revenue was comprised of rental revenue of $296,000 and tenant reimbursement revenue of $41,000. The increase in rental revenue and tenant reimbursement revenue was primarily due to owning 22 operating real estate investments with leases in-place as of December 31, 2015, as compared to owning six operating real estate investment with leases in-place as of December 31, 2014.

Rental Expenses

Rental expenses increased $2,785,000 to $2,836,000 for the year ended December 31, 2015, as compared to $51,000 for the year ended December 31, 2014. The increase was primarily due to owning 22 operating real estate investments with leases in-place as of December 31, 2015, as compared to owning six operating real estate investments with a lease in-place as of December 31, 2014, which resulted in increased real estate taxes of $897,000, increased property management fees of $529,000, increased repair and maintenance costs of $485,000, increased utility costs of $455,000, increased insurance costs of $157,000, increased franchise and margin taxes of $70,000 and increased other rental expenses of $192,000.

General and Administrative Expenses

General and administrative expenses increased $1,782,000 to $2,133,000 for the year ended December 31, 2015 as compared to $351,000 for the year ended December 31, 2014. The increase was primarily due to increased allocated personnel costs from our Advisor and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $1,443,000 and increased other administrative expenses of $339,000.

Acquisition Related Expenses

Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $8,430,000 to $10,250,000 for the year ended December 31, 2015 as compared to $1,820,000 for the year ended December 31, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of 15 real estate investments for an aggregate purchase price of $366,430,000 acquired during the year ended December 31, 2015, which were determined to be business combinations. For the year ended December 31, 2014, acquisition fees and expenses related to the acquisition of five real estate investments for an aggregate purchase price of $65,201,000, which were determined to be business combinations.

Asset Management Fees

Asset management fees increased $1,823,000 to $1,895,000 for the year ended December 31, 2015 as compared to $72,000 for the year ended December 31, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $230,834,000 as of December 31, 2015, as compared to $3,345,000 as of December 31, 2014.

Depreciation and Amortization

Depreciation and amortization increased $6,868,000 to $7,053,000 for the year ended December 31, 2015, as compared to $185,000 for the year ended December 31, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $203,531,000 as of December 31, 2015, as compared to $2,830,000 as of December 31, 2014.

Interest Expense

Interest expense increased $1,734,000 to $1,886,000 for the year ended December 31, 2015, as compared to $152,000 for the year ended December 31, 2014. The increase was due to increased interest on our secured credit facility of $1,161,000 and increased amortization of debt issue costs of $638,000, offset by interest income earned on the money market bank accounts of $65,000. The increase in interest expense on our secured credit facility of $1,161,000 was due to an outstanding balance of $90,000,000 as of December 31, 2015, as compared to an outstanding balance of $37,500,000 as of December 31, 2014.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $8,537,000 as of December 31, 2015. As of December 31, 2015, we reimbursed our Advisor or its affiliates approximately $8,351,000 in offering expenses and accrued approximately $250,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of December 31, 2015. As of December 31, 2015, we paid approximately $44,639,000 in selling commissions and dealer manager fees to our Dealer Manager. For the year ended December 31, 2015, no Class T shares were sold and no distribution and servicing fees were paid. Other offering costs (other than selling commissions and dealer manager fees) were approximately $10,258,000 as of December 31, 2015.

When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 11—“Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3,290,000 was a shortfall of approximately $12,732,000, or 79.5%, of our distributions (total distributions were approximately $16,022,000, of which $6,379,000 was cash and $9,643,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. For the year ended December 31, 2014, our cash flows used in operations of approximately $1,705,000 was a shortfall of approximately $2,135,000, or 497%, of our distributions (total distributions were approximately $430,000, of which $160,000 was cash and $270,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds and have no limits on the amounts we may pay from such sources. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of our Offering will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a Liquidity Event, any or all of which may have an adverse effect on an investment in us.

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

The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Character of Distributions:	2015	2014
Ordinary dividends	33.81%	—%
Nontaxable distributions	66.19%	100.00%

Total	100.00%	100.00%

Share Repurchase Program

We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with reinvestments pursuant to our DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2015, we received valid repurchase requests related to approximately 31,543 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $311,000 (an average of $9.86 per share).

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

Liquidity and Capital Resources

Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. Our sources of funds are primarily the net proceeds of our Offering, funds equal to amounts reinvested in the DRIP, operating cash flows, our secured credit facility and other borrowings. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and payments to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution and servicing fees, and offering expenses.

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

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserves would be established from the net proceeds of our Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, net proceeds from our Offering, borrowings on our secured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and repurchases to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our secured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders, proceeds from our Offering and funds equal to amounts reinvested in the DRIP.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, proceeds from our Offering, borrowing on our secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $2.2 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2015, we had $1.9 million of restricted cash in escrow reserve accounts for such capital expenditures.

Credit Facility

On December 22, 2015, we amended certain agreements related our secured credit facility to add certain lenders and to increase the maximum commitments available under the secured credit facility from $180,000,000 to an aggregate of up to $265,000,000, consisting of a $240,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership’s right to one, 12-month extension period, and a $25,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership’s right to one, 12-month extension, or the Amendment. The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 7—“Credit Facility” to the consolidated financial statements that are part of this Annual Report on Form 10-K.

In connection with the amendment, the annual interest rate payable under the secured credit facility was decreased to, at our Operating Partnership’s option, either: (a) the London Interbank Offered Rate, or the LIBOR, plus an applicable margin ranging from 1.75% to 2.65% (the margin rate was previously set at a range from 1.75% to 2.75%), which is determined based on the overall leverage of our Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.65% (the margin rate was previously set at a range from 0.75% to 1.75%), which is determined based on the overall leverage of our Operating Partnership. In addition to interest, our Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2015, the weighted average interest rate was 2.63%.

The actual amount of credit available under the secured credit facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the secured credit facility agreement. The amount of credit available under the secured credit facility will be a maximum principal amount of the value of the assets that are included in the pool availability. The obligations of our Operating Partnership with respect to the secured credit facility agreement are guaranteed by us, including but not limited to, the payment of any outstanding indebtedness under the secured credit facility agreement, and all terms, conditions and covenants of the secured credit facility agreement, as further discussed below.

The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our Operating Partnership and its subsidiaries that own properties that serve as collateral for our secured credit facility, limitations on the nature of our Operating Partnership’s business, and limitations on distributions by us, our Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on our Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. In addition, the secured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2015.

As of December 31, 2015, we had a total pool availability under the secured credit facility of $205,372,000 and an aggregate outstanding balance of $90,000,000. As of December 31, 2015, $115,372,000 remained to be drawn on the secured credit facility.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments following completion of our Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2015, our borrowings were 19.42% of the fair market value of our real estate investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 24, 2016 and December 31, 2015, our leverage did not exceed 300.0% of the value of our net assets.

Cash Flows

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in) operating activities	$3,290	$(1,705)	$—
Net cash used in investing activities	$(374,533)	$(92,513)	$—
Net cash provided by financing activities	$398,811	$97,712	$200

Operating Activities. During the year ended December 31, 2015, net cash provided by operating activities increased $4,995,000 to $3,290,000, as compared to net cash used in operating activities of $1,705,000 for the year ended December 31, 2014. The change was primarily related to the operations of our property acquisitions, partially offset by operating expenses.

Investing Activities. During the year ended December 31, 2015, net cash used in investing activities increased $282,020,000 to $374,533,000, as compared to $92,513,000 for the year ended December 31, 2014. The increase in net cash used in investing activities primarily related to an increase in investments in real estate of $284,923,000 and an increase in capital expenditures of $1,289,000, offset by a decrease in escrow funds of $3,917,000 and a decrease in real estate deposits of $275,000.

Financing Activities. During the year ended December 31, 2015, net cash provided by financing activities was approximately $398,811,000. During the year ended December 31, 2015, net cash provided by financing activities primarily related to proceeds from the issuance of common stock of approximately $401,411,000 and proceeds from our secured credit facility of approximately $92,000,000; offset by $46,611,000 in offering costs related to the issuance of common stock, $39,500,000 in payments on our secured credit facility, $6,379,000 in cash distributions to stockholders, $1,799,000 in payments of deferred financing costs and $311,000 in repurchases of our common stock. During the year ended December 31, 2014, net cash provided by financing activities was approximately $97,712,000.

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

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015		2014
Distributions paid in cash - common stockholders	$6,379		$160
Distributions reinvested (shares issued)	9,643		270

Total distributions	$16,022		$430

Source of distributions:
Cash flows provided by operations (1)	$3,290	21%	$—	—%
Offering proceeds from issuance of common stock (1)	3,089	19%	160	37%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	9,643	60%	270	63%

Total sources	$16,022	100%	$430	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid on Class A shares as of December 31, 2015 were approximately $2,548,000 for common stockholders. These distributions were paid on January 4, 2016.

For the year ended December 31, 2015, we paid and declared distributions of approximately $16,022,000 to Class A stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the year ended December 31, 2015 of approximately $2,286,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to December 31, 2015, see Note 18—“Subsequent Events” to the consolidated financial statements included in this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 10—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

As of December 31, 2015, we had $90,000,000 outstanding under the secured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios. As of December 31, 2015, we believe we were in compliance with all such covenants on the secured credit facility.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—variable rate debt	$—	$65,000	$25,000	$—	$90,000
Interest payments—variable rate debt	1,788	4,064	541	—	6,393
Capital expenditures	2,184	319	—	—	2,503

Total	$3,972	$69,383	$25,541	$—	$98,896

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—“Related-Party Transactions and Arrangements” to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

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

We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income (loss) analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

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

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statement of operations, amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statement of operations and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operation performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net loss attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2015	2014
Net loss attributable to common stockholders	$(4,767)	$(2,294)
Adjustments:
Depreciation and amortization - real estate	7,053	185

FFO attributable to common stockholders	$2,286	$(2,109)

Adjustments:
Acquisition related expenses (1)	$10,250	$1,820
Amortization of above- and below-market leases (2)	(72)	6
Straight-line rents (3)	(2,449)	(13)

MFFO attributable to common stockholders	$10,015	$(296)

Weighted average Class A common shares outstanding - basic and diluted	28,658,495	1,233,715

Net loss per Class A common share - basic and diluted	$(0.17)	$(1.86)

FFO per Class A common share - basic and diluted	$0.08	$(1.71)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

The following is a reconciliation of net loss attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net loss attributable to common stockholders	$(842)	$(1,761)	$(1,885)	$(279)
Adjustments:
Depreciation and amortization - real estate	3,005	2,438	926	684

FFO attributable to common stockholders	$2,163	$677	$(959)	$405

Adjustments:
Acquisition related expenses (1)	$2,963	$3,760	$2,811	$716
Amortization of above- and below-market leases (2)	(48)	(30)	—	6
Straight-line rents (3)	(900)	(802)	(432)	(315)

MFFO attributable to common stockholders	$4,178	$3,605	$1,420	$812

Weighted average Class A common shares outstanding - basic and diluted	43,735,330	34,794,832	24,058,949	11,612,028

Net loss per Class A common share - basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.02)

FFO per Class A common share - basic and diluted	$0.05	$0.02	$(0.04)	$0.03

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

Subsequent Events

For a discussion of subsequent events, see Note 18—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

As of December 31, 2015, we had $90,000,000 of variable rate debt outstanding related to the secured credit facility. As of December 31, 2015, the weighted average interest rate on such debt was 2.63%. As of December 31, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $500,000 per year.

Item 8. Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. Exhibits and Financial Statement Schedules.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2015 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at a reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2016 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedules:

The financial statement schedules are listed in the index of the consolidated financial statements on page F-1 hereof.

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

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF CARTER VALIDUS MISSION CRITICAL REIT II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carter Validus Mission Critical REIT II, Inc.

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and for the period from January 11, 2013 (inception) to December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, and for the period from January 11, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

March 28, 2016

Certified Public Accountants

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate:
Land	$48,882	$14,515
Buildings and improvements, less accumulated depreciation of $5,262 and $133, respectively	361,632	68,100

Total real estate, net	410,514	82,615
Cash and cash equivalents	31,262	3,694
Acquired intangible assets, less accumulated amortization of $2,007 and $58, respectively	54,633	6,442
Other assets	10,321	5,115

Total assets	$506,730	$97,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility	$90,000	$37,500
Accounts payable due to affiliates	741	2,626
Accounts payable and other liabilities	8,244	628
Intangible lease liabilities, less accumulated amortization of $98 and $0, respectively	7,409	7

Total liabilities	106,394	40,761
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 250,000,000 shares authorized; 48,488,734 and 7,110,501 shares issued, respectively; 48,457,191 and 7,110,501 shares outstanding, respectively	485	71
Class T common stock, $0.01 par value per share, 250,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	425,910	60,081
Accumulated deficit	(26,061)	(3,049)

Total stockholders’ equity	400,334	57,103
Noncontrolling interests	2	2

Total equity	400,336	57,105

Total liabilities and stockholders’ equity	$506,730	$97,866

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data and per share amounts)

	Year Ended December 31,		For the Period January 11, 2013 (Date of Inception) to December 31,
	2015	2014	2013
Revenue:
Rental revenue	$19,000	$296	$—
Tenant reimbursement revenue	2,286	41	—

Total revenue	21,286	337	—

Expenses:
Rental expenses	2,836	51	—
General and administrative expenses	2,133	351	—
Acquisition related expenses	10,250	1,820	—
Asset management fees	1,895	72	—
Depreciation and amortization	7,053	185	—

Total expenses	24,167	2,479	—

Loss from operations	(2,881)	(2,142)	—
Interest expense, net	1,886	152	—

Net loss attributable to common stockholders	$(4,767)	$(2,294)	$—

Weighted average number of common shares outstanding:
Class A basic and diluted	28,658,495	1,233,715	—

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.17)	$(1.86)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Class A
	No. of Shares	Par Value
Balance, January 11, 2013 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200	—	200

Balance, December 31, 2013	20,000	$—	$200	$—	$200	$—	$200

Issuance of common stock	7,062,137	71	69,963	—	70,034	—	70,034
Issuance of common stock under the distribution reinvestment plan	28,364	—	270	—	270	—	270
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Commissions on sale of common stock and related dealer manager fees	—	—	(6,476)	—	(6,476)	—	(6,476)
Other offering costs	—	—	(3,887)	—	(3,887)	—	(3,887)
Stock-based compensation	—	—	11	—	11	—	11
Distributions declared to common stockholders	—	—	—	(755)	(755)	—	(755)
Net loss	—	—	—	(2,294)	(2,294)	—	(2,294)

Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$57,103	$2	$57,105

Issuance of common stock	40,361,130	404	401,007	—	401,411	—	401,411
Issuance of common stock under the distribution reinvestment plan	1,014,853	10	9,633	—	9,643	—	9,643
Vesting of restricted common stock	2,250	—	—	—	—	—	—
Commissions on sale of common stock and related dealer manager fees	—	—	(38,163)	—	(38,163)	—	(38,163)
Other offering costs	—	—	(6,371)	—	(6,371)	—	(6,371)
Repurchase of common stock	(31,543)	—	(311)	—	(311)	—	(311)
Stock-based compensation	—	—	34	—	34	—	34
Distributions declared to common stockholders	—	—	—	(18,245)	(18,245)	—	(18,245)
Net loss	—	—	—	(4,767)	(4,767)	—	(4,767)

Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$400,334	$2	$400,336

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		For the Period January 11, 2013 (Date of Inception) to December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(4,767)	$(2,294)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,053	185	—
Amortization of deferred financing costs	721	83	—
Amortization of above-market leases	26	6	—
Amortization of intangible lease liabilities	(98)	—	—
Straight-line rent	(2,449)	(13)	—
Stock-based compensation	34	11	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,915	303	—
Accounts payable due to affiliates	389	102	—
Other assets	(2,534)	(88)	—

Net cash provided by (used in) operating activities	3,290	(1,705)	—

Cash flows from investing activities:
Investment in real estate	(374,164)	(89,241)	—
Capital expenditures	(1,289)	—	—
Escrow funds, net	995	(2,922)	—
Real estate deposits	(75)	(350)	—

Net cash used in investing activities	(374,533)	(92,513)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	401,411	70,034	200
Proceeds from credit facility	92,000	40,393	—
Payments on credit facility	(39,500)	(2,893)	—
Proceeds from noncontrolling interests	—	2	—
Payments of deferred financing costs	(1,799)	(1,825)	—
Repurchases of common stock	(311)	—	—
Offering costs on issuance of common stock	(46,611)	(7,839)	—
Distributions to stockholders	(6,379)	(160)	—

Net cash provided by financing activities	398,811	97,712	200

Net change in cash and cash equivalents	27,568	3,494	200
Cash and cash equivalents - Beginning of period	3,694	200	—

Cash and cash equivalents - End of period	$31,262	$3,694	$200

Supplemental cash flow disclosure:
Interest paid	$1,055	$23	$—
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$9,643	$270	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act (SEC File Number: 333-191706, effective May 29, 2014), or the Registration Statement. The Company has registered for offering two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of December 31, 2015, the Company had accepted investors’ subscriptions for and issued approximately 48,486,000 shares of Class A common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $481,558,000 before selling commissions and dealer manager fees of approximately $44,639,000 and other offering costs of approximately $10,258,000. As of December 31, 2015, the Company had approximately $1,868,442,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, or the Dealer Manager, serves as the dealer manager of the Offering. On August 29, 2014, RCS Capital Corporation, or RCAP, acquired Strategic Capital Management Holdings, LLC, and the Dealer Manager ceased to be under common control with our Advisor. On January 29, 2016, Strategic Capital Management Holdings, LLC was sold by RCAP to Validus/Strategic Capital, LLC, which is owned by substantially similar persons as originally owned Strategic Capital Management Holdings, LLC. As a result of this transaction, the Dealer Manager is an affiliate of our Advisor. The Company believes that there has been no impact to the operations of the Company as a result of these transactions. The Dealer Manager has received and will continue to receive fees for services related to the Offering.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt. As of December 31, 2015, the Company owned 22 real estate investments, consisting of 28 properties, located in 17 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class as follows (amounts in thousands):

		Balances of Major Classes of Assets as of December 31, 2015
Buildings and improvements	15 – 40 years	$354,812
Tenant improvements	Shorter of lease term or expected useful life	$4,344
Furniture, fixtures, and equipment	3 – 10 years	$1,180
Improvements in process	—	$1,296

Allocation of Purchase Price of Real Estate

Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. The Company determined that properties acquired with an existing lease in place and continuous revenue stream are accounted as a business combination and properties acquired without an existing lease in place and without a continuous revenue stream are accounted as an asset acquisition.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as- if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

Acquisition Fees and Expenses

Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

Credit facility—The carrying value of the variable rate secured credit facility approximates fair value as the interest on the secured credit facility is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company’s secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. See Note 7—“Credit Facility.”

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

In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis when the Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus, the Company has discretion in selecting the supplier and has credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2015 and 2014, the Company did not have an allowance for uncollectible tenant receivables.

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

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the years ended December 31, 2015 and 2014, there were 15,750 and 9,000 shares, respectively, of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

Reportable Segments

Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2015 and 2014, the Company operated through two reportable business segments—commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 13—“Segment Reporting” for further discussion on the reportable segments of the Company.

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled net loss; therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Concentration of Credit Risk and Significant Leases

As of December 31, 2015, the Company had cash on deposit in certain financial institutions which were in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of December 31, 2015, the Company owned real estate investments in 17 MSAs, five of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Fort Worth-Arlington, Texas MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, the Boston-Cambridge-Newton, Massachusetts-New Hampshire MSA, the Cincinnati, Ohio-Kentucky-Indiana MSA and the Kansas City, Missouri-Kansas MSA accounted for 21.0%, 18.7%, 12.2%, 10.8%, and 10.3% respectively, of rental revenue for the year ended December 31, 2015.

As of December 31, 2015, the Company had three tenants’ exposure concentrations that accounted for 10.0% or more of rental revenue. The leases with Fort Worth Surgicare Partners, Ltd., the leases with tenants under common control of the guarantor Post Acute Medical, LLC and the lease with New England Sinai Hospital, A Steward Family Hospital, Inc. accounted for 20.5%, 19.1% and 12.2%, respectively, of rental revenue for the year ended December 31, 2015.

Stockholders’ Equity

The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 250,000,000 shares of Class A common stock and 250,000,000 shares of Class T common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The company intends to issue up to $2,250,000,000 in Class A and Class T shares of common stock in its primary offering, and up to $100,000,000 in Class A and Class T shares of common stock pursuant to the DRIP at 95% of the purchase prices per share of Class A and Class T common stock. Other than the different fees with respect to each class and the payment of a distribution and servicing fee out of amounts otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive distributions as may be authorized by the Company’s board of directors, to receive all assets available for distribution to stockholders in accordance with the Maryland General Corporation Law and to all other rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences, preemptive, conversion, exchange, sinking fund or repurchase rights.

The charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of repurchase of each class of stock so issued.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. The Company will limit the number of shares repurchased pursuant to the share repurchase program as follows: during any calendar year, the Company will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the year ended December 31, 2015, the Company received valid repurchase requests related to 31,543 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $311,000 (an average of $9.86 per share). During the year ended December 31, 2014, no Class A shares qualified for repurchase under the share repurchase program.

Distribution Policy and Distributions Payable

The Company qualified and elected to be taxed as a REIT commencing with its taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As of December 31, 2015, the Company paid aggregate distributions, since inception, of approximately $16,452,000 to Class A stockholders ($6,539,000 in cash and $9,913,000 of which were reinvested in shares of Class A common stock pursuant to the DRIP). Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per Class A share of common stock in the amounts of $0.64 and $0.61 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had distributions payable to Class A stockholders of approximately $2,548,000. Of these distributions payable, approximately $1,057,000 was paid in cash and approximately $1,491,000 was reinvested in shares of Class A common stock pursuant to the DRIP on January 4, 2016.

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

Income Taxes

The Company qualified and elected to be taxed as a REIT commencing with its taxable year ending December 31, 2014. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.

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

The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the year ended December 31, 2015. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination will be 2013.

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

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of ASC Subtopic 810-10, Consolidation—Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The adoption of ASU 2015-02 during the first quarter of 2016 will not have a material impact on the Company’s financial position or results of operations, but may result in additional disclosures.

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On August 18, 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Force Meeting (SEC Update), or ASU 2015-15, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company will adopt ASU 2015-03 in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which is approximately $103,000 as of December 31, 2015, exclusive of the Company’s revolving line of credit portion of its credit facility. Debt issuance costs related to the revolving line of credit portion of its credit facility will remain an asset.

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 requires that the acquirer recognize adjustments to the provisional amounts recorded in the reporting period when the adjustments are determined. The effects of adjustments (such as depreciation, amortization, or other income effects) to provisional amounts to periods after the acquisition date are included in the earnings of the current reporting period. The amendment is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 in the first quarter of 2016 will not have a material impact on the Company’s financial position or results of operations.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the year ended December 31, 2015, the Company completed 16 real estate acquisitions, of which 15 were determined to be business combinations and one was determined to be an asset acquisition. See Note 12—“Business Combinations” for further discussion on business combinations. The following table summarizes the consideration transferred for all investments in real estate acquired (amounts in thousands):

Year Ended December 31, 2015
Investments in real estate:
Purchase price of business combinations	$366,430
Purchase price of asset acquisitions	7,734

Total purchase price of assets acquired	$374,164

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company expensed acquisition fees and expenses of approximately $9,852,000 and $1,697,000 for the years ended December 31, 2015 and 2014, respectively. The Company capitalized acquisition fees and expenses of approximately $234,000 and $643,000 for the years ended December 31, 2015 and 2014, respectively. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the years ended December 31, 2015 and 2014, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying consolidated balance sheets, consisted of the following as of December 31, 2015 and 2014 (amounts in thousands, except weighted average life amounts):

	December 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $1,967 and $52, respectively (with a weighted average remaining life of 14.5 years and 14.6 years, respectively)	$53,776	$6,194
Above-market leases, net of accumulated amortization of $32 and $6, respectively (with a weighted average remaining life of 8.4 years and 9.4 years, respectively)	222	248
Ground lease interest, net of accumulated amortization of $9 (with a weighted average remaining life of 67.8 years)	635	—

	$54,633	$6,442

The aggregate weighted average remaining life of the acquired intangible assets was 15.1 years and 14.4 years as of December 31, 2015 and December 31, 2014, respectively.

Amortization expense for the in-place leases and ground leases for the years ended December 31, 2015 and 2014 was $1,924,000 and $52,000, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of the above-market leases for the years ended December 31, 2015 and 2014 was $26,000 and $6,000, respectively, and is reconciled as an adjustment to rental income in the accompanying consolidated statements of operations.

Estimated amortization expense on the acquired intangible assets as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$4,341
2017	4,137
2018	4,132
2019	4,043
2020	3,909
Thereafter	34,071

$54,633

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $804 and $83, respectively	$2,820	$1,742
Real estate escrow deposits	443	350
Restricted cash held in escrow	1,927	2,922
Tenant receivable	2,065	58
Straight-line rent receivable	2,462	13
Prepaid and other assets	604	30

	$10,321	$5,115

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$32,852
2017	33,359
2018	33,909
2019	34,343
2020	34,456
Thereafter	372,312

$541,231

Note 7—Credit Facility

On December 22, 2015, the Operating Partnership amended certain agreements related to the secured credit facility to add certain lenders and to increase the maximum commitments available under the secured credit facility from $180,000,000 to an aggregate of up to $265,000,000, consisting of a $240,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to the Operating Partnership’s right to one, 12-month extension period, and a $25,000,000 term loan, with a maturity date of December 22, 2019, subject to the Operating Partnership’s right to one, 12-month extension period, or the Amendment. The proceeds of loans made under the secured credit facility may be used to finance the acquisitions of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions.

In connection with the Amendment, the annual interest rate payable under the secured credit facility was decreased to, at the Operating Partnership’s option, either: (a) the London Interbank Offered Rate, or the LIBOR, plus an applicable margin ranging from 1.75% to 2.65% (the margin was previously set at a range from 1.75% to 2.75%), which is determined based on the overall leverage of the Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.65% (the margin was previously set at a range from 0.75% to 1.75%), which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2015, the weighted average interest rate was 2.63%.

The actual amount of credit available under the secured credit facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the secured credit facility agreement. The amount of credit available under the secured credit facility will be a maximum principal amount of the value of the assets that are included in the pool availability. The obligations of the Operating Partnership with respect to the secured credit facility agreement are guaranteed by the Company, including but not limited to, the payment of any outstanding indebtedness under the secured credit facility agreement and all terms, conditions and covenants of the secured credit facility agreement, as further discussed below.

The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the secured credit facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. The Company was in compliance with all financial covenant requirements at December 31, 2015.

As of December 31, 2015, the Company had a total pool availability under the secured credit facility of $205,372,000 and an aggregate outstanding balance of $90,000,000. As of December 31, 2015, $115,372,000 remained to be drawn on the secured credit facility.

Note 8—Stock-based Compensation

On May 6, 2014, the Company adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which the Company has the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. The Company authorized and reserved 300,000 shares of its Class A shares for issuance under the Incentive Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

On July 17, 2015, the Company granted 3,000 restricted shares of Class A common stock to each of its independent directors, which were awarded in connection with their re-election to the Company’s board of directors. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share, the per share price of Class A shares sold in the Offering. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2015 and 2014, there was $135,000 and $79,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 3.04 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2015 and 2014, the fair value of the nonvested shares of restricted Class A common stock was $157,500 and $90,000, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2014 and the changes for the year ended December 31, 2015 is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	9,000	$10.00
Vested	(2,250)	$10.00
Granted	9,000	$10.00

December 31, 2015	15,750	$10.00

Stock-based compensation expense for the years ended December 31, 2015 and 2014 was $34,000 and $11,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of operations.

Note 9—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of December 31, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	December 31, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $98 and $0, respectively (with a weighted average remaining life of 14.5 years and 4.8 years, respectively)	$7,409	$7

	$7,409	$7

Estimated amortization of the below-market leases as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$536
2017	536
2018	536
2019	536
2020	536
Thereafter	4,729

$7,409

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 11—Related-Party Transactions and Arrangements

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees, and distribution and servicing fees) will be approximately 1.25% of the gross proceeds. As of December 31, 2015, the Advisor and its affiliates incurred approximately $8,537,000 on the Company’s behalf in offering costs. The Company accrued approximately $250,000 of other organization and offering expenses as of December 31, 2015. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the years ended December 31, 2015 and 2014, the Company incurred approximately $7,486,000 and $1,833,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment. For the years ended December 31, 2015 and 2014, the Advisor incurred approximately $25,000 and $11,000, respectively, in acquisition expenses on the Company’s behalf.

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

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the Advisory Agreement without cause; and (c) the Advisor pursuant to the Advisory Agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the Advisory Agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the Advisory Agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the years ended December 31, 2015 and 2014, the Company incurred approximately $1,895,000 and $72,000, respectively, in asset management fees. As of December 31, 2015 and 2014, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the years ended December 31, 2015 and 2014, the Company incurred approximately $538,000 and $9,000, respectively, in property management fees to the Property Manager. For the years ended December 31, 2015 and 2014, the Company did not incur any leasing commissions to the Property Manager.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the years ended December 31, 2015 and 2014, the Advisor allocated approximately $830,000 and $288,000, respectively, in operating expenses to the Company. For the year ended December 31, 2014, the Advisor waived approximately $236,000 of its operating expenses incurred on behalf of the Company, without recourse. The operating expenses waived by the Advisor consisted of general and administrative expenses, including payroll-related expenses.

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. For the years ended December 31, 2015 and 2014, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. For the years ended December 31, 2015 and 2014, the Company did not incur any subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. For the years ended December 31, 2015 and 2014, the Company did not incur any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the years ended December 31, 2015 and 2014, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares; provided, however that the dealer manager fee the Company pays on the Class T shares may be changed in the future. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the years ended December 31, 2015 and 2014, the Company incurred approximately $38,163,000 and $6,476,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.

The Company will pay the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share (or, once reported, the net asset value per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) fourth anniversary of the last day of the fiscal year in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee will be paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution and servicing fee with respect to Class A shares. For the years ended December 31, 2015 and 2014, the Company did not incur any distribution and servicing fees to the Dealer Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of December 31, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	December 31, 2015	December 31, 2014
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$290	$66
Carter Validus Real Estate Management Services II, LLC	Property management fees	101	3
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	—	15
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	96	14
Carter Validus Advisors II, LLC and its affiliates	Offering costs	250	2,524
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	4	4

		$741	$2,626

Note 12—Business Combinations

During the year ended December 31, 2015, the Company completed the acquisition of 100% of the interests in 15 real estate investments (three data centers and 12 healthcare) that were determined to be business combinations, comprised of 24 buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $366,430,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations during the year ended December 31, 2015:

Property Description	Date Acquired	Ownership Percentage
Winter Haven Healthcare Facility	01/27/2015	100%
Heartland Rehabilitation Hospital	02/17/2015	100%
Clarion IMF	06/01/2015	100%
Post Acute Webster Rehabilitation Hospital	06/05/2015	100%
Eagan Data Center	06/29/2015	100%
Houston Surgical Hospital and LTACH	06/30/2015	100%
Kentucky Maine Ohio IMF Portfolio	07/22/2015	100%
Reading Surgical Hospital	07/24/2015	100%
Post Acute Warm Springs Specialty Hospital of Luling	07/30/2015	100%
Minnetonka Data Center	08/28/2015	100%
Nebraska Healthcare Facility	10/14/2015	100%
Heritage Park Portfolio	11/20/2015	100%
Baylor Surgery Center at Fort Worth	12/23/2015	100%
HPI Portfolio	12/29/2015	100%
Waco Data Center	12/30/2015	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying consolidated statement of operations for year ended December 31, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2015, the Company recorded $12,914,000 in revenues and a net loss of $5,024,000 for its business combination acquisitions.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the year ended December 31, 2015 (amounts in thousands):

Total
Land	$33,844
Buildings and improvements plus furniture, fixtures and equipment	287,020
In-place leases	48,708
Tenant improvements	3,714
Ground leasehold assets	644

Total assets acquired	373,930

Below-market leases	(7,500)

Net assets acquired	$366,430

Assuming the business combinations described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, unaudited):

	Year Ended December 31,
	2015	2014
Pro forma basis:
Revenues	$38,506	$23,518
Net income attributable to common stockholders	$12,162	$8,481
Net income per common share attributable to common stockholders:
Class A basic and diluted	$0.26	$0.36

The pro forma information for the years ended December 31, 2015 and 2014 was adjusted to exclude approximately $9,852,000 and $1,697,000, respectively, of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 13—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the years ended December 31, 2015 and 2014.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest expense. The Company believes that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.

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

Summary information for the reportable segments during the years ended December 31, 2015 and 2014, is as follows (amounts in thousands):

	Data Centers	Healthcare	Year Ended December 31, 2015
Revenue:
Rental and tenant reimbursement revenue	$1,618	$19,668	$21,286
Expenses:
Rental expenses	(301)	(2,535)	(2,836)

Segment net operating income	$1,317	$17,133	18,450

Expenses:
General and administrative expenses			(2,133)
Acquisition related expenses			(10,250)
Asset management fees			(1,895)
Depreciation and amortization			(7,053)

Loss from operations			(2,881)
Interest expense, net			(1,886)

Net loss attributable to common stockholders			$(4,767)

	Data Centers	Healthcare	Year Ended December 31, 2014
Revenue:
Rental and tenant reimbursement revenue	$—	$337	$337
Expenses:
Rental expenses	—	(51)	(51)

Segment net operating income	$—	$286	286

Expenses:
General and administrative expenses			(351)
Acquisition related expenses			(1,820)
Asset management fees			(72)
Depreciation and amortization			(185)

Loss from operations			(2,142)
Interest expense, net			(152)

Net loss attributable to common stockholders			$(2,294)

Assets by each reportable segment as of December 31, 2015 and December 31, 2014 are as follows (amounts in thousands):

	December 31, 2015	December 31, 2014
Assets by segment:
Data centers	$44,207	$—
Healthcare	427,878	92,052
All other	34,645	5,814

Total assets	$506,730	$97,866

Capital additions and acquisitions by reportable segments for the year ended December 31, 2015 and 2014 are as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014
Capital additions and acquisitions by segment:
Data centers	$43,815	$—
Healthcare	331,853	89,241

Total capital additions and acquisitions	$375,668	$89,241

Note 14—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of December 31, 2015 and December 31, 2014, were comprised of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$2,283	$219
Accrued interest expense	221	47
Accrued property taxes	505	6
Distributions payable to stockholders	2,548	325
Tenant deposits	1,848	—
Deferred rental income	839	31

	$8,244	$628

Note 15—Income Taxes

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
Character of Distributions:	2015	2014
Ordinary dividends	33.81%	—%
Nontaxable distributions	66.19%	100.00%

Total	100.00%	100.00%

The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise taxes on undistributed income. Texas, Massachusetts, and Cincinnati, Ohio, are the major state and local tax jurisdictions for the Company. The earliest tax year subject to examination is 2014.

The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2015 and 2014.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2015, the Company had not recognized any interest expense or penalties related to unrecognized tax benefits.

The Protecting Americans from Tax Hikes Act, or the PATH Act, was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. The Company expects that the changes will not materially affect its operations, but will continue to monitor as regulatory guidance is issued.

Note 16—Economic Dependency

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

Note 17—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$9,025	$6,884	$3,067	$2,310
Expenses	(9,184)	(8,103)	(4,661)	(2,219)

(Loss) income from operations	(159)	(1,219)	(1,594)	91
Interest expense, net	(683)	(542)	(291)	(370)

Net loss attributable to common stockholders	$(842)	$(1,761)	$(1,885)	$(279)

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.02)

Weighted average number of common shares outstanding:
Class A basic and diluted	43,735,330	34,794,832	24,058,949	11,612,028

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$272	$65	$—	$—
Expenses	(1,931)	(493)	(55)	—

Loss from operations	(1,659)	(428)	(55)	—
Interest expense, net	(98)	(54)	—	—

Net loss attributable to common stockholders	$(1,757)	$(482)	$(55)	$—

Net loss per common share attributable to common stockholders:
Class A basic and diluted	$(0.42)	$(0.72)	$(2.75)	$—

Weighted average number of common shares outstanding:
Class A basic and diluted	4,183,857	671,425	20,000	—

Note 18—Subsequent Events

Distributions to Stockholders Paid

On January 4, 2016, the Company paid aggregate distributions of approximately $2,548,000 to Class A stockholders ($1,057,000 in cash and $1,491,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, the Company paid aggregate distributions of approximately $2,719,000 to Class A stockholders ($1,143,000 in cash and $1,576,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016. On February 1, 2016, the Company paid aggregate distributions of approximately $5,000 to Class T stockholders ($1,000 in cash and $4,000 in shares of the Company’s Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 21, 2016 through January 31, 2016. On March 1, 2016, the Company paid aggregate distributions of approximately $2,676,000 to Class A stockholders ($1,145,000 in cash and $1,531,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016. On March 1, 2016, the Company paid aggregate distributions of approximately $37,000 to Class T stockholders ($12,000 in cash and $25,000 in shares of the Company’s Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016.

Distributions Declared

Class A

On February 25, 2016, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 1, 2016 and ending on May 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001748634 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in March 2016, April 2016 and May 2016 will be paid in April 2016, May 2016 and June 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class T

On January 20, 2016, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on January 21, 2016 and ending February 29, 2016. The distributions for the period beginning on January 21, 2016 and ending on February 29, 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001487049 per share of Class T common stock, assuming a purchase price of $9.574 per share. On February 25, 2016, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on March 1, 2016 and ending May 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001487049 per share of Class T common stock, assuming a purchase price of $9.574 per share. The distributions declared for each record date in January 2016, February 2016, March 2016, April 2016 and May 2016 will be paid in February 2016, March 2016, April 2016, May 2016 and June 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of March 24, 2016, the Company had accepted investors’ subscriptions for and issued approximately 55,752,000 shares of Class A common stock and 2,119,000 shares of Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $553,473,000 and $20,283,000, respectively, including shares of its common stock issued pursuant to its DRIP. As of March 24, 2016, the Company had approximately $1,776,244,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Acquisitions

The following table summarizes properties acquired subsequent to December 31, 2015 and through March 24, 2016:

Property (1)	Date Acquired	Purchase Price (2)	Ownership
HPI—Edmond	01/20/2016	$4,400,000	100%
HPI—Oklahoma City III	01/27/2016	$3,000,000	100%
HPI—Oklahoma City IV	01/27/2016	$1,700,000	100%
Alpharetta Data Center III	02/02/2016	$15,750,000	100%
Flint Data Center	02/02/2016	$8,500,000	100%
HPI—Newcastle	02/03/2016	$1,750,000	100%
HPI—Oklahoma City V	02/11/2016	$15,000,000	100%
Vibra Rehabilitation Hospital	03/01/2016	$9,466,287	100%
HPI—Oklahoma City VI	03/07/2016	$5,050,000	100%

(1)	Each of the properties is leased to a single tenant.

(2)	The property acquisitions were funded using net proceeds from the Offering and the secured credit facility. With respect to each acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2015

(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2015 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$105	$762	$3,075	$3,837	$141	1993		07/31/2014
Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	11	356	3,178	3,534	115	2001		10/29/2014
Winston-Salem, NC IMF	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	152	2004		12/17/2014
New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,977	1,193	4,049	21,170	25,219	538	1967/1973	(d)	12/23/2014
Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	973	2014		12/31/2014
Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	163	367	1,750	2,117	73	2014		12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—		—	2,805	—	—	2,805	2,805	75	2009		01/27/2015
Heartland Rehabilitation Hospital	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	473	2014		02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	—	524	6,422	6,946	116	2000	(e)	04/01/2015
Clarion IMF	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	98	2012		06/01/2015
Post Acute Webster Rehabilitation Hospital	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	286	2015		06/05/2015
Eagan Data Center	Eagan, MN	—		768	5,037	—	768	5,037	5,805	84	1998	(f)	06/29/2015
Houston Surgical Hospital and LTACH	Houston, TX	—	(a)	8,329	36,297	—	8,329	36,297	44,626	550	1950	(g)	06/30/2015
KMO IMF - Cincinnati I	Cincinnati, OH	—	(a)	1,812	24,382	42	1,812	24,424	26,236	335	1959	(h)	07/22/2015
KMO IMF - Cincinnati II	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	125	2014		07/22/2015
KMO IMF - Florence	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	120	2014		07/22/2015
KMO IMF - Augusta	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	187	2010		07/22/2015
KMO IMF - Oakland	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	76	2003		07/22/2015
Reading Surgical Hospital	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	250	2007		07/24/2015
Post Acute Warm Springs Specialty Hospital of Luling	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	93	2002		07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	—	2,085	15,099	17,184	198	1985		08/28/2015
Nebraska Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	54	2014		10/14/2015
Heritage Park - Sherman I	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	78	2005	(i)	11/20/2015
Heritage Park - Sherman II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	11	2005		11/20/2015
Baylor Surgery Center at Fort Worth	Fort Worth, TX	—		3,120	9,312	—	3,120	9,312	12,432	10	1998	(j)	12/23/2015
HPI - Oklahoma City I	Oklahoma City, OK	—		4,626	30,509	—	4,626	30,509	35,135	34	1985	(k)	12/29/2015
HPI - Oklahoma City II	Oklahoma City, OK	—		991	8,366	—	991	8,366	9,357	9	1994	(l)	12/29/2015
Waco Data Center	Waco, TX	—		873	8,233	—	873	8,233	9,106	8	1956	(m)	12/30/2015

		$—		$48,882	$365,376	$1,518	$48,882	$366,894	$415,776	$5,262

(a)	Property collateralized under the secured credit facility. As of December 31, 2015, 22 commercial properties were collateralized under the secured credit facility and the Company had $90,000,000 outstanding thereunder.
(b)	The aggregated cost for federal income tax purposes is approximately $419,919,000.
(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.
(d)	The New England Sinai Medical Center consists of two buildings and was renovated beginning in 1997.
(e)	The Indianapolis Data Center was renovated in 2014.
(f)	The Eagan Data Center was renovated in 2015.
(g)	The Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(h)	The KMO IMF - Cincinnati I was renovated in 1970 and 2013.
(i)	The Heritage Park - Sherman I was renovated in 2010.
(j)	The Baylor Surgery Center at Fort Worth was renovated in 2007 and 2015.
(k)	The HPI - Oklahoma City I was renovated in 1998 and 2003.
(l)	The HPI - Oklahoma City II was renovated in 1999.
(m)	The Waco Data Center was renovated in 2009.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(CONTINUED)

December 31, 2015

(in thousands)

	2015	2014
Real Estate
Balance at beginning of year	$82,748	$—
Additions:
Acquisitions	331,524	82,734
Improvements	1,504	14

Balance at end of year	$415,776	$82,748

Accumulated Depreciation
Balance at beginning of year	$(133)	$—
Depreciation	(5,129)	(133)

Balance at end of year	$(5,262)	$(133)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: March 28, 2016	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 28, 2016
John E. Carter	Chairman of Board of Directors
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 28, 2016
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ DAVID BRIGHTWELL	Director	March 28, 2016
David Brightwell

/s/ JONATHAN KUCHIN	Director	March 28, 2016
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 28, 2016
Randall Greene

/s/ RONALD RAYEVICH	Director	March 28, 2016
Ronald Rayevich

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on December 29, 2015 (File No. 333-191706)).

4.2	Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus included as Appendix B to the prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on December 29, 2015 (File No. 333-191706)).

4.3	Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

4.4	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on October 13, 2015, and incorporated herein by reference).

4.5	Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on December 29, 2015 (File No. 333-191706)).

10.1	Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.2	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.3	Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC, dated June 10, 2014 (included as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.4	Management Agreement, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 19, 2014 (included as Exhibit 10.3 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 20, 2014, and incorporated herein by reference).

10.5	Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated June 10, 2014 (included as Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.6	Credit Agreement by and among Carter Validus Operating Partnership II, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book runner, dated July 31, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.7	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.8	Indemnity Agreement Regarding Hazardous Materials by and among Carter Validus Operating Partnership II, LP, Carter Validus Mission Critical REIT II, Inc., and HC-11250 Fallbrook Drive, LLC for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.9	Deed of Trust, Security Agreement and Assignment of Leases and Rents from HC-11250 Fallbrook Drive, LLC, as guarantor, to Hugh C. Talton, II, as trustee, for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.10	Assignment of Leases and Rents by HC-11250 Fallbrook Drive, LLC to KeyBank National Association, dated July 31, 2014. (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.11	Swing Loan Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.12	Revolving Credit Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.13	Contribution Agreement by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and the other guarantors as identified therein, dated July 31, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.14	Purchase Agreement, dated June 5, 2014, between Cy-Fair Surgical Properties, LTD and Carter Validus Properties, LLC (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.15	First Amendment to Purchase Agreement, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.16	Second Amendment to Purchase Agreement, dated July 23, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014 and incorporated herein by reference).

10.17	Assignment of Purchase Agreement, dated June 26, 2014, between Carter Validus Properties, LLC, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.18	Assignment and Assumption of Leases, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.19	First Amended and Restated Credit Agreement by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, Capital One, National Association and SunTrust Bank, as Co-Syndication Agents and KeyBanc Capital Markets, Inc., Capital One, National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners, dated December 17, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.20	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.21	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.22	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.23	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.24	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.25	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 17, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.26	Amended and Restated Swing Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.27	First Amended and Restated Contribution Agreement by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement, dated December 17, 2014 (included as Exhibit 10.9 to the Registrant’s Current Report Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.28	First Amended and Restated Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association dated December 17, 2014 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.29	Collateral Assignment of Interests by Carter Validus Operating Partnership II, LP, the Assignor, to KeyBank National Association, as Agent, dated December 17, 2014 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.30	Joinder Agreement by HCII-150 YORK STREET, LLC to KeyBank National Association, as Agent, dated December 23, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 30, 2014, and incorporated herein by reference).

10.31	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.32	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.33	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.34	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.35	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.36	Purchase Agreement, dated August 29, 2014, by and between Winter Haven Capital Center, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.37	Assignment of Purchase Agreement, dated January 27, 2015, by and between Carter Validus Properties II, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.38	Assignment and Assumption of Lease, dated January 27, 2015, by and between Winter Haven Capital Center, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.39	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.40	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.41	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.42	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.43	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.44	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.45	Joinder Agreement, dated April 1, 2015, by DCII-MERRILL STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 7, 2015, and incorporated herein by reference).

10.46	Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.47	First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

10.48	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.49	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.50	Purchase Agreement, dated April 30, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.51	Amendment to Purchase Agreement, dated May 8, 2014, by and between Webster Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.52	Assignment of Purchase Agreement, dated October 13, 2014, by and between Webster Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.53	Assignment of Purchase Agreement, dated June 5, 2015, by and between Carter Validus Properties II, LLC and HCII-110 EAST MEDICAL CENTER BLVD., LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.54	Joinder Agreement, dated June 12, 2015, by HCII-110 EAST MEDICAL CENTER BLVD., LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 16, 2015, and incorporated herein by reference).

10.55	Joinder Agreement, dated July 22, 2015, by HCII-15 ENTERPRISE DRIVE, LLC, HCII-68 CAVALIER BOULEVARD, LLC, HCII-107 FIRST PARK DRIVE, LLC, HCII-3590 LUCILLE DRIVE, LLC, HCII-237 WILLIAM HOWARD TAFT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.56	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.57	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.58	Joinder Agreement, dated August 19, 2015, by HCII-200 MEMORIAL DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 21, 2015, and incorporated herein by reference).

10.59	Joinder Agreement, dated August 28, 2015, by DCII-5400-5510 FELTL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.60	Joinder Agreement, dated August 31, 2015, by HCII-2001 HERMANN DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.61	Joinder Agreement by HCII-131 PAPILLION PARKWAY, LLC to KeyBank National Association, as Agent, dated October 14, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 20, 2015 and incorporated herein by reference).

10.62	Second Amended and Restated Credit Agreement by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, and SunTrust Bank, as Syndication Agent and KeyBanc Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners and Capital One, National Association and Texas Capital Bank, N.A., as Co-Documentation Agents, dated December 22, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.63	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.64	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.65	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.66	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.67	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.68	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.69	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.70	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.71	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to USAmeribank, the Payee, dated December 22, 2015 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.72	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.73	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.74	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.75	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.76	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.77	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.78	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.79	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.80	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to USAmeribank, the Payee, dated December 22, 2015 (included as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.81	Second Amended and Restated Contribution Agreement by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement, dated December 22, 2015 (included as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.82	Second Amended and Restated Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association dated December 22, 2015 (included as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.83	Amendment to Collateral Assignment of Interests by Carter Validus Operating Partnership II, LP, the Assignor, to KeyBank National Association, as Agent, dated December 22, 2015 (included as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.84	First Amendment to the Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated December 28, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 30, 2015 and incorporated herein by reference).

21.1	List of subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on May 9, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.