Form 10-Q
period 2016-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2016-05-12
CIK 1567925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting	Smaller reporting company	☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2016, there were approximately 62,822,000 shares of Class A and Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
Real estate:
Land	$58,741	$ 48,882
Buildings and improvements, less accumulated depreciation of $7,955 and $5,262, respectively	419,863	361,632
Construction in progress	8,520	—

Total real estate, net	487,124	410,514
Cash and cash equivalents	50,964	31,262
Acquired intangible assets, less accumulated amortization of $3,189 and $2,007, respectively	59,620	54,633
Other assets	12,270	10,218

Total assets	$609,978	$ 506,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $98 and $103, respectively	$109,902	$ 89,897
Accounts payable due to affiliates	875	741
Accounts payable and other liabilities	9,369	8,244
Intangible lease liabilities, less accumulated amortization of $232 and $98, respectively	7,275	7,409

Total liabilities	127,421	106,291
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 58,516,023 and 48,488,734 shares issued, respectively; 58,448,510 and 48,457,191 shares outstanding, respectively	585	485
Additional paid-in capital	514,919	425,910
Accumulated deficit	(32,949)	(26,061)

Total stockholders’ equity	482,555	400,334
Noncontrolling interests	2	2

Total equity	482,557	400,336

Total liabilities and stockholders’ equity	$609,978	$ 506,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental revenue	$10,021	$ 2,223
Tenant reimbursement revenue	1,403	87

Total revenue	11,424	2,310

Expenses:
Rental expenses	1,684	135
General and administrative expenses	765	479
Acquisition related expenses	1,665	716
Asset management fees	955	205
Depreciation and amortization	3,866	684

Total expenses	8,935	2,219

Income from operations	2,489	91
Interest expense, net	879	370

Net income (loss) attributable to common stockholders	$1,610	$ (279)

Weighted average number of common shares outstanding:
Basic	53,666,785	11,612,028

Diluted	53,679,723	11,612,028

Net income (loss) per common share attributable to common stockholders:
Basic	$0.03	$ (0.02)

Diluted	$0.03	$ (0.02)

Distributions declared per common share	$0.16	$ 0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$400,334	$2	$ 400,336
Issuance of common stock	9,540,188	95	93,773	—	93,868	—	93,868
Issuance of common stock under the distribution reinvestment plan	487,101	5	4,621	—	4,626	—	4,626
Commissions on sale of common stock and related dealer manager fees	—	—	(8,004)	—	(8,004)	—	(8,004)
Distribution and servicing fees	—	—	(22)	—	(22)	—	(22)
Other offering costs	—	—	(1,032)	—	(1,032)	—	(1,032)
Repurchase of common stock	(35,970)	—	(338)	—	(338)	—	(338)
Stock-based compensation	—	—	11	—	11	—	11
Distributions declared to common stockholders	—	—	—	(8,498)	(8,498)	—	(8,498)
Net income	—	—	—	1,610	1,610	—	1,610

Balance, March 31, 2016	58,448,510	$585	$514,919	$(32,949)	$482,555	$2	$ 482,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,610	$ (279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,866	684
Amortization of deferred financing costs	202	132
Amortization of above-market leases	9	6
Amortization of intangible lease liabilities	(134)	—
Straight-line rent	(1,166)	(315)
Stock-based compensation	11	6
Changes in operating assets and liabilities:
Accounts payable and other liabilities	891	1,337
Accounts payable due to affiliates	97	294
Other assets	(755)	(278)

Net cash provided by operating activities	4,631	1,587

Cash flows from investing activities:
Investment in real estate	(85,403)	(28,383)
Capital expenditures	(247)	(12)
Escrow funds, net	230	(2)
Real estate deposits	(400)	—

Net cash used in investing activities	(85,820)	(28,397)

Cash flows from financing activities:
Proceeds from issuance of common stock	93,868	103,191
Proceeds from credit facility	20,000	2,000
Payments on credit facility	—	(39,500)
Payments of deferred financing costs	(206)	(112)
Repurchases of common stock	(338)	—
Offering costs on issuance of common stock	(9,074)	(12,070)
Distributions to stockholders	(3,359)	(534)

Net cash provided by financing activities	100,891	52,975

Net change in cash and cash equivalents	19,702	26,165
Cash and cash equivalents - Beginning of period	31,262	3,694

Cash and cash equivalents - End of period	$50,964	$ 29,859

Supplemental cash flow disclosure:
Interest paid	$595	$ 157
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$4,626	$ 776

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2016

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

The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. The Company has registered for offering shares of Class A common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum primary offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of March 31, 2016, the Company had accepted investors’ subscriptions for and issued approximately 58,514,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $580,052,000, before selling commissions and dealer manager fees of approximately $52,643,000, distribution and servicing fees of approximately $22,000 and other offering costs of approximately $11,290,000. As of March 31, 2016, the Company had approximately $1,769,948,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offering. The Dealer Manager has received and will continue to receive fees for services related to the Offering.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related debt. The Company expects real estate-related debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized debt. As of March 31, 2016, the Company owned 26 real estate investments, consisting of 38 properties, located in 21 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2016, the Company adopted Accounting Standards Update, or ASU, ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Operating Partnership meets the criteria as a VIE, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole asset is its investment in the Operating Partnership, and consequently, all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.

Use of Estimates

The preparation of the condensed consolidated financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Leases

As of March 31, 2016, the Company had cash on deposit in certain financial institutions which were in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of March 31, 2016, the Company owned real estate investments in 21 MSAs and one µSA, four MSAs of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA, the Oklahoma City, Oklahoma MSA, and the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 15.7%, 12.8%, 11.6%, and 10.4%, respectively, of rental revenue for the three months ended March 31, 2016.

As of March 31, 2016, the Company had one tenant’s exposure concentration that accounted for 10.0% or more of rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC accounted for 13.6% of rental revenue for the three months ended March 31, 2016.

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

On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company’s credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company’s secured credit facility are presented in the balance sheet as an asset, which is included in other assets on the condensed consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $103,000 in other assets and credit facility on the condensed consolidated balance sheet as of December 31, 2015.

Comprehensive Income (Loss)

For the periods presented, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. During the three months ended March 31, 2016, the Company received valid repurchase requests related to 35,970 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $338,000 (an average of $9.40 per share). During the three months ended March 31, 2016 and 2015, no Class T shares qualified for repurchase under the share repurchase program. During the three months ended March 31, 2015, no Class A shares qualified for repurchase under the share repurchase program.

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2016, diluted earnings per share reflected the effect of approximately 13,000 of non-vested shares of restricted common stock that were outstanding as of such period. During the three months ended March 31, 2015, there were 9,000 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), or ASU 2016-08, which improves the implementation guidance on principal versus agent considerations. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date of this update is the same as the effective date of ASU 2015-14. The Company is in the process of evaluating the impact ASU 2016-08 will have on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the three months ended March 31, 2016, the Company completed five real estate acquisitions, of which three were determined to be business combinations and two were determined to be asset acquisitions. See Note 4—“Business Combinations” for further discussion of business combinations. The following table summarizes the consideration transferred for all investments in real estate acquired during the three months ended March 31, 2016 (amounts in thousands):

Three Months Ended
March 31, 2016
Investments in real estate:
Purchase price of business combinations	$ 55,150
Purchase price of asset acquisitions	30,253

Total purchase price of real estate investments acquired	$ 85,403

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of income (loss). Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company expensed acquisition fees and expenses of approximately $1,529,000 and $622,000 for the three months ended March 31, 2016 and 2015, respectively. The Company capitalized acquisition fees and expenses of approximately $1,387,000 for the three months ended March 31, 2016. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three months ended March 31, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company’s acquisitions during such period.

Note 4—Business Combinations

During the three months ended March 31, 2016, the Company completed the acquisition of 100% of the interests in three real estate investments, consisting of eight properties (two data centers and six healthcare properties) that were determined to be business combinations, comprised of eight buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $55,150,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations during the three months ended March 31, 2016:

	Date	Ownership
Property Description	Acquired	Percentage
HPI — Edmond	01/20/2016	100%
HPI — Oklahoma City III	01/27/2016	100%
HPI — Oklahoma City IV	01/27/2016	100%
Alpharetta Data Center III	02/02/2016	100%
Flint Data Center	02/02/2016	100%
HPI — Newcastle	02/03/2016	100%
HPI — Oklahoma City V	02/11/2016	100%
HPI — Oklahoma City VI	03/07/2016	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statement of income for three months ended March 31, 2016 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2016, the Company recorded $713,000 in revenues and a net loss of $1,212,000 for its business combination acquisitions.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the three months ended March 31, 2016 (amounts in thousands):

Total
Land	$ 6,970
Buildings and improvements	40,684
In-place leases	6,170
Tenant improvements	1,326

Total assets acquired	$ 55,150

Assuming the business combinations described above had occurred on January 1, 2015, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, unaudited):

	Three Months Ended March 31,
	2016	2015
Pro forma basis:
Revenues	$11,855	$ 9,541
Net income attributable to common stockholders	$3,798	$ 3,286
Net income per common share attributable to common stockholders:
Basic	$0.07	$ 0.06
Diluted	$0.07	$ 0.06

The pro forma information for the three months ended March 31, 2016 and 2015 was adjusted to exclude approximately $1,529,000 and $622,000, respectively, of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.

Note 5—Acquired Intangible Assets, Net

Acquired intangible assets, net, consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	March 31, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $3,139 and $1,967, respectively (with a weighted average remaining life of 13.9 years and 14.5 years, respectively)	$58,772	$ 53,776
Above-market leases, net of accumulated amortization of $39 and $32, respectively (with a weighted average remaining life of 8.2 years and 8.4 years, respectively)	215	222
Ground lease interest, net of accumulated amortization of $11 and $9, respectively (with a weighted average remaining life of 67.6 years and 67.8 years, respectively)	633	635

	$59,620	$ 54,633

The aggregate weighted average remaining life of the acquired intangible assets was 14.4 years and 15.1 years as of March 31, 2016 and December 31, 2015, respectively.

Note 6—Other Assets

Other assets consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $999 and $802, respectively	$2,726	$ 2,717
Real estate escrow deposits	843	443
Restricted cash held in escrow	1,697	1,927
Tenant receivable	2,566	2,065
Straight-line rent receivable	3,628	2,462
Prepaid and other assets	810	604

	$12,270	$ 10,218

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investments in real estate assets under non-cancelable operating leases for the nine months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2016	$ 27,647
2017	37,361
2018	37,996
2019	38,403
2020	37,327
Thereafter	395,572

$ 574,306

Note 8—Credit Facility

Significant activity regarding the secured credit facility since December 31, 2015 includes:

•	During the three months ended March 31, 2016, the Company made a draw of $20,000,000 on the secured credit facility.

•	During the three months ended March 31, 2016, the Company increased the borrowing base availability under the secured credit facility by $57,555,000 by adding nine properties to the aggregate pool availability.

•	As of March 31, 2016, the Company had a total pool availability under the secured credit facility of $248,162,000 and an aggregate outstanding principal balance of $110,000,000. As of March 31, 2016, $138,162,000 remained to be drawn on the secured credit facility.

Note 9—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	March 31, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $232 and $98, respectively (with a weighted average remaining life of 14.3 years and 14.5 years, respectively)	$7,275	$ 7,409

	$7,275	$ 7,409

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 11—Related-Party Transactions and Arrangements

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross proceeds. As of March 31, 2016, the Advisor and its affiliates incurred approximately $9,206,000 on the Company’s behalf in offering costs. The Company accrued approximately $287,000 of other organization and offering expenses as of March 31, 2016. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2016 and 2015, the Company incurred approximately $2,233,000 and $568,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.

The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. The Advisor may, in its sole discretion, choose to take any monthly asset management fee in the form of subordinated restricted Class B Units of the Operating Partnership. In the event the Advisor chooses to be compensated in Class B Units, then the Operating Partnership will, within 30 days after the end of the applicable month (subject to the approval of the board of directors), issue a number of restricted Class B Units to the Advisor equal to: (i) the cost of assets multiplied by 0.0625% (or the lower of the cost of assets and the applicable net asset value, or NAV, multiplied by 0.0625%, once the Company begins calculating NAV) divided by (ii) the value of one share of common stock as of the last day of such calendar month, which will be the offering price, less selling commissions and dealer manager fees, until such time as the Company calculates NAV, when it will then be the per share NAV for common shares. The Advisor will be entitled to receive certain distributions of net sales proceeds on the vested and unvested Class B Units it receives in connection with its assets management services at the same rate as distributions received on the Company’s common stock. Such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable.

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended March 31, 2016 and 2015, the Company incurred approximately $955,000 and $205,000, respectively, in asset management fees. As of March 31, 2016 and 2015, the Company did not issue any Class B Units.

In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2016 and 2015, the Company incurred approximately $298,000 and $60,000, respectively, in property management fees to the Property Manager. For the three months ended March 31, 2016 and 2015, the Company did not incur any leasing commissions to the Property Manager.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended March 31, 2016 and 2015, the Advisor allocated approximately $278,000 and $163,000, respectively, in operating expenses to the Company, which are included as part of general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. For the three months ended March 31, 2016 and 2015, the Company did not incur any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. For the three months ended March 31, 2016 and 2015, the Company did not incur any subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. For the three months ended March 31, 2016 and 2015, the Company did not incur any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the three months ended March 31, 2016 and 2015, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.

The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended March 31, 2016 and 2015, the Company incurred approximately $8,004,000 and $9,889,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.

The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share (or, once reported, the NAV per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) the fourth anniversary of the last day of the fiscal year in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee will be paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution and servicing fee with respect to Class A shares. For the three months ended March 31, 2016, the Company incurred approximately $22,000 for distribution and servicing fees to the Dealer Manager. For the three months ended March 31, 2015, the Company did not incur distribution and servicing fees to the Dealer Manager because it had not sold any Class T shares.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	March 31, 2016	December 31, 2015
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$363	$ 290
Carter Validus Real Estate Management Services II, LLC	Property management fees	107	101
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	112	96
Carter Validus Advisors II, LLC and its affiliates	Offering costs	287	250
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	6	4

		$875	$ 741

Note 12—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2016 and 2015.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest expense, net. The Company believes that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

General and administrative expenses, acquisition related expenses, asset management fees, depreciation and amortization and interest expense, net are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company’s secured credit facility and other assets not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2016
Revenue:
Rental and tenant reimbursement revenue	$1,537	$9,887	$ 11,424
Expenses:
Rental expenses	(254)	(1,430)	(1,684)

Segment net operating income	$1,283	$8,457	9,740

Expenses:
General and administrative expenses			(765)
Acquisition related expenses			(1,665)
Asset management fees			(955)
Depreciation and amortization			(3,866)

Income from operations			2,489
Interest expense, net			(879)

Net income attributable to common stockholders			$ 1,610

	Data Centers	Healthcare	Three Months Ended March 31, 2015
Revenue:
Rental and tenant reimbursement revenue	$—	$2,310	$ 2,310
Expenses:
Rental expenses	—	(135)	(135)

Segment net operating income	$—	$2,175	2,175

Expenses:
General and administrative expenses			(479)
Acquisition related expenses			(716)
Asset management fees			(205)
Depreciation and amortization			(684)

Income from operations			91
Interest expense, net			(370)

Net loss attributable to common stockholders			$ (279)

Assets by each reportable segment as of March 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Assets by segment:
Data centers	$88,048	$ 44,207
Healthcare	467,367	427,878
All other	54,563	34,542

Total assets	$609,978	$ 506,627

Capital additions and acquisitions by reportable segments for the three months ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$44,161	$ —
Healthcare	41,489	28,395

Total capital additions and acquisitions	$85,650	$ 28,395

Note 13—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of March 31, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$1,854	$ 2,283
Accrued interest expense	326	221
Accrued property taxes	764	505
Distributions payable to stockholders	3,060	2,548
Tenant deposits	2,423	1,848
Deferred rental income	942	839

	$9,369	$ 8,244

Note 14—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issuance; the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor and its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 15—Subsequent Events

Distributions to Stockholders Paid

On April 1, 2016, the Company paid aggregate distributions of approximately $2,979,000 to Class A stockholders ($1,293,000 in cash and $1,686,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, the Company paid aggregate distributions of approximately $3,006,000 to Class A stockholders ($1,303,000 in cash and $1,703,000 in shares of the Company’s Class A common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2016 through April 30, 2016.

On April 1, 2016, the Company paid aggregate distributions of approximately $81,000 to Class T stockholders ($28,000 in cash and $53,000 in shares of the Company’s Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, the Company paid aggregate distributions of approximately $132,000 to Class T stockholders ($43,000 in cash and $89,000 in shares of the Company’s Class T common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2016 through April 30, 2016.

Distributions Declared

Class A

On May 5, 2016, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on June 1, 2016 and ending on August 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001748634 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in June 2016, July 2016 and August 2016 will be paid in July 2016, August 2016 and September 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class T

On May 5, 2016, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on June 1, 2016 and ending August 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001487402 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.574 per share. The distributions declared for each record date in June 2016, July 2016 and August 2016 will be paid in July 2016, August 2016 and September 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of May 9, 2016, the Company had accepted investors’ subscriptions for and issued approximately 62,930,000 shares of Class A and Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $623,045,000 including shares of its common stock issued pursuant to its DRIP. As of May 9, 2016, the Company had approximately $1,726,955,000 in Class A shares and Class T shares of common stock remaining in the Offering.

Renewal of the Management Agreement

On May 5, 2016, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 19, 2016.

Renewal of the Advisory Agreement

On May 5, 2016, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated June 10, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of June 10, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2016, or the 2015 Annual Report on Form 10-K.

The terms “we,” “our,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Overview

We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering shares of Class A common stock and shares of Class T common stock, in any combination, with a dollar value up to the maximum offering amount. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.

As of March 31, 2016, we had accepted investors’ subscriptions for and issued approximately 58,514,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $580,052,000, before selling commissions and dealer manager fees of approximately $52,643,000, distribution and servicing fees of approximately $22,000 and other offering costs of approximately $11,290,000. As of March 31, 2016, we had approximately $1,769,948,000 in Class A shares and Class T shares of common stock remaining in our Offering. The estimated potential amount of distribution and servicing fees we may pay in the future on the Class T shares issued in our primary offering that were outstanding as of March 31, 2016 is approximately $870,000. We will not pay distribution and servicing fees with respect to shares of Class A common stock, or shares of Class T common stock issued pursuant to the DRIP.

Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2016, we had purchased 26 real estate investments, consisting of 38 properties, comprising approximately 1,850,000 of gross rentable square feet for an aggregate purchase price of approximately $548,808,000.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.

Qualification as a REIT

We qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 12—“Segment Reporting,” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Number of commercial operating real estate investments (1)	24	8
Leased rentable square feet	1,726,000	384,000
Weighted average percentage of rentable square feet leased	99.3%	99.7%

(1)	As of March 31, 2016, we owned 26 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Commercial operating real estate investments acquired (1)	3	2
Approximate aggregate purchase price of acquired real estate investments (1)	$55,150,000	$ 28,383,000
Leased rentable square feet	207,000	62,000

(1)	During the three months ended March 31, 2016, we acquired five real estate investments, two of which were under construction.

The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.

This section describes and compares our results of operations for the three months ended March 31, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented in their entirety, referred to herein as same store properties. By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income (loss).

We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

A total of six of our 38 properties owned as of March 31, 2016 were acquired on or before January 1, 2015 and represent our same store properties during the three months ended March 31, 2016 and 2015. Non-same store, as reflected in the table below, consists of properties acquired and placed in service after January 1, 2015. For the three months ended March 31, 2016, 32 properties were included in non-same store and for the three months ended March 31, 2015, two properties were included in non-same store.

We review our operating results, measured by contractual rental revenue and tenant reimbursement revenue, from properties we acquired and lease to tenants. Contractual rental revenue and tenant reimbursement revenue is a supplemental non-GAAP financial measure of the Company’s operating performance. Contractual rental revenue and tenant reimbursement revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties from period to period, reflecting actual rents rather than adjustments made related to straight-line rent in accordance with GAAP. Contractual rental revenue and tenant reimbursement revenue should not be considered as an alternative to rental revenue and tenant reimbursement revenue determined in accordance with GAAP, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, contractual rental revenue and tenant reimbursement revenue should be examined in conjunction with rental revenue and tenant reimbursement revenue as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Same store contractual rental revenue and tenant reimbursement revenue	$1,750	$1,707	$ 43
Non-same store contractual rental revenue and tenant reimbursement revenue	8,380	292	8,088
Non-cash revenue	1,293	309	984
Other operating income	1	2	(1)

Total revenue	$11,424	$2,310	$ 9,114

•	Same store contractual rental revenue and tenant reimbursement revenue increased $33,000 due to annual rental increases coupled with a $10,000 increase in tenant reimbursable revenue primarily for increased real estate taxes.

•	Non-same store contractual rental revenue and tenant reimbursement revenue increased due to an increase in contractual revenue of $6,783,000 and a $1,305,000 increase in tenant reimbursable revenue due to the acquisition of 30 operating properties since January 1, 2015.

•	Non-cash revenue increased $984,000 primarily as the result of the acquisition of 30 operating properties, with fixed annual rent escalations, since January 1, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Same store rental expenses	$124	$120	$ 4
Non-same store rental expenses	1,560	15	1,545
General and administrative expenses	765	479	286
Acquisition related expenses	1,665	716	949
Asset management fees	955	205	750
Depreciation and amortization	3,866	684	3,182

Total expenses	$8,935	$2,219	$ 6,716

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 30 operating properties since January 1, 2015.

•	General and administrative expenses increased primarily due to an increase in personnel costs of $66,000, an increase in professional and legal fees of $185,000 and an increase in other administrative costs of $35,000 in connection with our Company’s growth.

•	Acquisition related expenses increased due to an increase in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended March 31, 2016, we acquired three real estate investments for an aggregate purchase price of $55,150,000 as compared to two real estate investments for an aggregate purchase price of $28,383,000 during the three months ended March 31, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held to $328,571,000 as of March 31, 2016, as compared to $28,793,000 as of March 31, 2015.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $292,266,000 as of March 31, 2016, as compared to $24,575,000 as of March 31, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Interest expense, net:
Interest on secured credit facility	$(701)	$(238)	$ (463)
Amortization of deferred financing costs	(201)	(132)	(69)
Cash deposits interest	23	—	23

Total interest expense, net	(879)	(370)	(509)

Net income (loss) attributable to common stockholders	$1,610	$(279)	$ 1,889

•	Interest on secured credit facility increased due to an increase in the average outstanding principal balance on our secured credit facility. The outstanding principal balance of our secured credit facility was $110,000,000 as of March 31, 2016, and $90,000,000 as of March 31, 2015.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $9,206,000 as of March 31, 2016. As of March 31, 2016, we reimbursed our Advisor or its affiliates approximately $8,919,000 in offering expenses and accrued approximately $287,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of March 31, 2016. As of March 31, 2016, we paid approximately $52,665,000 in selling commissions, dealer manager fees and distribution and servicing fees to our Dealer Manager. Other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately $11,290,000 as of March 31, 2016.

When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 11—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases, with tenants, that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. Our sources of funds are primarily the net proceeds of our Offering, funds equal to amounts reinvested in the DRIP, operating cash flows, our secured credit facility and other borrowings. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and payments to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution and servicing fees, and offering expenses.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of our Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as proceeds from our Offering, borrowings on our secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $15.1 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2016, we had $1.7 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2016, we had approximately $51.0 million in cash and cash equivalents. For the three months ended March 31, 2016, we had capital expenditures of $0.2 million that primarily related to three healthcare real estate investments.

Credit Facility

On December 22, 2015, we amended certain agreements related our secured credit facility to add certain lenders and to increase the maximum commitments available under the secured credit facility from $180,000,000 to an aggregate of up to $265,000,000, consisting of a $240,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership’s right to one, 12-month extension period, and a $25,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership’s right to one, 12-month extension. The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 8—“Credit Facility” to the condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.

As of March 31, 2016, we had a total pool availability under the secured credit facility of $248,162,000 and an aggregate outstanding principal balance of $110,000,000. As of March 31, 2016, $138,162,000 remained to be drawn on the secured credit facility.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$4,631	$1,587	$ 3,044
Net cash used in investing activities	$(85,820)	$(28,397)	$ (57,423)
Net cash provided by financing activities	$100,891	$52,975	$ 47,916

Operating Activities

•	Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•	Net cash used in investing activities increased primarily due to an increase in investments in real estate of $57,020,000, an increase in capital expenditures of $235,000 and an increase in real estate deposits of $400,000, offset by a decrease in escrow funds of $232,000.

Financing Activities

•	Net cash provided by financing activities increased primarily due to a decrease in payments on our secured credit facility of $39,500,000, an increase in proceeds from our secured credit facility of $18,000,000, a decrease in offering costs related to the issuance of common stock of $2,996,000, offset by a decrease in proceeds from the issuance of common stock of $9,323,000, an increase in distributions to our stockholders of $2,825,000, an increase in repurchases of our common stock of $338,000 and an increase in payments of deferred financing costs of $94,000.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended
	March 31,
	2016		2015
Distributions paid in cash - common stockholders	$3,359		$534
Distributions reinvested (shares issued)	4,626		776

Total distributions	$7,985		$1,310

Source of distributions:
Cash flows provided by operations (1)	$3,359	42%	$534	41%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	4,626	58%	776	59%

Total sources	$7,985	100%	$1,310	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid on Class A shares and Class T shares as of March 31, 2016 were approximately $3,060,000 for common stockholders. These distributions were paid on April 1, 2016.

For the three months ended March 31, 2016, we declared and paid distributions of approximately $7,985,000 to Class A stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2016 of approximately $5,476,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to March 31, 2016, see Note 15—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

Our contractual obligations as of March 31, 2016 were as follows (amounts in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Principal payments—variable rate debt	$—	$85,000	$25,000	$—	$ 110,000
Interest payments—variable rate debt	2,202	4,542	410	—	7,154
Capital expenditures	15,096	6,407	—	—	21,503

Total	$17,298	$95,949	$25,410	$—	$ 138,657

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—“Related-Party Transactions and Arrangements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

In addition, we believe it is appropriate to disregard asset impairment write-downs as they are a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of income (loss) and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

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

The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$1,610	$ (279)
Adjustments:
Depreciation and amortization	3,866	684

FFO attributable to common stockholders	$5,476	$ 405

Adjustments:
Acquisition related expenses (1)	$1,665	$ 716
Amortization of above- and below-market leases (2)	(125)	6
Straight-line rents (3)	(1,166)	(315)

MFFO attributable to common stockholders	$5,850	$ 812

Weighted average common shares outstanding - basic	53,666,785	11,612,028

Weighted average common shares outstanding - diluted	53,679,723	11,612,028

Net income (loss) per common share - basic	$0.03	$ (0.02)

Net income (loss) per common share - diluted	$0.03	$ (0.02)

FFO per common share - basic	$0.10	$ 0.03

FFO per common share - diluted	$0.10	$ 0.03

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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

As of March 31, 2016, we had $110,000,000 of variable rate principal outstanding related to the secured credit facility. As of March 31, 2016, the weighted average interest rate on such debt was 2.18%. As of March 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $550,000 per year.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2016 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 28, 2016, except as noted below.

Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2016, our cash flows provided by operations of approximately $4,631,000 was a shortfall of approximately $3,354,000, or 42.0%, of our distributions (total distributions were approximately $7,985,000, of which $3,359,000 was cash and $4,626,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3,290,000 was a shortfall of approximately $12,732,000, or 79.5%, of our distributions (total distributions were approximately $16,022,000, of which $6,379,000 was cash and $9,643,000 was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

As of March 31, 2016, we owned 26 real estate investments, located in 21 MSAs and one µSA, of which four MSAs accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA, the Oklahoma City, Oklahoma MSA, and the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 15.7%, 12.8%, 11.6%, and 10.4%, respectively, of our contractual rental revenue for the three months ended March 31, 2016. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

As of March 31, 2016, we had $110,000,000 of variable rate principal outstanding related to the secured credit facility. As of March 31, 2016, our weighted average interest rate was 2.18%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Use of Public Offering Proceeds

On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. We are offering shares of Class A common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum offering amount. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.574 per Class T share. The purchase price for shares in our DRIP is $9.50 per Class A share and $9.095 per Class T share.

As of March 31, 2016, we had received subscriptions for and issued approximately 58,514,000 shares of our Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $580,052,000 (before selling commissions, dealer manager fees and distribution and servicing fees of approximately $52,665,000 and other offering costs of approximately $11,290,000). As of March 31, 2016, from the net offering proceeds, we had paid approximately $11,552,000 in acquisition fees to our Advisor, approximately $3,933,000 in acquisition costs and approximately $9,898,000 in cash distributions to our stockholders. With the remaining net offering proceeds and proceeds from our secured credit facility, we had acquired $548,808,000 in total real estate investments as of March 31, 2016.

As of March 31, 2016, approximately $287,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.

Share Repurchase Program

Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended March 31, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

				Approximate Dollar Value
		Average	Total Numbers of Shares	of Shares Available that may yet
	Total Number of	Price Paid per	Purchased as Part of Publicly	be Repurchased under the
Period	Shares Repurchased	Share	Announced Plans and Programs	Program
01/01/2016 - 01/31/2016	18,821	$9.35	18,821	$ —
02/01/2016 - 02/29/2016	4,329	$9.22	4,329	$ —
03/01/2016 - 03/31/2016	12,820	$9.55	12,820	$ —

Total	35,970		35,970

During the three months ended March 31, 2016, we repurchased approximately $338,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the March 31, 2016 repurchase date. No shares of Class T common stock qualified for repurchase during the three months ended March 31, 2016. During the three months ended March 31, 2015, no Class A shares qualified for repurchase under the share repurchase program.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 12, 2016	By:	/s/ JOHN E. CARTER
John E. Carter

Chief Executive Officer

(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 9, 2014, and incorporated herein by reference).

4.1	Subscription Agreement (included as Appendix B to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.2	Additional Subscription Agreement (included as Appendix C to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.3	Automatic Purchase Program Enrollment Form (included as Appendix D to the the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.4	Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.5	Form of Multi-Product Subscription Agreement (included as Appendix F to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

10.1	Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.2	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed March 27, 2014, and incorporated herein by reference).

10.3	Amended and Restated Advisory Agreement, by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC, dated June 10, 2014 (included as Exhibit 10.2 to Post- Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.4	Management Agreement, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 19, 2014 (included as Exhibit 10.3 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed May 20, 2014, and incorporated herein by reference).

10.5	Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated June 10, 2014 (included as Exhibit 10.4 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed June 12, 2014, and incorporated herein by reference).

10.6	Credit Agreement by and among Carter Validus Operating Partnership II, LP, as borrower, KeyBank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book runner, dated July 31, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.7	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.8	Indemnity Agreement Regarding Hazardous Materials by and among Carter Validus Operating Partnership II, LP, Carter Validus Mission Critical REIT II, Inc., and HC-11250 Fallbrook Drive, LLC for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.9	Deed of Trust, Security Agreement and Assignment of Leases and Rents from HC-11250 Fallbrook Drive, LLC, as guarantor, to Hugh C. Talton, II, as trustee, for the benefit of KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8- K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.10	Assignment of Leases and Rents by HC-11250 Fallbrook Drive, LLC to KeyBank National Association, dated July 31, 2014. (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.11	Swing Loan Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.12	Revolving Credit Note from Carter Validus Operating Partnership II, LP to KeyBank National Association, dated July 31, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8- K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.13	Contribution Agreement by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and the other guarantors as identified therein, dated July 31, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.14	Purchase Agreement, dated June 5, 2014, between Cy-Fair Surgical Properties, LTD and Carter Validus Properties, LLC (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.15	First Amendment to Purchase Agreement, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.16	Second Amendment to Purchase Agreement, dated July 23, 2014, between Cy-Fair Surgical Properties, LTD and HC-11250 Fallbrook Drive, LLC (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014 and incorporated herein by reference).

10.17	Assignment of Purchase Agreement, dated June 26, 2014, between Carter Validus Properties, LLC, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.18	Assignment and Assumption of Leases, dated July 16, 2014, between Cy-Fair Surgical Properties, LTD, as Assignor, and HC-11250 Fallbrook Drive, LLC, as Assignee (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on August 6, 2014, and incorporated herein by reference).

10.19	First Amended and Restated Credit Agreement by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, Capital One, National Association and SunTrust Bank, as Co-Syndication Agents and KeyBanc Capital Markets, Inc., Capital One, National Association and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint book runners, dated December 17, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.20	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.21	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.22	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.23	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.24	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.25	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 17, 2014 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.26	Amended and Restated Swing Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.27	First Amended and Restated Contribution Agreement by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement, dated December 17, 2014 (included as Exhibit 10.9 to the Registrant’s Current Report Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.28	First Amended and Restated Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al. for the benefit of KeyBank National Association dated December 17, 2014 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.29	Collateral Assignment of Interests by Carter Validus Operating Partnership II, LP, the Assignor, to KeyBank National Association, as Agent, dated December 17, 2014 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.30	Joinder Agreement by HCII-150 YORK STREET, LLC to KeyBank National Association, as Agent, dated December 23, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 30, 2014, and incorporated herein by reference).

10.31	Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.32	Amended and Restated Purchase Agreement, dated November 14, 2014, by and between Fort Worth Hospital Real Estate, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.33	Assignment of Purchase Agreement, dated December 31, 2014, between Carter Validus Properties II, LLC, as Assignor, and HCII-1800 PARK PLACE AVENUE, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.34	Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.35	Purchase and Sale Agreement, dated December 22, 2014, by and between New England Sinai Hospital, A Steward Family Hospital, Inc., as Seller, and HC-150 YORK STREET, LLC, as Purchaser (included as Exhibit 10.37 to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 27, 2015, and incorporated herein by reference).

10.36	Purchase Agreement, dated August 29, 2014, by and between Winter Haven Capital Center, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.37	Assignment of Purchase Agreement, dated January 27, 2015, by and between Carter Validus Properties II, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.38	Assignment and Assumption of Lease, dated January 27, 2015, by and between Winter Haven Capital Center, LLC and HCII-7375 CYPRESS GARDENS BOULEVARD, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 2, 2015, and incorporated herein by reference).

10.39	Assignment of Purchase Agreement, dated October 13, 2014, by and among Overland Park Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.40	First Amendment to Purchase Agreement, dated January 20, 2015, by and between Overland Park Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.41	Second Amendment to Purchase Agreement, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.42	Assignment of Purchase Agreement, dated February 17, 2015, by and between Carter Validus Properties II, LLC and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.43	Assignment and Assumption of Leases, dated February 17, 2015, by and between Overland Park Rehab, LP and HCII-5100 INDIAN CREEK PARKWAY, LLC (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.44	Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.45	Joinder Agreement, dated April 1, 2015, by DCII-MERRILL STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 7, 2015, and incorporated herein by reference).

10.46	Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.47	First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

10.48	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.49	Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.50	Purchase Agreement, dated April 30, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.51	Amendment to Purchase Agreement, dated May 8, 2014, by and between Webster Rehab, LP and Carter Validus Properties II, LLC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.52	Assignment of Purchase Agreement, dated October 13, 2014, by and between Webster Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.53	Assignment of Purchase Agreement, dated June 5, 2015, by and between Carter Validus Properties II, LLC and HCII-110 EAST MEDICAL CENTER BLVD., LLC (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.54	Joinder Agreement, dated June 12, 2015, by HCII-110 EAST MEDICAL CENTER BLVD., LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 16, 2015, and incorporated herein by reference).

10.55	Joinder Agreement, dated July 22, 2015, by HCII-15 ENTERPRISE DRIVE, LLC, HCII-68 CAVALIER BOULEVARD, LLC, HCII-107 FIRST PARK DRIVE, LLC, HCII-3590 LUCILLE DRIVE, LLC, HCII-237 WILLIAM HOWARD TAFT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.56	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.57	Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.58	Joinder Agreement, dated August 19, 2015, by HCII-200 MEMORIAL DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 21, 2015, and incorporated herein by reference).

10.59	Joinder Agreement, dated August 28, 2015, by DCII-5400-5510 FELTL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.60	Joinder Agreement, dated August 31, 2015, by HCII-2001 HERMANN DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.61	Joinder Agreement by HCII-131 PAPILLION PARKWAY, LLC to KeyBank National Association, as Agent, dated October 14, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 20, 2015 and incorporated herein by reference).

10.62	Second Amended and Restated Credit Agreement by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, and SunTrust Bank, as Syndication Agent and KeyBanc Capital Markets, Inc. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners and Capital One, National Association and Texas Capital Bank, N.A., as Co-Documentation Agents, dated December 22, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.63	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.64	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.65	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.66	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.67	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.68	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.69	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.70	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.71	Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to USAmeribank, the Payee, dated December 22, 2015 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.72	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.73	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.74	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.75	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.76	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.77	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.78	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.79	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.80	Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to USAmeribank, the Payee, dated December 22, 2015 (included as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.81	Second Amended and Restated Contribution Agreement by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement, dated December 22, 2015 (included as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.82	Second Amended and Restated Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association dated December 22, 2015 (included as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.83	Amendment to Collateral Assignment of Interests by Carter Validus Operating Partnership II, LP, the Assignor, to KeyBank National Association, as Agent, dated December 22, 2015 (included as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.