Form 10-Q
period 2016-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2016-08-15
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
___________________________________________
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
___________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2016, there were approximately 71,479,000 shares of Class A and Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Real estate:
Land	$73,796	$48,882
Buildings and improvements, less accumulated depreciation of $10,947 and $5,262, respectively	476,686	361,632
Construction in progress	10,058	—
Total real estate, net	560,540	410,514
Cash and cash equivalents	35,648	31,262
Acquired intangible assets, less accumulated amortization of $4,507 and $2,007, respectively	60,623	54,633
Other assets	16,150	10,218
Total assets	$672,961	$506,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $99 and $103, respectively	$94,901	$89,897
Accounts payable due to affiliates	3,997	741
Accounts payable and other liabilities	11,153	8,244
Intangible lease liabilities, less accumulated amortization of $366 and $98, respectively	7,141	7,409
Total liabilities	117,192	106,291
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 68,170,536 and 48,488,734 shares issued, respectively; 68,020,354 and 48,457,191 shares outstanding, respectively	680	485
Additional paid-in capital	596,292	425,910
Accumulated distributions in excess of earnings	(41,104)	(26,061)
Accumulated other comprehensive loss	(101)	—
Total stockholders’ equity	555,767	400,334
Noncontrolling interests	2	2
Total equity	555,769	400,336
Total liabilities and stockholders’ equity	$672,961	$506,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental revenue	$10,888	$2,966	$20,909	$5,189
Tenant reimbursement revenue	1,315	101	2,718	188
Total revenue	12,203	3,067	23,627	5,377
Expenses:
Rental expenses	1,577	187	3,261	322
General and administrative expenses	757	448	1,522	927
Acquisition related expenses	1,946	2,811	3,611	3,527
Asset management fees	1,058	289	2,013	494
Depreciation and amortization	4,300	926	8,166	1,610
Total expenses	9,638	4,661	18,573	6,880
Income (loss) from operations	2,565	(1,594)	5,054	(1,503)
Interest expense, net	732	291	1,611	661
Net income (loss) attributable to common stockholders	$1,833	$(1,885)	$3,443	$(2,164)
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	$(101)	$—	$(101)	$—
Other comprehensive loss attributable to common stockholders	(101)	—	(101)	—
Comprehensive income (loss) attributable to common stockholders	$1,732	$(1,885)	$3,342	$(2,164)
Weighted average number of common shares outstanding:
Basic	63,514,780	24,058,949	58,591,709	17,869,872
Diluted	63,530,999	24,058,949	58,608,490	17,869,872
Net income (loss) per common share attributable to common stockholders:
Basic	$0.03	$(0.08)	$0.06	$(0.12)
Diluted	$0.03	$(0.08)	$0.06	$(0.12)
Distributions declared per common share	$0.16	$0.16	$0.32	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

	No. of Shares	Par Value
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$—	$400,334	$2	$400,336
Issuance of common stock	18,617,580	186	182,318	—	—	182,504	—	182,504
Issuance of common stock under the distribution reinvestment plan	1,064,224	10	10,086	—	—	10,096	—	10,096
Commissions on sale of common stock and related dealer manager fees	—	—	(14,944)	—	—	(14,944)	—	(14,944)
Distribution and servicing fees	—	—	(3,042)	—	—	(3,042)	—	(3,042)
Other offering costs	—	—	(2,926)	—	—	(2,926)	—	(2,926)
Repurchase of common stock	(118,641)	(1)	(1,134)	—	—	(1,135)	—	(1,135)
Stock-based compensation	—	—	24	—	—	24	—	24
Distributions declared to common stockholders	—	—	—	(18,486)	—	(18,486)	—	(18,486)
Other comprehensive loss	—	—	—	—	(101)	(101)	—	(101)
Net income	—	—	—	3,443	—	3,443	—	3,443
Balance, June 30, 2016	68,020,354	$680	$596,292	$(41,104)	$(101)	$555,767	$2	$555,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,443	$(2,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,166	1,610
Amortization of deferred financing costs	447	291
Amortization of above-market leases	19	13
Amortization of intangible lease liabilities	(268)	(7)
Straight-line rent	(2,699)	(747)
Stock-based compensation	24	11
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,184	2,659
Accounts payable due to affiliates	111	183
Other assets	(1,366)	(825)
Net cash provided by operating activities	9,061	1,024
Cash flows from investing activities:
Investment in real estate	(161,462)	(123,806)
Capital expenditures	(2,087)	(157)
Escrow funds, net	(2,515)	(2)
Real estate deposits, net	443	(1,133)
Net cash used in investing activities	(165,621)	(125,098)
Cash flows from financing activities:
Proceeds from issuance of common stock	182,504	223,988
Proceeds from credit facility	45,000	2,000
Payments on credit facility	(40,000)	(39,500)
Payments of deferred financing costs	(281)	(288)
Repurchases of common stock	(1,135)	—
Offering costs on issuance of common stock	(17,649)	(26,810)
Distributions to stockholders	(7,493)	(1,740)
Net cash provided by financing activities	160,946	157,650
Net change in cash and cash equivalents	4,386	33,576
Cash and cash equivalents - Beginning of period	31,262	3,694
Cash and cash equivalents - End of period	$35,648	$37,270
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $101 and $0, respectively	$1,242	$272
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$10,096	$2,731
Distribution and servicing fees accrued	$2,963	$—
Net unrealized loss on interest rate swap	$(101)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016
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
As of June 30, 2016, the Company had accepted investors’ subscriptions for and issued approximately 68,168,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $674,158,000, before selling commissions and dealer manager fees of approximately $59,583,000, distribution and servicing fees of approximately $3,042,000 and other offering costs of approximately $13,184,000. As of June 30, 2016, the Company had approximately $1,675,842,000 in Class A shares and Class T shares of common stock remaining in the Offering.
Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offering. The Dealer Manager has received, and will continue to receive, fees for services related to the Offering.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of June 30, 2016, the Company owned 29 real estate investments, consisting of 42 properties, located in 23 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes thereto set forth in the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2016.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On January 1, 2016, the Company adopted Accounting Standards Update, or ASU, ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity, or VIE, and voting interest entity, or VOE, consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Operating Partnership meets the criteria as a VIE, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole asset is its investment in the Operating Partnership, and consequently, all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
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
Concentration of Credit Risk and Significant Leases
As of June 30, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of June 30, 2016, the Company owned real estate investments in 23 MSAs and one µSA, four MSAs of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the Oklahoma City, Oklahoma MSA, the Dallas-Fort Worth-Arlington, Texas MSA, and the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 15.3%, 12.8%, 12.5%, and 10.1%, respectively, of rental revenue for the six months ended June 30, 2016.
As of June 30, 2016, the Company had one tenant's exposure concentration that accounted for 10.0% or more of rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC accounted for 13.2% of rental revenue for the six months ended June 30, 2016.
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

On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company's credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company's secured credit facility are presented in the balance sheet as an asset, which is included in other assets on the condensed consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $103,000 in other assets and credit facility on the condensed consolidated balance sheet as of December 31, 2015.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. During the six months ended June 30, 2016, the Company received valid repurchase requests related to 118,641 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $1,135,000 (an average of $9.57 per share). During the six months ended June 30, 2016 and 2015, the Company did not receive repurchase requests related to Class T shares. During the six months ended June 30, 2015, the Company did not receive repurchase requests related to Class A shares.
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

Secured credit facility—The outstanding principal of the secured credit facility – variable was $70,000,000 and $90,000,000, which approximated its fair value as of June 30, 2016 and December 31, 2015, respectively. The interest on the secured credit facility – variable is calculated at the London Interbank Offered Rate, or LIBOR, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's secured credit facility – variable is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility – variable rate fixed through an interest rate swap agreement (Level 2) was approximately $23,498,000 as of June 30, 2016 as compared to the outstanding principal of $25,000,000 as of June 30, 2016.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 (amounts in thousands):

	June 30, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$(123)	$—	$(123)
Total liabilities at fair value	$—	$(123)	$—	$(123)
The Company did not have financial assets and liabilities required to be measured at fair value as of December 31, 2015.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.
The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert some its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.

In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three and six months ended June 30, 2016, diluted earnings per share reflected the effect of approximately 16,000 and 17,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the three and six months ended June 30, 2015, there were 9,000 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), or ASU 2016-08, which improves the implementation guidance on principal versus agent considerations. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date of this update is the same as the effective date of ASU 2015-14. The Company is in the process of evaluating the impact ASUs 2014-09 and 2016-08 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.
Note 3—Real Estate Investments
During the six months ended June 30, 2016, the Company purchased 14 real estate properties, of which 11 were determined to be business combinations and three were determined to be asset acquisitions. See Note 4—"Business Combinations" for further discussion of business combinations. The following table summarizes the consideration transferred for all real estate properties acquired during the six months ended June 30, 2016 (amounts in thousands):

Six Months Ended June 30, 2016
Investments in real estate:
Purchase price of business combinations	$127,947
Purchase price of asset acquisitions	33,515
Total purchase price of real estate investments acquired	$161,462

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company expensed acquisition fees and expenses of approximately $1,839,000 and $2,653,000 for the three months ended June 30, 2016 and 2015, respectively, and $3,368,000 and $3,275,000 for the six months ended June 30, 2016 and 2015, respectively. The Company capitalized acquisition fees and expenses of approximately $648,000 and $234,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,035,000 and $234,000 for the six months ended June 30, 2016 and 2015, respectively. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the six months ended June 30, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Business Combinations
During the six months ended June 30, 2016, the Company completed the acquisition of 100% of the interests in 11 real estate properties (three data centers and eight healthcare properties) that were determined to be business combinations. The aggregate purchase price of the acquisitions determined to be business combinations was $127,947,000, plus closing costs.
The following table summarizes the acquisitions determined to be business combinations during the six months ended June 30, 2016:

Property Description	Date Acquired	Ownership Percentage
HPI — Edmond	01/20/2016	100%
HPI — Oklahoma City III	01/27/2016	100%
HPI — Oklahoma City IV	01/27/2016	100%
Alpharetta Data Center III	02/02/2016	100%
Flint Data Center	02/02/2016	100%
HPI — Newcastle	02/03/2016	100%
HPI — Oklahoma City V	02/11/2016	100%
HPI — Oklahoma City VI	03/07/2016	100%
HPI — Oklahoma City VII	06/22/2016	100%
Somerset Data Center	06/29/2016	100%
Integris Lakeside Women's Hospital	06/30/2016	100%
Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statement of income for three and six months ended June 30, 2016 for the period subsequent to the acquisition date of each property. For the period from the first acquisition date through June 30, 2016, the Company recorded $1,973,000 in revenues and a net loss of $2,636,000 for its business combination acquisitions.
The following table summarizes management’s preliminary allocation of the fair value of the acquisitions determined to be business combinations during the six months ended June 30, 2016 (amounts in thousands):

Total
Land	$12,950
Buildings and improvements	107,501
In-place leases	6,170
Tenant improvements	1,326
Total assets acquired	$127,947

Assuming the business combinations described above had occurred on January 1, 2015, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis:
Revenues	$13,065	$10,964	$25,551	$21,062
Net income attributable to common stockholders	$4,446	$1,265	$8,504	$850
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.02	$0.14	$0.01
Diluted	$0.07	$0.02	$0.14	$0.01
The condensed pro forma consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include pro forma adjustments related to the acquisitions during 2016 and 2015. The pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude approximately $1,839,000 and $3,368,000, respectively, of acquisition fees and costs recorded related to the Company's real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	June 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $4,447 and $1,967, respectively (with a weighted average remaining life of 13.7 years and 14.5 years, respectively)	$59,785	$53,776
Above-market leases, net of accumulated amortization of $46 and $32, respectively (with a weighted average remaining life of 7.9 years and 8.4 years, respectively)	208	222
Ground lease interest, net of accumulated amortization of $14 and $9, respectively (with a weighted average remaining life of 67.3 years and 67.8 years, respectively)	630	635
	$60,623	$54,633
The aggregate weighted average remaining life of the acquired intangible assets was 14.3 years and 15.1 years as of June 30, 2016 and December 31, 2015, respectively.
Note 6—Other Assets
Other assets consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $1,237 and $802, respectively	$2,555	$2,717
Real estate escrow deposits	—	443
Restricted cash held in escrow	4,442	1,927
Tenant receivables	2,883	2,065
Straight-line rent receivable	5,161	2,462
Prepaid and other assets	1,109	604
	$16,150	$10,218

Note 7—Future Minimum Rent
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2016	$21,389
2017	43,491
2018	44,203
2019	44,665
2020	43,645
Thereafter	461,263
$658,656
Note 8—Credit Facility
Significant activities regarding the secured credit facility since December 31, 2015 include:

•	During the six months ended June 30, 2016, the Company drew $45,000,000 and repaid $40,000,000 on the secured credit facility.

•
During the six months ended June 30, 2016, the Company increased the borrowing base availability under the secured credit facility by $69,165,000 by adding 12 properties to the aggregate pool availability.

•	The Company entered into an interest rate swap agreement to effectively fix LIBOR on $25,000,000 of the term loan of the secured credit facility.

•
As of June 30, 2016, the Company had a total pool availability under the secured credit facility of $233,778,000 and an aggregate outstanding principal balance of $95,000,000. As of June 30, 2016, $138,778,000 remained to be drawn on the secured credit facility.

•	As of June 30, 2016, unamortized deferred financing costs related to the secured credit facility were $99,000.
The principal payments due on the secured credit facility for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2016	$—
2017	—
2018	70,000
2019	25,000
2020	—
Thereafter	—
$95,000

Note 9—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	June 30, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $366 and $98, respectively (with a weighted average remaining life of 14.0 years and 14.5 years, respectively)	$7,141	$7,409
	$7,141	$7,409
Note 10—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 11—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross proceeds. As of June 30, 2016, the Advisor and its affiliates incurred approximately $10,458,000 on the Company’s behalf in offering costs. The Company accrued approximately $3,396,000 of other organization and offering expenses as of June 30, 2016, including the total estimated liability of future distribution and servicing fees in the amount of $2,963,000, which the Company may pay in the future on the Class T primary shares issued in the Offering. The total represents the maximum liability for other organization and offering costs as of June 30, 2016. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended June 30, 2016 and 2015, the Company incurred approximately $1,937,000 and $1,904,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred approximately $4,170,000 and $2,471,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
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

Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended June 30, 2016 and 2015, the Company incurred approximately $1,058,000 and $289,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred approximately $2,013,000 and $494,000, respectively, in asset management fees. As of June 30, 2016, the Company did not issue any Class B Units.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of monthly gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended June 30, 2016 and 2015, the Company incurred approximately $312,000 and $80,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred approximately $611,000 and $140,000, respectively, in property management fees to the Property Manager, which are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). As of June 30, 2016, the Company has not incurred any leasing commissions to the Property Manager.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended June 30, 2016 and 2015, the Advisor allocated approximately $321,000 and $200,000, respectively, and for the six months ended June 30, 2016 and 2015, the Advisor allocated approximately $598,000 and $362,000, respectively, in operating expenses to the Company, which are included as part of general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of June 30, 2016, the Company has not incurred any disposition fees to the Advisor or its affiliates.
The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of June 30, 2016, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, which the Company has no intention to do at this time, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of June 30, 2016, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares.The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended June 30, 2016 and 2015, the Company incurred approximately $6,940,000 and $11,431,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred approximately $14,944,000 and $21,321,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share (or, once reported, the NAV per share for such day) on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) the fourth anniversary of the last day of the fiscal quarter in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee will be paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution and servicing fee with respect to Class A shares. For the three and six months ended June 30, 2016, the Company incurred approximately $3,020,000 and $3,042,000, respectively, for distribution and servicing fees to the Dealer Manager. For the three and six months ended June 30, 2015, the Company did not incur distribution and servicing fees to the Dealer Manager because it had not sold any Class T shares.
In the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 12, 2016, the Company did not record the estimated liability for distribution and servicing fees the Company may pay in the future on Class T shares in the amount of $1,162,000 due to the adoption of an accounting policy based on an industry practice guideline. The Company subsequently determined that the amount should have been accrued in equity. This amount was inconsequential to total shareholders’ equity and total liabilities as of March 31, 2016; therefore, this amount has been adjusted prospectively and recorded in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	June 30, 2016	December 31, 2015
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$389	$290
Carter Validus Real Estate Management Services II, LLC	Property management fees	108	101
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	98	96
Carter Validus Advisors II, LLC and its affiliates	Offering costs	3,396	250
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	6	4
		$3,997	$741

Note 12—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the six months ended June 30, 2016 and 2015.
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
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's secured credit facility and other assets not attributable to individual properties.
Summary information for the reportable segments during the three and six months ended June 30, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2016
Revenue:
Rental and tenant reimbursement revenue	$2,177	$10,026	$12,203
Expenses:
Rental expenses	(317)	(1,260)	(1,577)
Segment net operating income	$1,860	$8,766	10,626

Expenses:
General and administrative expenses			(757)
Acquisition related expenses			(1,946)
Asset management fees			(1,058)
Depreciation and amortization			(4,300)
Income from operations			2,565
Interest expense, net			(732)
Net income attributable to common stockholders			$1,833

	Data Centers	Healthcare	Three Months Ended June 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$181	$2,886	$3,067
Expenses:
Rental expenses	(8)	(179)	(187)
Segment net operating income	$173	$2,707	2,880

Expenses:
General and administrative expenses			(448)
Acquisition related expenses			(2,811)
Asset management fees			(289)
Depreciation and amortization			(926)
Loss from operations			(1,594)
Interest expense, net			(291)
Net loss attributable to common stockholders			$(1,885)

	Data Centers	Healthcare	Six Months Ended June 30, 2016
Revenue:
Rental and tenant reimbursement revenue	$3,714	$19,913	$23,627
Expenses:
Rental expenses	(571)	(2,690)	(3,261)
Segment net operating income	$3,143	$17,223	20,366

Expenses:
General and administrative expenses			(1,522)
Acquisition related expenses			(3,611)
Asset management fees			(2,013)
Depreciation and amortization			(8,166)
Income from operations			5,054
Interest expense, net			(1,611)
Net income attributable to common stockholders			$3,443

	Data Centers	Healthcare	Six Months Ended June 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$181	$5,196	$5,377
Expenses:
Rental expenses	(8)	(314)	(322)
Segment net operating income	$173	$4,882	5,055

Expenses:
General and administrative expenses			(927)
Acquisition related expenses			(3,527)
Asset management fees			(494)
Depreciation and amortization			(1,610)
Loss from operations			(1,503)
Interest expense, net			(661)
Net loss attributable to common stockholders			$(2,164)
Assets by each reportable segment as of June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Assets by segment:
Data centers	$100,470	$44,207
Healthcare	534,270	427,878
All other	38,221	34,542
Total assets	$672,961	$506,627
Capital additions and acquisitions by reportable segments for the six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$56,544	$13,534
Healthcare	107,005	110,429
Total capital additions and acquisitions	$163,549	$123,963
Note 13—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$2,936	$2,283
Accrued interest expense	274	221
Accrued property taxes	1,113	505
Distributions payable to stockholders	3,444	2,548
Tenant deposits	1,975	1,848
Deferred rental income	1,288	839
Derivative liabilities	123	—
	$11,153	$8,244

Note 14—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During the six months ended June 30, 2016, the Company's derivative instrument was used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivative is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company recognized a loss of $22,000 due to ineffectiveness of its hedge of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive loss related to the derivative will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $104,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
See Note 2—"Summary of Significant Accounting Policies" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instrument (amounts in thousands):

Derivative Designated as Hedging Instrument	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2016				December 31, 2015
				Outstanding Notional Amount		Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swap	Accounts payable and other liabilities	07/01/2016	12/22/2020	$—	(1)	$—	$(123)	$—	$—	$—

(1)	The trade date of the swap was June 24, 2016 with an effective date of July 1, 2016.
The notional amount under the agreement is an indication of the extent of the Company’s involvement in the instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swap as a cash flow hedge to hedge the variability of the anticipated cash flows on its variable rate secured credit facility. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income (loss).

The table below summarizes the amount of loss recognized on the interest rate derivative designated as a cash flow hedge for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

Derivative in Cash Flow Hedging Relationship	Amount of (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of (Loss) Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended June 30, 2016
Interest rate swap	$(101)	Interest expense, net	$—
Total	$(101)		$—
Three Months Ended June 30, 2015
Interest rate swap	$—	Interest expense, net	$—
Total	$—		$—
Six Months Ended June 30, 2016
Interest rate swap	$(101)	Interest expense, net	$—
Total	$(101)		$—
Six Months Ended June 30, 2015
Interest rate swap	$—	Interest expense, net	$—
Total	$—		$—
Credit Risk-Related Contingent Features
The Company has an agreement with its derivative counterparty that contain cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2016, the fair value of the derivative in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $123,000. As of June 30, 2016, there were no termination events or events of default related to the interest rate swap.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset its derivative liability position in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative liability position as of June 30, 2016 (amounts in thousands):

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2016	$123	$—	$123	$—	$—	$123
The Company did not have any financial instruments hedged through interest rate swaps as of December 31, 2015.
The Company reports the derivative in the accompanying condensed consolidated balance sheets as accounts payable and other liabilities.

Note 15—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—
Other comprehensive loss before reclassification	(101)	(101)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	—	—
Other comprehensive loss	(101)	(101)
Balance as of June 30, 2016	$(101)	$(101)
During the six months ended June 30, 2016 and 2015, there were no reclassifications out of accumulated other comprehensive loss.
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
Note 17—Subsequent Events
Distributions to Stockholders Paid
On July 1, 2016, the Company paid aggregate distributions of approximately $3,203,000 to Class A stockholders ($1,410,000 in cash and $1,793,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, the Company paid aggregate distributions of approximately $3,398,000 to Class A stockholders ($1,508,000 in cash and $1,890,000 in shares of the Company’s Class A common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016.
On July 1, 2016, the Company paid aggregate distributions of approximately $241,000 to Class T stockholders ($80,000 in cash and $161,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, the Company paid aggregate distributions of approximately $303,000 to Class T stockholders ($105,000 in cash and $198,000 in shares of the Company’s Class T common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
Class A Shares
On August 12, 2016, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on September 1, 2016 and ending on November 30, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001748634 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.00 per share of Class A common stock. The distributions declared for each record date in September 2016, October 2016 and November 2016 will be paid in October 2016, November 2016 and December 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class T Shares
On August 12, 2016, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on September 1, 2016 and ending November 30, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001488487 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.69%, assuming a purchase price of $9.574 per share. The distributions declared for each record date in September 2016, October 2016 and November 2016 will be paid in October 2016, November 2016 and December 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Offering
As of August 11, 2016, the Company had accepted investors’ subscriptions for and issued approximately 71,673,000 shares of Class A and Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $708,229,000 including shares of its common stock issued pursuant to the DRIP. As of August 11, 2016, the Company had approximately $1,641,771,000 in Class A shares and Class T shares of common stock remaining in the Offering.

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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering shares of Class A common stock and shares of Class T common stock, in any combination, with a dollar value up to the maximum offering amount, or the Offering. The initial offering price for the shares in our primary offering is $10.00 per Class A share and $9.574 per Class T share.
As of June 30, 2016, we had accepted investors’ subscriptions for and issued approximately 68,168,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $674,158,000, before selling commissions and dealer manager fees of approximately $59,583,000, distribution and servicing fees of approximately $3,042,000 and other offering costs of approximately $13,184,000. As of June 30, 2016, we had approximately $1,675,842,000 in Class A shares and Class T shares of common stock remaining in our Offering. We will not pay distribution and servicing fees with respect to shares of Class A common stock or shares of Class T common stock issued pursuant to the DRIP.
Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, which is our affiliate, or our Advisor, pursuant to an advisory agreement between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offering. The Dealer Manager has received, and will continue to receive, fees for services related to our Offering.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2016, we had purchased 29 real estate investments, consisting of 42 properties, comprising approximately 2,004,000 of gross rentable square feet for an aggregate purchase price of approximately $624,861,000.
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
Segment Reporting
We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 12—"Segment Reporting," to our condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q for additional information on our two reporting segments.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Number of commercial operating real estate properties (1)	40	13
Leased rentable square feet	2,003,000	704,000
Weighted average percentage of rentable square feet leased	99.9%	99.9%

(1)	As of June 30, 2016, we owned 42 real estate properties, two of which were under construction.
The following table summarizes our real estate properties' activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial operating real estate properties acquired(1)	3	5	12	7
Approximate aggregate purchase price of acquired real estate properties (1)	$76,046,000	$95,424,000	$161,462,000	$123,807,000
Leased rentable square feet	202,000	320,000	481,000	382,000

(1)
During the three months ended June 30, 2016, we acquired four real estate properties, one of which was under construction. During the six months ended June 30, 2016, we acquired 14 real estate properties, two of which were under construction.

The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015.
This section describes and compares our results of operations for the three and six months ended June 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income (loss).
We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change

Same store rental revenue	$2,554	$2,554	$—
Non-same store rental revenue	8,333	408	7,925
Same store tenant reimbursement revenue	83	94	(11)
Non-same store tenant reimbursement revenue	1,232	7	1,225
Other operating income	1	4	(3)
Total revenue	$12,203	$3,067	$9,136

•
Same store rental revenue was unchanged. Adjustments to straight-line rental revenue offset the increase in contractual rental revenue resulting from average annual rent escalations of 2.38% at our same store properties.

•	Non-same store rental revenue increased $7.9 million due to the acquisition of 32 operating properties, with annual rent escalations, since April 1, 2015.

•	Non-same store tenant reimbursement revenue increased $1.2 million due to the acquisition of 32 operating properties since April 1, 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change

Same store rental expenses	$142	$166	$(24)
Non-same store rental expenses	1,435	21	1,414
General and administrative expenses	757	448	309
Acquisition related expenses	1,946	2,811	(865)
Asset management fees	1,058	289	769
Depreciation and amortization	4,300	926	3,374
Total expenses	$9,638	$4,661	$4,977

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 32 operating properties since April 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.2 million and an increase in personnel costs of $0.1 million, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended June 30, 2016, we acquired three real estate properties for an aggregate purchase price of $72.8 million as compared to four real estate properties for an aggregate purchase price of $87.7 million during the three months ended June 30, 2015.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $430.3 million as of June 30, 2016, as compared to $62.3 million as of June 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments to $382.3 million as of June 30, 2016, as compared to $53.8 million as of June 30, 2015.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Interest expense, net:
Interest on secured credit facility	$(616)	$(149)	$(467)
Amortization of deferred financing costs	(246)	(159)	(87)
Cash deposits interest	29	17	12
Capitalized interest	101	—	101
Total interest expense, net	(732)	(291)	(441)
Net income (loss) attributable to common stockholders	$1,833	$(1,885)	$3,718

•
Interest on secured credit facility increased due to an increase in the average outstanding principal balance on our secured credit facility. The outstanding principal balance of our secured credit facility was $95.0 million as of June 30, 2016, and $0 as of June 30, 2015.

•	Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $9.3 million as of June 30, 2016, as compared to $0 as of June 30, 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Same store rental revenue	$3,766	$3,763	$3
Non-same store rental revenue	17,141	1,420	15,721
Same store tenant reimbursement revenue	157	169	(12)
Non-same store tenant reimbursement revenue	2,561	19	2,542
Other operating income	2	6	(4)
Total revenue	$23,627	$5,377	$18,250

•
Same store rental revenue was unchanged. Adjustments to straight-line rental revenue offset the increase in contractual rental revenue resulting from average annual rent escalations of 2.17% at our same store properties.

•	Non-same store rental revenue increased $15.7 million due to the acquisition of 34 operating properties, with annual rent escalations, since January 1, 2015.

•	Non-same store tenant reimbursement revenue increased $2.5 million due to the acquisition of 34 operating properties since January 1, 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Same store rental expenses	$238	$264	$(26)
Non-same store rental expenses	3,023	58	2,965
General and administrative expenses	1,522	927	595
Acquisition related expenses	3,611	3,527	84
Asset management fees	2,013	494	1,519
Depreciation and amortization	8,166	1,610	6,556
Total expenses	$18,573	$6,880	$11,693

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 34 operating properties since January 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.4 million, an increase in personnel costs of $0.1 million and an increase in other administrative costs of $0.1 million in connection with our Company's growth.

•
Acquisition related expenses increased due to an increase in real estate properties determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the six months ended June 30, 2016, we acquired 11 real estate properties for an aggregate purchase price of $127.9 million as compared to six real estate properties for an aggregate purchase price of $116.1 million during the six months ended June 30, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held to $430.3 million as of June 30, 2016, as compared to $62.3 million as of June 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $382.3 million as of June 30, 2016, as compared to $53.8 million as of June 30, 2015.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Interest expense, net:
Interest on secured credit facility	$(1,317)	$(387)	$(930)
Amortization of deferred financing costs	(447)	(291)	(156)
Cash deposits interest	52	17	35
Capitalized interest	101	—	101
Total interest expense, net	(1,611)	(661)	(950)
Net income (loss) attributable to common stockholders	$3,443	$(2,164)	$5,607

•
Interest on secured credit facility increased due to an increase in the average outstanding principal balance on our secured credit facility. The outstanding principal balance of our secured credit facility was $95.0 million as of June 30, 2016, and $0 as of June 30, 2015.

•	Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $9.3 million as of June 30, 2016, as compared to $0 as of June 30, 2015.
Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $10,458,000 as of June 30, 2016. As of June 30, 2016, we reimbursed our Advisor or its affiliates approximately $10,041,000 in offering expenses and accrued approximately $3,396,000 of other organization and offering expenses, the total of which represents our maximum liability for other organization and offering costs as of June 30, 2016. As of June 30, 2016, we incurred approximately $62,625,000 in selling commissions, dealer manager fees and distribution and servicing fees to our Dealer Manager. Other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately $13,184,000 as of June 30, 2016.
When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 11—"Related-Party Transactions and Arrangements" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
Capital Expenditures
We estimate that we will require approximately $42.4 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2016, we had $4.4 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2016, we had approximately $35.6 million in cash and cash equivalents. For the six months ended June 30, 2016, we had capital expenditures of $2.1 million that primarily related to four healthcare real estate investments.

Credit Facility
On December 22, 2015, we amended certain agreements related to our secured credit facility to add certain lenders and to increase the maximum commitments available under the secured credit facility from $180,000,000 to an aggregate of up to $265,000,000, consisting of a $240,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $25,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension. The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 8—"Credit Facility" to the condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.
As of June 30, 2016, we had a total pool availability under the secured credit facility of $233,778,000 and an aggregate outstanding principal balance of $95,000,000. As of June 30, 2016, $138,778,000 remained available to be drawn on the secured credit facility.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$9,061	$1,024	$8,037
Net cash used in investing activities	$(165,621)	$(125,098)	$(40,523)
Net cash provided by financing activities	$160,946	$157,650	$3,296
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $37.7 million, and increase in escrow funds of $2.5 million and an increase in capital expenditures of $1.9 million, offset by a decrease in real estate deposits of $1.6 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from our secured credit facility of $43.0 million and a decrease in offering costs related to the issuance of common stock of $9.2 million, offset by a decrease in proceeds from the issuance of common stock of $41.5 million, an increase in distributions to our stockholders of $5.8 million, an increase in repurchases of our common stock of $1.1 million and an increase in payments on our secured credit facility of $0.5 million.

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

We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash - common stockholders	$7,493		$1,740
Distributions reinvested (shares issued)	10,096		2,731
Total distributions	$17,589		$4,471
Source of distributions:
Cash flows provided by operations (1)	$7,493	43%	$1,024	23%
Offering proceeds from issuance of common stock (1)	—	—%	716	16%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	10,096	57%	2,731	61%
Total sources	$17,589	100%	$4,471	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares and Class T shares as of June 30, 2016 were approximately $3,444,000 for common stockholders. These distributions were paid on July 1, 2016.
For the six months ended June 30, 2016, we declared and paid distributions of approximately $17,589,000 to Class A stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2016 of approximately $11,609,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2016, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
Our contractual obligations as of June 30, 2016 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—variable rate debt fixed through interest rate swap (1)	$—	$—	$25,000	$—	$25,000
Interest payments—variable rate debt fixed through interest rate swap (2)	608	1,383	332	—	2,323
Principal payments—variable rate debt	—	70,000	—	—	70,000
Interest payments—variable rate debt	1,414	2,443	—	—	3,857
Capital expenditures	42,357	7,589	—	—	49,946
Total	$44,379	$81,415	$25,332	$—	$151,126

(1)	As of June 30, 2016, we had $25.0 million outstanding principal under the secured credit facility that was fixed through the use of an interest rate swap agreement.

(2)	We used the fixed rate under our interest rate swap agreement as of June 30, 2016 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
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
The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since the fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments), ineffectiveness of interest rate swap; and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
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

The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$1,833	$(1,885)	$3,443	$(2,164)
Adjustments:
Depreciation and amortization	4,300	926	8,166	1,610
FFO attributable to common stockholders	$6,133	$(959)	$11,609	$(554)
Adjustments:
Acquisition related expenses (1)	$1,946	$2,811	$3,611	$3,527
Amortization of intangible assets and liabilities (2)	(124)	—	(249)	6
Straight-line rents (3)	(1,533)	(432)	(2,699)	(747)
Ineffectiveness of interest rate swap	22	—	22	—
MFFO attributable to common stockholders	$6,444	$1,420	$12,294	$2,232
Weighted average common shares outstanding - basic	63,514,780	24,058,949	58,591,709	17,869,872
Weighted average common shares outstanding - diluted	63,530,999	24,058,949	58,608,490	17,869,872
Net income (loss) per common share - basic	$0.03	$(0.08)	$0.06	$(0.12)
Net income (loss) per common share - diluted	$0.03	$(0.08)	$0.06	$(0.12)
FFO per common share - basic	$0.10	$(0.04)	$0.20	$(0.03)
FFO per common share - diluted	$0.10	$(0.04)	$0.20	$(0.03)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We manage our interest rate risk by limiting the impact of interest rate changes on earnings, prepayment penalties and cash flows, and by lowering overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates.
We have entered, and may continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
As of June 30, 2016, $70,000,000 of the $95,000,000 total principal debt outstanding related to the secured credit facility was subject to variable interest rates. As of June 30, 2016, the weighted average interest rate on such debt was 2.20%. As of June 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $350,000 per year.
As of June 30, 2016, we had one interest rate swap agreement outstanding, which matures on December 22, 2020. On June 24, 2016, we entered into the interest rate swap agreement in the amount of $25,000,000. As of June 30, 2016, the aggregate settlement liability value was $134,000. The settlement value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swap of $401,000. This interest rate swap was designated as a hedging instrument.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2016 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2016, our cash flows provided by operations of approximately $9.1 million was a shortfall of approximately $8.5 million, or 48.3%, of our distributions (total distributions were approximately $17.6 million, of which $7.5 million was cash and $10.1 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3.3 million was a shortfall of approximately $12.7 million, or 79.5%, of our distributions (total distributions were approximately $16.0 million, of which $6.4 million was cash and $9.6 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
As of June 30, 2016, we owned 29 real estate investments, located in 23 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, of which four MSAs accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the Oklahoma City, Oklahoma MSA, the Dallas-Fort Worth-Arlington, Texas MSA, and the Cincinnati, Ohio-Kentucky-Indiana MSA accounted for 15.3%, 12.8%, 12.5%, and 10.1%, respectively, of our contractual rental revenue for the six months ended June 30, 2016. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of June 30, 2016, the Company had one tenant's exposure concentration that accounted for 10.0% or more of rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC accounted for 13.2% of rental revenue for the six months ended June 30, 2016.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
As of June 30, 2016, we had $25.0 million of fixed interest rate principal outstanding fixed through interest rate swap and $70.0 million of variable rate principal outstanding. As of June 30, 2016, our weighted average interest rate was 2.32%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On June 24, 2016, we granted an aggregate of 9,000 shares of restricted Class A common stock under our 2014 Restricted Share Plan to our three independent directors in connection with such independent directors’ re-election to our board of directors. Each independent director received 3,000 shares of restricted Class A common stock. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended June 30, 2016.
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
As of June 30, 2016, we had received subscriptions for and issued approximately 68,168,000 shares of our Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $674,158,000 (before selling commissions, dealer manager fees and distribution and servicing fees of approximately $62,625,000 and other offering costs of approximately $13,184,000). As of June 30, 2016, from the net offering proceeds, we had paid approximately $13,489,000 in acquisition fees to our Advisor, approximately $4,457,000 in acquisition costs and approximately $14,032,000 in cash distributions to our stockholders. With the remaining net offering proceeds and proceeds from our secured credit facility, we had acquired $624,861,000 in total real estate investments as of June 30, 2016.
As of June 30, 2016, approximately $3,396,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.
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

During the three months ended June 30, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2016 - 04/30/2016	42,484	$9.84	42,484	$—
05/01/2016 - 05/31/2016	17,719	$9.43	17,719	$—
06/01/2016 - 06/30/2016	22,468	$9.40	22,468	$—
Total	82,671		82,671
During the three months ended June 30, 2016, we repurchased approximately $797,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the June 30, 2016 repurchase date. No shares of Class T common stock were repurchased during the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2015, no Class A shares were repurchased under the share repurchase program.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Subscription Agreement (included as Appendix B to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.2
Additional Subscription Agreement (included as Appendix C to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.3
Automatic Purchase Program Enrollment Form (included as Appendix D to the the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.4
Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

4.5
Form of Multi-Product Subscription Agreement (included as Appendix F to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), and incorporated herein by reference).

10.1
Joinder Agreement, dated June 1, 2016, by HCII HPI-3115 SW 89TH STREET, LLC, DCII-5225 EXCHANGE DRIVE, LLC, and DCII-3255 NEIL ARMSTRONG BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435), filed on June 3, 2016, and incorporated herein by reference).

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