Form 10-Q
period 2016-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2016-11-14
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2016, there were approximately 78,134,000 shares of Class A and Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
Real estate:
Land	$89,857	$48,882
Buildings and improvements, less accumulated depreciation of $14,240 and $5,262, respectively	527,802	361,632
Construction in progress	13,701	—
Total real estate, net	631,360	410,514
Cash and cash equivalents	49,090	31,262
Acquired intangible assets, less accumulated amortization of $6,003 and $2,007, respectively	67,621	54,633
Other assets	22,815	10,218
Total assets	$770,886	$506,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $294 and $103, respectively	$134,706	$89,897
Accounts payable due to affiliates	5,760	741
Accounts payable and other liabilities	12,979	8,244
Intangible lease liabilities, less accumulated amortization of $500 and $98, respectively	7,007	7,409
Total liabilities	160,452	106,291
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 75,580,055 and 48,488,734 shares issued, respectively; 75,333,847 and 48,457,191 shares outstanding, respectively	753	485
Additional paid-in capital	659,651	425,910
Accumulated distributions in excess of earnings	(49,959)	(26,061)
Accumulated other comprehensive loss	(13)	—
Total stockholders’ equity	610,432	400,334
Noncontrolling interests	2	2
Total equity	610,434	400,336
Total liabilities and stockholders’ equity	$770,886	$506,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental revenue	$12,183	$6,230	$33,092	$11,419
Tenant reimbursement revenue	1,411	654	4,129	842
Total revenue	13,594	6,884	37,221	12,261
Expenses:
Rental expenses	1,794	827	5,055	1,149
General and administrative expenses	836	439	2,358	1,366
Acquisition related expenses	1,821	3,760	5,432	7,287
Asset management fees	1,227	639	3,240	1,133
Depreciation and amortization	4,782	2,438	12,948	4,048
Total expenses	10,460	8,103	29,033	14,983
Income (loss) from operations	3,134	(1,219)	8,188	(2,722)
Interest expense, net	626	542	2,237	1,203
Net income (loss) attributable to common stockholders	$2,508	$(1,761)	$5,951	$(3,925)
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$88	$—	$(13)	$—
Other comprehensive income (loss) attributable to common stockholders	88	—	(13)	—
Comprehensive income (loss) attributable to common stockholders	$2,596	$(1,761)	$5,938	$(3,925)
Weighted average number of common shares outstanding:
Basic	71,852,230	34,794,832	63,044,148	23,573,522
Diluted	71,866,949	34,794,832	63,060,086	23,573,522
Net income (loss) per common share attributable to common stockholders:
Basic	$0.03	$(0.05)	$0.09	$(0.17)
Diluted	$0.03	$(0.05)	$0.09	$(0.17)
Distributions declared per common share	$0.16	$0.16	$0.47	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

	No. of Shares	Par Value
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$—	$400,334	$2	$400,336
Issuance of common stock	25,368,284	253	247,998	—	—	248,251	—	248,251
Issuance of common stock under the distribution reinvestment plan	1,718,538	17	16,268	—	—	16,285	—	16,285
Vesting of restricted common stock	4,500	—	41	—	—	41	—	41
Commissions on sale of common stock and related dealer manager fees	—	—	(19,938)	—	—	(19,938)	—	(19,938)
Distribution and servicing fees	—	—	(4,462)	—	—	(4,462)	—	(4,462)
Other offering costs	—	—	(4,125)	—	—	(4,125)	—	(4,125)
Repurchase of common stock	(214,666)	(2)	(2,041)	—	—	(2,043)	—	(2,043)
Distributions declared to common stockholders	—	—	—	(29,849)	—	(29,849)	—	(29,849)
Other comprehensive loss	—	—	—	—	(13)	(13)	—	(13)
Net income	—	—	—	5,951	—	5,951	—	5,951
Balance, September 30, 2016	75,333,847	$753	$659,651	$(49,959)	$(13)	$610,432	$2	$610,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,951	$(3,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,948	4,048
Amortization of deferred financing costs	703	481
Amortization of above-market leases	27	20
Amortization of intangible lease liabilities	(402)	(44)
Straight-line rent	(4,344)	(1,549)
Stock-based compensation	41	23
Ineffectiveness of interest rate swap	(49)	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,042	3,380
Accounts payable due to affiliates	230	266
Other assets	(610)	(1,800)
Net cash provided by operating activities	15,537	900
Cash flows from investing activities:
Investment in real estate	(239,729)	(257,138)
Capital expenditures	(4,380)	(640)
Escrow funds, net	(2,490)	478
Real estate deposits, net	(5,287)	(281)
Net cash used in investing activities	(251,886)	(257,581)
Cash flows from financing activities:
Proceeds from issuance of common stock	248,251	311,955
Proceeds from credit facility	115,000	72,000
Payments on credit facility	(70,000)	(39,500)
Payments of deferred financing costs	(767)	(581)
Repurchases of common stock	(2,043)	(155)
Offering costs on issuance of common stock	(23,979)	(36,618)
Distributions to stockholders	(12,285)	(3,759)
Net cash provided by financing activities	254,177	303,342
Net change in cash and cash equivalents	17,828	46,661
Cash and cash equivalents - Beginning of period	31,262	3,694
Cash and cash equivalents - End of period	$49,090	$50,355
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $293 and $0, respectively	$1,887	$600
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$16,285	$5,795
Distribution and servicing fees accrued	$4,226	$—
Liability assumed at acquisition	$1,236	$—
Accrued capital expenditures	$1,469	$—
Net unrealized loss on interest rate swap	$(13)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016
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
As of September 30, 2016, the Company had issued approximately 75,573,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $746,094,000, before selling commissions and dealer manager fees of approximately $64,577,000, distribution and servicing fees of approximately $4,462,000 and other offering costs of approximately $14,383,000. As of September 30, 2016, the Company had approximately $1,603,906,000 in Class A shares and Class T shares of common stock remaining in the Offering.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of September 30, 2016, the Company owned 30 real estate investments, consisting of 43 properties, located in 24 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Concentration of Credit Risk and Significant Leases
As of September 30, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of September 30, 2016, the Company owned real estate investments in 24 MSAs and one µSA, three MSAs of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, and the Dallas-Fort Worth-Arlington, Texas MSA accounted for 15.9%, 14.5%, and 11.9%, respectively, of contractual rental revenue for the nine months ended September 30, 2016.
As of September 30, 2016, the Company had two exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC and the leases with Healthcare Partners Investments, LLC accounted for 12.6% and 11.4%, respectively, of contractual rental revenue for the nine months ended September 30, 2016.
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
Share Repurchase Program
The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all repurchases of shares of common stock during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. During the nine months ended September 30, 2016, the Company received valid repurchase requests related to 214,666 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $2,043,000 (an average of $9.52 per share). During the nine months ended September 30, 2015, the Company received valid repurchase requests related to 15,511 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $155,000 (an average of $9.99 per share). During the nine months ended September 30, 2016 and 2015, the Company did not receive repurchase requests related to Class T shares.
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
Secured credit facility—The outstanding principal of the secured credit facility – variable was $110,000,000 and $90,000,000, which approximated its fair value as of September 30, 2016 and December 31, 2015, respectively. The interest on the secured credit facility – variable is calculated at the London Interbank Offered Rate, or LIBOR, plus an applicable margin.

The interest rate resets to market on a monthly basis. The fair value of the Company's secured credit facility – variable is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility – variable rate fixed through an interest rate swap agreement (Level 2) was approximately $24,777,000 as of September 30, 2016 as compared to the outstanding principal of $25,000,000 as of September 30, 2016.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 (amounts in thousands):

	September 30, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
The Company did not have financial assets and liabilities required to be measured at fair value as of December 31, 2015.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the income or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.
In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three and nine months ended September 30, 2016, diluted earnings per share reflected the effect of approximately 15,000 and 16,000, respectively, of non-vested shares of restricted Class A common stock that were outstanding as of such period. For the three and nine months ended September 30, 2015, there were 15,750 shares of non-vested restricted Class A common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.
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
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years beginning after, and interim periods within, December 15, 2019. Early adoption is permitted for fiscal years beginning after, and interim periods within, December 15, 2018.  The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-15 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments
During the nine months ended September 30, 2016, the Company purchased 15 real estate properties, of which 12 were determined to be business combinations and three were determined to be asset acquisitions. See Note 4—"Business Combinations" for further discussion of business combinations. The following table summarizes the consideration transferred for all real estate properties acquired during the nine months ended September 30, 2016 (amounts in thousands):

Nine Months Ended September 30, 2016
Investments in real estate:
Purchase price of business combinations (1)	$207,447
Purchase price of asset acquisitions	33,518
Total purchase price of real estate investments acquired	$240,965

(1)	In connection with one business combination, the Company assumed a $1,236,000 contractual liability during the nine months ended September 30, 2016.
Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company expensed acquisition fees and expenses of approximately $1,684,000 and $3,760,000 for the three months ended September 30, 2016 and 2015, respectively, and $5,052,000 and $7,287,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company capitalized acquisition fees and expenses of approximately $2,037,000 and $234,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company did not capitalize any acquisition fees and expenses for the three months ended September 30, 2016 and 2015. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the nine months ended September 30, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Business Combinations
During the nine months ended September 30, 2016, the Company completed the acquisition of 100% of the interests in 12 real estate properties (four data centers and eight healthcare properties) that were determined to be business combinations. The aggregate purchase price of the acquisitions determined to be business combinations was $207,447,000, plus closing costs.
The following table summarizes the acquisitions determined to be business combinations during the nine months ended September 30, 2016:

Property Description	Date Acquired	Ownership Percentage
HPI — Edmond	01/20/2016	100%
HPI — Oklahoma City III	01/27/2016	100%
HPI — Oklahoma City IV	01/27/2016	100%
Alpharetta Data Center III	02/02/2016	100%
Flint Data Center	02/02/2016	100%
HPI — Newcastle	02/03/2016	100%
HPI — Oklahoma City V	02/11/2016	100%
HPI — Oklahoma City VI	03/07/2016	100%
HPI — Oklahoma City VII	06/22/2016	100%
Somerset Data Center	06/29/2016	100%
Integris Lakeside Women's Hospital	06/30/2016	100%
AT&T Hawthorne Data Center	09/27/2016	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statements of comprehensive income (loss) for three and nine months ended September 30, 2016 for the period subsequent to the acquisition date of each property. For the period from the first acquisition date through September 30, 2016, the Company recorded $4,588,000 in revenues and a net loss of $3,286,000 for its business combination acquisitions.
The following table summarizes management’s preliminary allocation of the fair value of the acquisitions determined to be business combinations during the nine months ended September 30, 2016 (amounts in thousands):

Total
Land	$29,012
Buildings and improvements	162,340
In-place leases	14,664
Tenant improvements	1,431
Total assets acquired	$207,447
Assuming the business combinations described above had occurred on January 1, 2015, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis:
Revenues	$15,017	$13,050	$43,538	$37,081
Net income attributable to common stockholders	$4,471	$4,929	$13,383	$1,792
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.07	$0.18	$0.03
Diluted	$0.06	$0.07	$0.18	$0.03
The condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include pro forma adjustments related to the acquisitions during 2016 and 2015. The pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude approximately $1,684,000 and $5,052,000, respectively, of acquisition fees and costs recorded related to the Company's real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	September 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $5,935 and $1,967, respectively (with a weighted average remaining life of 13.1 years and 14.5 years, respectively)	$66,791	$53,776
Above-market leases, net of accumulated amortization of $52 and $32, respectively (with a weighted average remaining life of 7.7 years and 8.4 years, respectively)	202	222
Ground lease interest, net of accumulated amortization of $16 and $9, respectively (with a weighted average remaining life of 67.0 years and 67.8 years, respectively)	628	635
	$67,621	$54,633
The aggregate weighted average remaining life of the acquired intangible assets was 13.6 years and 15.1 years as of September 30, 2016 and December 31, 2015, respectively.

Note 6—Other Assets
Other assets consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $1,488 and $802, respectively	$2,590	$2,717
Real estate escrow deposits	5,730	443
Restricted cash held in escrow	4,417	1,927
Tenant receivables	2,107	2,065
Straight-line rent receivable	6,806	2,462
Prepaid and other assets	1,129	604
Derivative assets	36	—
	$22,815	$10,218
Note 7—Future Minimum Rent
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2016	$12,009
2017	48,533
2018	49,396
2019	50,013
2020	49,153
Thereafter	494,425
$703,529

Note 8—Credit Facility
The Company's debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Secured credit facility:
Revolving line of credit	$85,000	$65,000
Term loan	50,000	25,000
Total secured credit facility, principal amount outstanding	135,000	90,000
Unamortized deferred financing costs related to the term loan secured credit facility	(294)	(103)
Total secured credit facility, net of deferred financing costs	$134,706	$89,897
Significant activities regarding the secured credit facility since December 31, 2015 include:

•	During the nine months ended September 30, 2016, the Company drew $115,000,000 and repaid $70,000,000 on the secured credit facility.

•
During the nine months ended September 30, 2016, the Company increased the borrowing base availability under the secured credit facility by $81,120,000 by adding 14 properties to the aggregate pool availability.

•	During the nine months ended September 30, 2016, the Company entered into an interest rate swap agreement to effectively fix LIBOR on $25,000,000 of the term loan of the secured credit facility.

•
On September 30, 2016, the Operating Partnership and certain of the Company's subsidiaries amended certain agreements related to the secured credit facility to increase the maximum commitments available under the secured credit facility from $265,000,000 to an aggregate of up to $315,000,000, consisting of a $265,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to the Operating Partnership’s right for two 12-month extension periods, and a $50,000,000 term loan, with a maturity date of December 22, 2019, subject to the Operating Partnership’s right for one 12-month extension period. Subject to certain conditions, the secured credit facility can be increased to $550,000,000.

•
As of September 30, 2016, the Company had a total pool availability under the secured credit facility of $252,479,000 and an aggregate outstanding principal balance of $135,000,000. As of September 30, 2016, $117,479,000 remained to be drawn on the secured credit facility.

The principal payments due on the secured credit facility for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2016	$—
2017	—
2018	85,000
2019	50,000
2020	—
Thereafter	—
$135,000
Note 9—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	September 30, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $500 and $98, respectively (with a weighted average remaining life of 13.8 years and 14.5 years, respectively)	$7,007	$7,409
	$7,007	$7,409

Note 10—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 11—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross proceeds. As of September 30, 2016, the Advisor and its affiliates incurred approximately $11,732,000 on the Company’s behalf in offering costs. The Company accrued approximately $549,000 of other organization and offering expenses as of September 30, 2016. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred or as such amounts are reimbursed to the Advisor.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended September 30, 2016 and 2015, the Company incurred approximately $1,590,000 and $2,673,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred approximately $5,760,000 and $5,144,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
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
Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the three months ended September 30, 2016 and 2015, the Company incurred approximately $1,227,000 and $639,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred approximately

$3,240,000 and $1,133,000, respectively, in asset management fees. As of September 30, 2016, the Company did not issue any Class B Units.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of monthly gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. For the three months ended September 30, 2016 and 2015, the Company incurred approximately $353,000 and $174,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred approximately $964,000 and $314,000, respectively, in property management fees to the Property Manager, which are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. As of September 30, 2016, the Company has not incurred any leasing commissions to the Property Manager.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three and nine months ended September 30, 2016, the Company incurred $265,000 in construction management fees to the Property Manager. For the three and nine months ended September 30, 2015, the Company did not incur construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended September 30, 2016 and 2015, the Advisor allocated approximately $337,000 and $223,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Advisor allocated approximately $935,000 and $586,000, respectively, in operating expenses to the Company, which are included as part of general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of September 30, 2016, the Company has not incurred any disposition fees to the Advisor or its affiliates.
The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of September 30, 2016, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of September 30, 2016, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.

Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
Certain affiliates of the Company receive fees in connection with the Offering and will continue to receive fees during the acquisition, management and sale of assets of the Company.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares.The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the three months ended September 30, 2016 and 2015, the Company incurred approximately $4,994,000 and $8,285,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred approximately $19,938,000 and $29,606,000, respectively, in selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) the fourth anniversary of the last day of the fiscal quarter in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee will be paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution and servicing fee with respect to Class A shares. For the three and nine months ended September 30, 2016, the Company incurred approximately $1,420,000 and $4,462,000, respectively, in distribution and servicing fees to the Dealer Manager. For the three and nine months ended September 30, 2015, the Company did not incur distribution and servicing fees to the Dealer Manager because it had not sold any Class T shares.
Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	September 30, 2016	December 31, 2015
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$443	$290
Carter Validus Real Estate Management Services II, LLC	Property management fees	140	101
Carter Validus Real Estate Management Services II, LLC	Construction management fees	265	—
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	134	96
Carter Validus Advisors II, LLC and its affiliates	Offering costs	549	250
SC Distributors, LLC	Distribution and servicing fees	4,226	—
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	3	4
		$5,760	$741

Note 12—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the nine months ended September 30, 2016 and 2015.
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
Summary information for the reportable segments during the three and nine months ended September 30, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2016
Revenue:
Rental and tenant reimbursement revenue	$2,497	$11,097	$13,594
Expenses:
Rental expenses	(440)	(1,354)	(1,794)
Segment net operating income	$2,057	$9,743	11,800

Expenses:
General and administrative expenses			(836)
Acquisition related expenses			(1,821)
Asset management fees			(1,227)
Depreciation and amortization			(4,782)
Income from operations			3,134
Interest expense, net			(626)
Net income attributable to common stockholders			$2,508

	Data Centers	Healthcare	Three Months Ended September 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$543	$6,341	$6,884
Expenses:
Rental expenses	(90)	(737)	(827)
Segment net operating income	$453	$5,604	6,057

Expenses:
General and administrative expenses			(439)
Acquisition related expenses			(3,760)
Asset management fees			(639)
Depreciation and amortization			(2,438)
Loss from operations			(1,219)
Interest expense, net			(542)
Net loss attributable to common stockholders			$(1,761)

	Data Centers	Healthcare	Nine Months Ended September 30, 2016
Revenue:
Rental and tenant reimbursement revenue	$6,211	$31,010	$37,221
Expenses:
Rental expenses	(1,011)	(4,044)	(5,055)
Segment net operating income	$5,200	$26,966	32,166

Expenses:
General and administrative expenses			(2,358)
Acquisition related expenses			(5,432)
Asset management fees			(3,240)
Depreciation and amortization			(12,948)
Income from operations			8,188
Interest expense, net			(2,237)
Net income attributable to common stockholders			$5,951

	Data Centers	Healthcare	Nine Months Ended September 30, 2015
Revenue:
Rental and tenant reimbursement revenue	$724	$11,537	$12,261
Expenses:
Rental expenses	(98)	(1,051)	(1,149)
Segment net operating income	$626	$10,486	11,112

Expenses:
General and administrative expenses			(1,366)
Acquisition related expenses			(7,287)
Asset management fees			(1,133)
Depreciation and amortization			(4,048)
Loss from operations			(2,722)
Interest expense, net			(1,203)
Net loss attributable to common stockholders			$(3,925)
Assets by each reportable segment as of September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Assets by segment:
Data centers	$179,629	$44,207
Healthcare	533,786	427,878
All other	57,471	34,542
Total assets	$770,886	$506,627
Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$134,831	$33,114
Healthcare	109,278	224,664
Total capital additions and acquisitions	$244,109	$257,778
Note 13—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of September 30, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$4,245	$2,283
Accrued interest expense	290	221
Accrued property taxes	1,456	505
Distributions payable to stockholders	3,826	2,548
Tenant deposits	1,765	1,848
Deferred rental income	1,397	839
	$12,979	$8,244

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
During the nine months ended September 30, 2016, the Company's derivative instrument was used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivative is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recognized income of $71,000 and $49,000, respectively, due to ineffectiveness of its hedge of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive loss related to the derivative will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $56,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
See Note 2—"Summary of Significant Accounting Policies" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instrument (amounts in thousands):

Derivative Designated as Hedging Instrument	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2016			December 31, 2015
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swap	Other assets	07/01/2016	12/22/2020	$25,000	$36	$—	$—	$—	$—
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

The table below summarizes the amount of income and loss recognized on the interest rate derivative designated as a cash flow hedge for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

Derivative in Cash Flow Hedging Relationship	Amount of (Loss) Income Recognized in OCI on Derivative (Effective Portion)	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended September 30, 2016
Interest rate swap	$62	Interest expense, net	$(26)
Total	$62		$(26)
Three Months Ended September 30, 2015
Interest rate swap	$—	Interest expense, net	$—
Total	$—		$—
Nine Months Ended September 30, 2016
Interest rate swap	$(39)	Interest expense, net	$(26)
Total	$(39)		$(26)
Nine Months Ended September 30, 2015
Interest rate swap	$—	Interest expense, net	$—
Total	$—		$—
Credit Risk-Related Contingent Features
The Company has an agreement with its derivative counterparty that contains cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2016, the fair value of the derivative in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $23,000. As of September 30, 2016, there were no termination events or events of default related to the interest rate swap.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset its derivative asset position in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative asset position as of September 30, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2016	$36	$—	$36	$—	$—	$36
The Company did not have any financial instruments hedged through interest rate swaps as of December 31, 2015.
The Company reports the derivative in the accompanying condensed consolidated balance sheets as other assets.

Note 15—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—
Other comprehensive loss before reclassification	(39)	(39)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	26	26
Other comprehensive loss	(13)	(13)
Balance as of September 30, 2016	$(13)	$(13)
The following table presents reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2016	2015
Interest rate swap contracts	$26	—	Interest expense, net
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
Note 17—Subsequent Events
Distributions to Stockholders Paid
On October 3, 2016, the Company paid aggregate distributions of approximately $3,441,000 to Class A stockholders ($1,569,000 in cash and $1,872,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid aggregate distributions of approximately $3,646,000 to Class A stockholders ($1,676,000 in cash and $1,970,000 in shares of the Company’s Class A common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016.
On October 3, 2016, the Company paid aggregate distributions of approximately $385,000 to Class T stockholders ($136,000 in cash and $249,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid aggregate distributions of approximately $444,000 to Class T stockholders ($159,000 in cash and $285,000 in shares of the Company’s Class T common stock issued pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016.

Distributions Declared
Class A Shares
On November 3, 2016, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on December 1, 2016 and ending on February 28, 2017. The distributions for December 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001762273 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.078 per share of Class A common stock. The distributions for January 2017 and February 2017 will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.4%, assuming a purchase price of $10.078. The distributions declared for each record date in December 2016, January 2017 and February 2017 will be paid in January 2017, February 2017 and March 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On November 3, 2016, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on December 1, 2016 and ending February 28, 2017. The distributions for December 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001497440 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.649 per share. The distributions for January 2017 and February 2017 will be calculated based on 365 days in the calendar year and will be equal to $0.001501543, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.649 per share. The distributions declared for each record date in December 2016, January 2017 and February 2017 will be paid in January 2017, February 2017 and March 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Offering
As of November 10, 2016, the Company had accepted investors’ subscriptions for and issued approximately 78,401,000 shares of Class A and Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $773,692,000 including shares of its common stock issued pursuant to the DRIP. As of November 10, 2016, the Company had approximately $1,576,308,000 in Class A shares and Class T shares of common stock remaining in the Offering.
Acquisition of the McLean Data Center Portfolio
On October 17, 2016, the Company acquired 100% of the interest in a data center portfolio consisting of two properties, or the McLean Data Center Portfolio, for an aggregate purchase price of $85,000,000, plus closing costs. The Company financed the purchase of the McLean Data Center using net proceeds from the Offering and proceeds from the secured credit facility. The McLean Data Center Portfolio is leased to multiple tenants.
Acquisition of the Select Medical Rehabilitation Facility
On November 1, 2016, the Company acquired 100% of the interest in a healthcare facility, or the Select Medical Rehabilitation Facility, for an aggregate purchase price of $63,580,000, plus closing costs. The Company financed the purchase of the Select Medical Rehabilitation Facility using net proceeds from the Offering and proceeds from the secured credit facility. The Select Medical Rehabilitation Facility is leased to a single tenant.
Acquisition of the Andover Data Center II
On November 8, 2016, the Company acquired 100% of the interest in a data center property, or the Andover Data Center II, for an aggregate purchase price of $37,000,000, plus closing costs. The Company financed the purchase of the Andover Data Center II using net proceeds from the Offering and proceeds from the secured credit facility. The Andover Data Center II is leased to multiple tenants.

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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering shares of Class A common stock and shares of Class T common stock, in any combination, with a dollar value up to $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in the primary offering and $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a "best efforts" basis, or the Offering. Through September 30, 2016, the initial offering price for the shares in our primary offering was $10.00 per Class A share and $9.574 per Class T share.
On September 29, 2016, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of $9.07 of each of our Class A common stock and Class T common stock, or the Estimated Per Share NAV, as of June 30, 2016, for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. In connection with the Estimated Per Share NAV, our board of directors unanimously approved the increased primary offering price of $10.078 per Class A share, which reflects the $9.07 Estimated Per Share NAV, a 7.0% selling commission and a 3.0% dealer manager fee, and the increased primary offering price of $9.649 per Class T share, which reflects the $9.07 Estimated Per Share NAV, a 3.0% selling commission and a 3.0% dealer manager fee, effective October 1, 2016. Further, the Board approved $9.574 as the per share purchase price of Class A shares pursuant to the DRIP and $9.167 as the per share purchase price of Class T shares pursuant to the DRIP, effective October 1, 2016. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.

As of September 30, 2016, we had accepted investors’ subscriptions for and issued approximately 75,573,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $746,094,000, before selling commissions and dealer manager fees of approximately $64,577,000, distribution and servicing fees of approximately $4,462,000 and other offering costs of approximately $14,383,000. As of September 30, 2016, we had approximately $1,603,906,000 in Class A shares and Class T shares of common stock remaining in our Offering. We will not pay distribution and servicing fees with respect to shares of Class A common stock or shares of Class T common stock issued pursuant to the DRIP.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2016, we had purchased 30 real estate investments, consisting of 43 properties, comprising approximately 2,299,000 of gross rentable square feet for an aggregate purchase price of approximately $704,364,000.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2016 and 2015:

	September 30,
	2016		2015
Number of commercial operating real estate properties	41	(1)	21
Leased rentable square feet	2,298,000		1,207,000
Weighted average percentage of rentable square feet leased	99.9%		100.0%

(1)	As of September 30, 2016, we owned 43 real estate properties, two of which were under construction.
The following table summarizes our real estate properties' activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Commercial operating real estate properties acquired	1	8	13	(1)	15
Approximate aggregate purchase price of acquired real estate properties	$79,500,000	$133,331,000	$227,364,000	(1)	$257,138,000
Leased rentable square feet	288,000	503,000	769,000		885,000

(1)	During the nine months ended September 30, 2016, we acquired 15 real estate properties, two of which were under construction. The properties under construction were purchased for $13,601,000.
The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.
This section describes and compares our results of operations for the three and nine months ended September 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change

Same store rental revenue	$4,489	$4,489	$—
Non-same store rental revenue	7,693	1,740	5,953
Same store tenant reimbursement revenue	586	496	90
Non-same store tenant reimbursement revenue	825	158	667
Other operating income	1	1	—
Total revenue	$13,594	$6,884	$6,710

•
Same store rental revenue was unchanged. Adjustments to straight-line rental revenue offset the increase in contractual rental revenue resulting from average annual rent escalations of 1.94% at our same store properties.

•	Non-same store rental revenue increased $6.0 million due to the acquisition of 28 operating properties since July 1, 2015.

•	Non-same store tenant reimbursement revenue increased $0.7 million due to the acquisition of 28 operating properties since July 1, 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change

Same store rental expenses	$717	$621	$96
Non-same store rental expenses	1,077	206	871
General and administrative expenses	836	439	397
Acquisition related expenses	1,821	3,760	(1,939)
Asset management fees	1,227	639	588
Depreciation and amortization	4,782	2,438	2,344
Total expenses	$10,460	$8,103	$2,357

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 28 operating properties since July 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.2 million, an increase in personnel costs of $0.1 million and an increase in other administrative costs of $0.1 million, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended September 30, 2016, we acquired one real estate property for an aggregate purchase price of $79.5 million as compared to eight real estate properties for an aggregate purchase price of $133.3 million during the three months ended September 30, 2015.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $516.2 million as of September 30, 2016, as compared to $138.6 million as of September 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments to $450.8 million as of September 30, 2016, as compared to $121.8 million as of September 30, 2015.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Interest expense, net:
Interest on secured credit facility	$(590)	$(378)	$(212)
Amortization of deferred financing costs	(256)	(190)	(66)
Cash deposits interest	28	26	2
Capitalized interest	192	—	192
Total interest expense, net	(626)	(542)	(84)
Net income (loss) attributable to common stockholders	$2,508	$(1,761)	$4,269

•
Interest on secured credit facility increased due to an increase in the average outstanding principal balance on the secured credit facility. The outstanding principal balance of the secured credit facility was $135.0 million as of September 30, 2016, and $70.0 million as of September 30, 2015.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $15.2 million for the three months ended September 30, 2016, as compared to having no development properties during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change

Same store rental revenue	$5,649	$5,647	$2
Non-same store rental revenue	27,440	5,765	21,675
Same store tenant reimbursement revenue	232	230	2
Non-same store tenant reimbursement revenue	3,897	612	3,285
Other operating income	3	7	(4)
Total revenue	$37,221	$12,261	$24,960

•
An insignificant increase in same store rental revenue relates to the consumer price index base rent escalation at certain same store properties. In addition, adjustments to straight-line rental revenue were offset by the increase in contractual rental revenue resulting from average annual rent escalations of 2.17% at our same store properties.

•	Non-same store rental revenue increased $21.7 million due to the acquisition of 35 operating properties since January 1, 2015.

•	Non-same store tenant reimbursement revenue increased $3.3 million due to the acquisition of 35 operating properties since January 1, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change

Same store rental expenses	$351	$367	$(16)
Non-same store rental expenses	4,704	782	3,922
General and administrative expenses	2,358	1,366	992
Acquisition related expenses	5,432	7,287	(1,855)
Asset management fees	3,240	1,133	2,107
Depreciation and amortization	12,948	4,048	8,900
Total expenses	$29,033	$14,983	$14,050

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 35 operating properties since January 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.4 million, an increase in other administrative costs of $0.4 million and an increase in personnel costs of $0.2 million, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the nine months ended September 30, 2016, we acquired 12 real estate properties for an aggregate purchase price of $207.4 million as compared to ten real estate properties for an aggregate purchase price of $249.4 million during the nine months ended September 30, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held to $516.2 million as of September 30, 2016, as compared to $138.6 million as of September 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $450.8 million as of September 30, 2016, as compared to $121.8 million as of September 30, 2015.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Interest expense, net:
Interest on secured credit facility	$(1,907)	$(765)	$(1,142)
Amortization of deferred financing costs	(703)	(481)	(222)
Cash deposits interest	80	43	37
Capitalized interest	293	—	293
Total interest expense, net	(2,237)	(1,203)	(1,034)
Net income (loss) attributable to common stockholders	$5,951	$(3,925)	$9,876

•
Interest on secured credit facility increased due to an increase in the average outstanding principal balance on the secured credit facility. The outstanding principal balance of the secured credit facility was $135.0 million as of September 30, 2016, and $70.0 million as of September 30, 2015.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $8.0 million for the nine months ended September 30, 2016, as compared to having no development properties during the nine months ended September 30, 2015.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $11,732,000 as of September 30, 2016. As of September 30, 2016, we reimbursed our Advisor or its affiliates approximately $10,751,000 in other offering costs, we paid our Advisor or its affiliates $432,000 in other offering costs related to subscription agreements and accrued approximately $549,000 of other offering costs. As of September 30, 2016, we incurred approximately $69,039,000 in selling commissions, dealer manager fees and distribution and servicing fees to our Dealer Manager. As of September 30, 2016, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $14,383,000.
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases, with tenants, that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include scheduled increases in contractual base rent receipts, reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.
Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our current and future indebtedness and to pay distributions to our stockholders. Our sources of funds are primarily the net proceeds of our Offering, funds equal to amounts reinvested in the DRIP, operating cash flows, the secured credit facility and other borrowings. In addition, we require resources to make certain payments to our Advisor and our Dealer Manager, which, during our Offering, include payments to our Advisor and its affiliates for reimbursement of other organization and offering expenses and other costs incurred on our behalf, and payments to our Dealer Manager and its affiliates for selling commissions, dealer manager fees, distribution and servicing fees, and offering expenses.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, net proceeds from our Offering, borrowings on the secured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and repurchases to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the secured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders, proceeds from our Offering and funds equal to amounts reinvested in the DRIP.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as proceeds from our Offering, borrowings on the secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We estimate that we will require approximately $41.0 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2016, we had $4.4 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2016, we had approximately $49.1 million in cash and cash equivalents. For the nine months ended September 30, 2016, we had capital expenditures of $4.4 million that primarily related to three healthcare real estate investments.

Credit Facility
On September 30, 2016, the Operating Partnership and certain of our subsidiaries amended certain agreements related to the secured credit facility to increase the maximum commitments available under the secured credit facility from $265,000,000 to an aggregate of up to $315,000,000, consisting of a $265,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $50,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension. The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 8—"Credit Facility" to the condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.
As of September 30, 2016, we had a total pool availability under the secured credit facility of $252,479,000 and an aggregate outstanding principal balance of $135,000,000. As of September 30, 2016, $117,479,000 remained available to be drawn on the secured credit facility.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$15,537	$900	$14,637
Net cash used in investing activities	$(251,886)	$(257,581)	$5,695
Net cash provided by financing activities	$254,177	$303,342	$(49,165)
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities decreased primarily due to a decrease in investments in real estate of $17.4 million, offset by an increase in real estate deposits, net, of $5.0 million, an increase in escrow funds, net, of $3.0 million, and an increase in capital expenditures of $3.7 million.

Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from the issuance of common stock of $63.7 million, an increase in payments on the secured credit facility of $30.5 million, an increase in distributions to our stockholders of $8.5 million, an increase in repurchases of our common stock of $1.9 million and an increase in payments of deferred financing costs of $0.2 million, offset by an increase in proceeds from the secured credit facility of $43.0 million and a decrease in offering costs related to the issuance of common stock of $12.6 million.

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

We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash - common stockholders	$12,285		$3,759
Distributions reinvested (shares issued)	16,285		5,795
Total distributions	$28,570		$9,554
Source of distributions:
Cash flows provided by operations (1)	$12,285	43%	$900	9%
Offering proceeds from issuance of common stock (1)	—	—%	2,859	30%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	16,285	57%	5,795	61%
Total sources	$28,570	100%	$9,554	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares and Class T shares as of September 30, 2016 were approximately $3,826,000 for common stockholders. These distributions were paid on October 3, 2016.
For the nine months ended September 30, 2016, we declared and paid distributions of approximately $28,570,000 to Class A stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2016 of approximately $18,899,000. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2016, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
Our contractual obligations as of September 30, 2016 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—variable rate debt fixed through interest rate swap (1)	$—	$—	$25,000	$—	$25,000
Interest payments—variable rate debt fixed through interest rate swap (2)	666	1,513	182	—	2,361
Principal payments—variable rate debt	—	85,000	25,000	—	110,000
Interest payments—variable rate debt	2,546	4,176	158	—	6,880
Capital expenditures	41,002	8,234	—	—	49,236
Total	$44,214	$98,923	$50,340	$—	$193,477

(1)	As of September 30, 2016, we had $25.0 million outstanding principal under the secured credit facility that was fixed through the use of an interest rate swap agreement.

(2)	We used the fixed rate under our interest rate swap agreement as of September 30, 2016 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements. On October 17, 2016, we entered into the fourth amendment to the dealer manager agreement with our Advisor and Dealer Manager to, among other things, obligate our Advisor to pay certain amounts to our Dealer Manager in connection with volume discount purchases. More specifically, with respect to sales of Class T shares of $2,000,000 or above to a qualifying purchaser (as defined in our prospectus), our Advisor will pay our Dealer Manager an amount equal to 1.0% of the gross offering proceeds of each purchase, in addition to the applicable dealer manager fee payable by us to our Dealer Manager. Further, with respect to sales of Class T shares of $5,000,000 or above to a qualifying purchaser (as defined in our prospectus), our Advisor will pay our Dealer Manager an additional amount equal to 1.0% of the gross offering proceeds of each purchase.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments) and ineffectiveness of interest rate swap. The other adjustments included in the IPA’s guidelines are not applicable to us.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure. However, it may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
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

The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$2,508	$(1,761)	$5,951	$(3,925)
Adjustments:
Depreciation and amortization	4,782	2,438	12,948	4,048
FFO attributable to common stockholders	$7,290	$677	$18,899	$123
Adjustments:
Acquisition related expenses (1)	$1,821	$3,760	$5,432	$7,287
Amortization of intangible assets and liabilities (2)	(126)	(30)	(375)	(24)
Straight-line rents (3)	(1,645)	(802)	(4,344)	(1,549)
Ineffectiveness of interest rate swap	(71)	—	(49)	—
MFFO attributable to common stockholders	$7,269	$3,605	$19,563	$5,837
Weighted average common shares outstanding - basic	71,852,230	34,794,832	63,044,148	23,573,522
Weighted average common shares outstanding - diluted	71,866,949	34,794,832	63,060,086	23,573,522
Net income (loss) per common share - basic	$0.03	$(0.05)	$0.09	$(0.17)
Net income (loss) per common share - diluted	$0.03	$(0.05)	$0.09	$(0.17)
FFO per common share - basic	$0.10	$0.02	$0.30	$0.01
FFO per common share - diluted	$0.10	$0.02	$0.30	$0.01

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

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
As of September 30, 2016, $110,000,000 of the $135,000,000 total principal debt outstanding related to the secured credit facility was subject to variable interest rates. As of September 30, 2016, the weighted average interest rate on such debt was 2.52%. As of September 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $550,000 per year.
As of September 30, 2016, we had one interest rate swap agreement outstanding, which matures on December 22, 2020. As of September 30, 2016, the aggregate settlement asset value was $23,000. The settlement value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of September 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swap of $524,000. This interest rate swap was designated as a hedging instrument.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2016 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2016, our cash flows provided by operations of approximately $15.5 million was a shortfall of approximately $13.1 million, or 45.8%, of our distributions (total distributions were approximately $28.6 million, of which $12.3 million was cash and $16.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3.3 million was a shortfall of approximately $12.7 million, or 79.5%, of our distributions (total distributions were approximately $16.0 million, of which $6.4 million was cash and $9.6 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
As of September 30, 2016, we owned 30 real estate investments, located in 24 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, of which three MSAs accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, and the Dallas-Fort Worth-Arlington, Texas MSA accounted for 15.9%, 14.5%, and 11.9%, respectively, of our contractual rental revenue for the nine months ended September 30, 2016. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of September 30, 2016, the Company had two exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC and the leases with Healthcare Partners Investments, LLC accounted for 12.6% and 11.4%, respectively, of contractual rental revenue for the nine months ended September 30, 2016.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
As of September 30, 2016, we had $25.0 million of fixed interest rate principal outstanding fixed through interest rate swap and $110.0 million of variable rate principal outstanding. As of September 30, 2016, our weighted average interest rate was 2.59%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Our estimated value per share of our Class A common stock and Class T common stock are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.
The offering prices per Class A share and Class T share are based on our estimated per share NAV of each of our Class A common stock and Class T common stock as of June 30, 2016, as determined by our board of directors on September 29, 2016, which we refer to collectively as our Estimated Per Share NAV, and any applicable per share upfront selling commissions and dealer manager fees.
The price at which stockholders purchase shares and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the company, because the amount of proceeds available for investment from this offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale.
There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that pursuant to FINRA rules the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our Estimated Per Share NAV will be done at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.
The purchase prices you pay for shares of our Class A common stock and Class T common stock are based on the Estimated Per Share NAV at a given point in time, and any applicable per share upfront selling commissions and dealer manager fees. Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you pay may be higher than the value of our assets per share of common stock at the time of your purchase.
The per share price for Class A shares and Class T shares in our primary offering and pursuant to our DRIP are based on our most recent Estimated Per Share NAV and applicable upfront commissions and fees. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals.
Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with our advisor and Stanger. Stanger prepared an appraisal report summarizing key information and assumptions and providing a value on 40 of our 42 properties in our portfolio as of June 30, 2016. Stanger also prepared a net asset value report, which estimates the Per Share NAV of each of our Class A and Class T common stock as of June 30, 2016. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2016, and was performed in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our per share NAV for each of our Class A common stock and Class T common stock will be prepared at least annually.
Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent Estimated Per Share NAV was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed on September 30, 2016 regarding the Estimated Per Share NAV, we do not intend to release individual property value estimates or any of the data supporting the Estimated Per Share NAV. See the section of our prospectus captioned “Investment Objectives, Strategy and Policies - Dilution of the Net Tangible Book Value of Our Shares” for further discussion.
It may be difficult to accurately reflect material events that may impact our estimated per share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent third-party valuation expert will calculate estimates of the market value of our principal real estate and real estate-related assets, and our board of directors will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent third-party valuation expert. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share repurchase program.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. We are offering shares of Class A common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum offering amount. Through September 30, 2016, the initial offering price for the shares in the primary offering was $10.00 per Class A share and $9.574 per Class T share and the purchase price for shares in our DRIP was $9.50 per Class A share and $9.095 per Class T share. Effective October 1, 2016, the offering price for shares in the primary offering is $10.078 per Class A share and $9.649 per Class T share and the purchase price for shares in our DRIP is $9.574 per Class A share and $9.167 per Class T share.
As of September 30, 2016, we had received subscriptions for and issued approximately 75,573,000 shares of our Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $746,094,000 (before selling commissions, dealer manager fees and distribution and servicing fees of approximately $69,039,000 and other offering costs of approximately $14,383,000). As of September 30, 2016, from the net offering proceeds, we had paid approximately $15,079,000 in acquisition fees to our Advisor, approximately $4,691,000 in acquisition costs and approximately

$18,824,000 in cash distributions to our stockholders. With the remaining net offering proceeds and proceeds from the secured credit facility, we had acquired $704,364,000 in total real estate investments as of September 30, 2016.
As of September 30, 2016, approximately $4,775,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering.
Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. Our board of directors has the right, in its sole discretion, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory distribution requirement under a stockholder's IRA.
On September 29, 2016, our board of directors approved and adopted the Amended and Restated Share Repurchase Program (the "Amended SRP"), which became effective on October 30, 2016. The Amended SRP will continue to provide eligible stockholders with limited, interim liquidity by enabling them to present for repurchase all or a portion of their Class A shares or Class T shares and provides that, after one year from the purchase date, the per share repurchase price will be 100% of the most recent estimated value of each Class A share and Class T share, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors reserves the right, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder's IRA. The same limitations on stockholders' abilities to have their shares of our common stock repurchased described above apply to the Amended SRP.
During the three months ended September 30, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2016 - 07/31/2016	15,496	$9.28	15,496	$—
08/01/2016 - 08/31/2016	34,788	$9.13	34,788	$—
09/01/2016 - 09/30/2016	45,741	$9.76	45,741	$—
Total	96,025		96,025
During the three months ended September 30, 2016, we repurchased approximately $908,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2016 repurchase date. During the three months ended September 30, 2015, we repurchased approximately $155,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2015 repurchase date. No shares of Class T common stock were repurchased during the three months ended September 30, 2016 and 2015.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Subscription Agreement (included as Appendix B to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), as supplemented, and incorporated herein by reference).

4.2
Additional Subscription Agreement (included as Appendix C to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016, as supplemented (File No. 333-191706), and incorporated herein by reference).

4.3
Automatic Purchase Program Enrollment Form (included as Appendix D to the the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016, as supplemented (File No. 333-191706), and incorporated herein by reference).

4.4
Second Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016, as supplemented (File No. 333-191706), and incorporated herein by reference).

4.5
Form of Multi-Product Subscription Agreement (included as Appendix F to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on April 28, 2016 (File No. 333-191706), as supplemented, and incorporated herein by reference).

10.1
Joinder Agreement, dated September 23, 2016, by DCII-200 CAMPUS DRIVE, LLC and HCII-11200 NORTH PORTLAND AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 28, 2016, and incorporated herein by reference).

10.2
Form of Indemnification Agreement entered into between Carter Validus Mission Critical REIT II, Inc. and each of the following persons as of September 30, 2016: John E. Carter, Michael A. Seton, Todd M. Sakow, Lisa Drummond, Robert M. Winslow, Jonathan Kuchin, Randall Greene and Ronald Rayevich (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2016, and incorporated herein by reference).

10.3
First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated September 30, 2016 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016, and incorporated herein by reference).

10.4
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated September 30, 2016 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016, and incorporated herein by reference).

10.5
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated September 30, 2016 (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016, and incorporated herein by reference).

10.6
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated September 30, 2016 (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016, and incorporated herein by reference).

10.7
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated September 30, 2016 (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016, and incorporated herein by reference).

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