Form 10-K
period 2016-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2017-03-16
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing initial public offering of three classes of shares of common stock, Class A shares, Class I shares and Class T shares, pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.078 per Class A share, $9.162 per Class I share and $9.649 per Class T share, with discounts available for certain purchasers.
As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the Registrant was conducting an offering of only Class A shares and Class T shares, and there were approximately 61,917,000 shares of Class A common stock and 6,081,000 shares of Class T common stock held by non-affiliates, for an aggregate market value of approximately $619,170,000 and $58,219,000, respectively, assuming a market value of $10.00 per Class A share and $9.574 per Class T share. The estimated share value of each of our Class A common stock and Class T common stock is $9.07 per share as of June 30, 2016, which was effective as of September 29, 2016.
As of March 10, 2017, there were approximately 72,388,000 shares of Class A common stock, 4,000 shares of Class I common stock and 16,236,000 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2017 annual stockholders meeting, which is expected to be filed no later than April 28, 2017, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, which elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or our Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of our Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the initial limited partner of our Operating Partnership. As of December 31, 2016, we owned 37 real estate investments, consisting of 51 properties, comprising approximately 2,984,000 rentable square feet of single-tenant and multi-tenant commercial space located in 29 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA. As of December 31, 2016, the rentable space of these real estate investments was 99.6% leased.
We are offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act, or our Offering. As of December 31, 2016, we offered Class A shares and Class T shares of common stock, in any combination, with a dollar value up to the maximum offering amount. Through September 30, 2016, the initial offering price for the shares in the primary offering was $10.00 per Class A share and $9.574 per Class T share, and the purchase price for shares in our DRIP was $9.50 per Class A share and $9.095 per Class T share.
As of December 31, 2016, we had accepted investors’ subscriptions for and issued approximately 83,102,000 shares of Class A and Class T common stock in our Offering, resulting in receipt of gross proceeds of approximately $819,283,000, before selling commissions and dealer manager fees of approximately $69,185,000 and other offering costs of approximately $15,877,000. As of December 31, 2016, we had approximately $1,530,717,000 in Class A shares and Class T shares of common stock remaining in our Offering.
On September 29, 2016, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of $9.07 as of June 30, 2016 of each of our Class A common stock and Class T common stock, or the Estimated Per Share NAV, for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.078 per Class A share and $9.649 per Class T share and revised DRIP offering prices of $9.574 per Class A share and $9.167 per Class T share, effective October 1, 2016. On December 2, 2016, our board of directors approved the revised DRIP offering prices of $9.07 per Class A share and $9.07 per Class T share, effective with purchases of shares pursuant to the DRIP on January 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
On January 13, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A shares and Class T shares as Class I shares. On January 20, 2017, we filed Post-Effective Amendment No. 11 to the Registration Statement to register Class I shares of common stock, which was declared effective by the SEC on February 10, 2017. The primary offering price per share for Class I shares is $9.162 and the DRIP offering price per share for Class I shares is $9.07. Unlike Class A and Class T shares, which are available to the general public for purchase through brokerage and transaction-based accounts, Class I shares are generally available for purchase in the Offering only (1) through fee-based programs of participating broker dealers, also known as wrap accounts, that provide access to Class I shares, (2) through registered investment advisers not affiliated with a participating broker-dealer, (3) by endowments, foundations, pension funds and other institutional investors, or (4) other categories of investors that we name in a supplement or amendment to our prospectus.
Substantially all of our business is managed by our Advisor. Carter Validus Real Estate Management Services II, LLC, or our Property Manager, an affiliate of our Advisor, serves as our property manager. SC Distributors, LLC, an affiliate of our Advisor, or our Dealer Manager, serves as the dealer manager of our Offering. The Dealer Manager has received and will continue to receive fees for services related to our Offering. Our Advisor and Property Manager have received and will continue to receive fees for services related to our acquisition and operational stages. The Advisor also may receive fees during the liquidation stage.

We were formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. We also may originate or invest in real estate-related debt. We expect real estate-related debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., our Operating Partnership and all wholly-owned subsidiaries.
Key Developments during 2016 and Subsequent

•
As of March 10, 2017, we had accepted investors' subscriptions for and issued approximately 72,987,000 shares of Class A common stock, 4,000 shares of Class I common stock and 16,236,000 shares of Class T common stock in our Offering, resulting in gross proceeds of approximately $723,298,000, $40,000 and $155,291,000, respectively, before selling commissions and dealer manager fees of approximately $72,864,000.

•
We currently pay, and intend to continue to pay, monthly distributions to our stockholders equal to an annualized rate of 6.4% for Class A common stock, assuming a purchase price of $10.078 per share of Class A common stock, 7.04% for Class I common stock, assuming a purchase price of $9.162 per share of Class I common stock, and 5.68% for Class T common stock, assuming a purchase price of $9.649 per share of Class T common stock. Additionally, as of March 10, 2017, we had paid aggregate distributions, since inception, of approximately $69,979,000 ($30,176,000 in cash and $39,803,000 reinvested in shares of common stock pursuant to the DRIP).

•
On September 30, 2016, our Operating Partnership and certain of our subsidiaries amended certain agreements related to the secured credit facility evidenced by our Operating Partnership's credit facility agreement with KeyBank National Association dated July 31, 2014, as amended from time to time, or the "secured credit facility", to increase the maximum commitments available under the secured credit facility from $265,000,000 to an aggregate of up to $315,000,000.

•
On December 6, 2016, our Operating Partnership received a commitment increase letter from the existing lenders under the secured credit facility and Citizens Bank, N.A., Eastern Bank and Hancock Bank, as new lenders, to increase the maximum commitments available under the secured credit facility from $315,000,000 to an aggregate of up to $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension. The secured credit facility can be increased to $550,000,000, subject to certain conditions.

•	During the year ended December 31, 2016, we entered into four notes payable collateralized by real estate assets. As of December 31, 2016, the aggregate principal balance outstanding was $152,990,000.

•	As of March 10, 2017, we had a $190,000,000 outstanding balance under the secured credit facility.

•
As of March 10, 2017, we, through our wholly-owned subsidiaries, acquired 38 real estate investments, consisting of 52 properties, for an aggregate purchase price of $1,016,258,000 and comprising of approximately 3,028,000 gross rental square feet of commercial space.

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

We cannot assure stockholders that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, our Advisor has substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of our board of directors. Our board of directors may revise our investment objectives and policies if it determines it is advisable and in the best interest of our stockholders.
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
To the extent feasible, we will continue to seek to achieve a well-balanced portfolio of real estate investments that is diversified by geographic location, age and lease maturities. We also will focus on acquiring properties in the high-growth data center and healthcare sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally target properties with lease terms of six years or longer. We may acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance repair and upkeep. As of December 31, 2016, we have not identified any material change in any of our tenants' credit quality.
Description of Leases
We acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property). There are various forms of net leases, most typically classified as triple net, or absolute net. Triple net leases typically require the tenant to pay, in addition to a fixed rental, all costs related to real estate taxes, insurance, utilities and common area maintenance of the property, including the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties will be subject to "gross" leases. "Gross" leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2016, the weighted average remaining lease term of our properties was 11.69 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant will generally remain fully liable under the lease unless we release that tenant from its obligations under the lease.
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
Investing in and Originating Loans
We may originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business until permanent or the next stage of financing can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.
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
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which it believes there is a high probability of our foreclosure upon the property or we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
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
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or we may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meet our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans that we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market circumstances, and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure stockholders that this objective will be realized. The selling price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the “sales multiple” applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.
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
Qualification as a REIT
We qualified and elected to be taxed as a REIT under Sections 856 through 860 of the Code. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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

Distribution Policy
Our board of directors began declaring distributions to our Class A stockholders in July 2014, after we made our first real estate investment. Our board of directors approved and authorized distributions to our Class T stockholders on January 20, 2016. Our board of directors first approved and authorized distributions to our Class I stockholders on February 8, 2017; however, such distributions did not begin accruing until March 10, 2017, the day following the date on which Class I shares were first purchased. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.
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
See Part II, Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions," for further discussion on distribution rates approved by our board of directors.
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
We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors, including a majority of our independent directors, determines that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from our Advisor, its affiliates or any directors.
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
Our Dealer Manager
Since our Dealer Manager is an affiliate of our Advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities.
Affiliated Property Manager
The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager is affiliated with the property manager of an affiliated real estate program, Carter Validus Mission Critical REIT, Inc., which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.
Joint Ventures with Affiliates of Our Advisor
We may enter into joint ventures with other programs sponsored by affiliates of our Advisor (as well as other parties) for the acquisition, development or improvement of properties. We will not enter into a joint venture with our Sponsor, our Advisor, any director or any affiliate thereof, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures. Our Advisor and its affiliates may have conflicts of interest in determining which programs sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or that may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.
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
Reportable Segments
We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 12—"Segment Reporting" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2016, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
Based on leases of our properties in effect as of December 31, 2016, two exposures to tenant concentrations accounted for 10% or more of our 2016 contractual rental revenue. The following table shows the tenants that accounted for 10% or more of our 2016 contractual rental revenue:

Tenant	Property	Segment	2016 Contractual Rental Revenue (in thousands)(1)	Percentage of 2016 Contractual Rental Revenue	Gross Leased Area (Sq Ft)	Lease Expiration Date
Heartland Rehabilitation Hospital, LLC (2) Clear Lake Institute for Rehabilitation, LLC (2) Post Acute Medical at Luling, LLC (2)	Heartland Rehabilitation Hospital; Post Acute Webster Rehabilitation Hospital; Post Acute Warm Springs Specialty Hospital of Luling	Healthcare	$4,733	11.1%	148,983	12/31/2034 05/06/2035 07/31/2030
Healthcare Partners Investments, LLC	HPI - Oklahoma City I; HPI - Oklahoma City II; HPI - Edmond; HPI - Oklahoma City IV; HPI - Newcastle; HPI - Oklahoma City VII	Healthcare	4,727	11.1%	268,572	12/31/2030 12/31/2030 01/31/2031 01/31/2031 02/28/2031 06/30/2031
			$9,460		417,555

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

(2)	These leases are under common control of the guarantor, Post Acute Medical, LLC.
The following table shows the segment diversification of our real estate properties based on contractual rental revenue as of December 31, 2016:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2016 Contractual Rental Revenue (in thousands)(1)	Percentage of 2016 Contractual Rental Revenue
Data Centers	17	1,276,409	$8,755	20.5%
Healthcare	58	1,695,298	33,956	79.5%
	75	2,971,707	$42,711	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

Based on leases of our properties in effect as of December 31, 2016, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our contractual rental revenue as of December 31, 2016:

Location	Total Number of Leases	Gross Leased Area (Sq Ft)	2016 Contractual Rental Revenue (in thousands)(1)	Percentage of 2016 Contractual Rental Revenue
Oklahoma City, OK MSA	10	398,543	$6,684	15.7%
Houston-The Woodlands-Sugar Land, TX MSA	5	169,528	5,469	12.8%
Dallas-Fort Worth-Arlington, TX MSA	5	127,483	4,490	10.5%
	20	695,554	$16,643

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
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
We were incorporated on January 11, 2013 and, therefore, have a limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. Although members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by the members of our advisor's management team and other affiliates of our Advisor may not be indicative of our future results.
We may not succeed in achieving our goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
Because this is a “blind pool” offering, stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We have not identified all of the properties we will acquire with the net proceeds from our offering. Additionally, we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties. Since we currently have not identified all of the properties we intend to purchase, our offering is considered to be a “blind pool” offering. We intend to invest the net offering proceeds in net-leased properties, primarily in data centers and healthcare sectors, preferably with long-term leases to creditworthy tenants located throughout the continental United States. We also may, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate.
The shares sold in our offering will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event. Therefore, if stockholders purchase shares in our offering, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may amend, suspend or terminate our share repurchase program at any time. In particular, the share repurchase program provides that we may make repurchase offers only if a stockholder has held our shares for a minimum of one year, we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested does not exceed 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell shares, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.
In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of shares on a national securities exchange. In the event that a liquidity event does not occur on or before the seventh anniversary of the completion or termination of our primary offering, then a majority of our board and a majority of the independent directors must either (a) adopt a resolution that sets forth a proposed amendment to the charter extending or eliminating this deadline, or the Extension Amendment, declaring that the Extension Amendment is advisable and directing that the proposed Extension Amendment be submitted for consideration at either an annual or special meeting of our stockholders, or (b) adopt a resolution that declares that a proposed liquidation of the company is advisable on substantially the terms and conditions set forth in, or referred to, in the resolution, or the Plan of Liquidation, and directing that the proposed Plan of Liquidation be submitted for consideration at either an annual or special meeting of our stockholders. If our board seeks the Extension Amendment as described above and the stockholders do not approve such amendment, then our board shall seek the Plan of Liquidation as described above. If the stockholders do not then approve the Plan of Liquidation, the company will continue its business. If our board seeks the Plan of Liquidation as described above and the stockholders do not approve the Plan of Liquidation, then our board will seek the Extension Amendment as described above. If the stockholders do not then approve the Extension Amendment, the company will continue its business. In the event that listing on a national stock exchange occurs on or before the seventh anniversary of the completion or termination of our primary offering, the company will continue perpetually unless dissolved pursuant to any applicable provision of the Maryland General Corporation Law.
We may be unable to liquidate all assets. After we adopt a Plan of Liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.
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
The Estimated Per Share NAV of each of our Class A common stock and Class T common stock are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.
The offering prices per Class A share, Class I share and Class T share are based on our estimated per share NAV of each of our Class A common stock and Class T common stock as of June 30, 2016, as determined by our board of directors on September 29, 2016, which we refer to collectively as our Estimated Per Share NAV, and any applicable per share upfront selling commissions and dealer manager fees.
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
There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that pursuant to FINRA rules, the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our Estimated Per Share NAV will be done at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.
The purchase prices a stockholder pays for shares of our Class A common stock, Class I common stock and Class T common stock are based on the Estimated Per Share NAV of each of our Class A common stock and Class T common stock at a given point in time, and any applicable per share upfront selling commissions and dealer manager fees. Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that a stockholder might receive for his or her shares in a market transaction, and the purchase price stockholders pay may be higher than the value of our assets per share of common stock at the time of purchase.
The per share price for Class A shares, Class I shares and Class T shares in our primary offering and pursuant to our DRIP are based on our most recent Estimated Per Share NAV of each of our Class A common stock and Class T common stock and applicable upfront commissions and fees. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with our advisor and Stanger. Stanger prepared an appraisal report summarizing key information and assumptions and providing a value on 40 of our 42 properties in our portfolio as of June 30, 2016. In addition, Stanger used the book value of two properties, which were under development as of June 30, 2016 Stanger also prepared a net asset value report, which estimates the Per Share NAV of each of our Class A and Class T common stock as of June 30, 2016. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2016, and was performed in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our per share NAV for each of our Class A common stock, Class I common stock and Class T common stock will be prepared at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent Estimated Per Share NAV was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed on September 30, 2016 regarding the Estimated Per Share NAV, we do not intend to release individual property value estimates or any of the data supporting the Estimated Per Share NAV.
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
Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions paid (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3.3 million was a shortfall of approximately $12.7 million, or 79.5%, of our distributions paid (total distributions were approximately $16.0 million, of which $6.4 million was cash and $9.6 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and Offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of our Offering will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations from which to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.
We are dependent upon the net proceeds we receive from our Offering to conduct our activities. If we are unable to raise substantial proceeds from our Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risks to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of December 31, 2016, we owned 37 real estate investments, located in 29 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, of which three MSAs accounted for 10.0% or more of our contractual rental revenue for the year ended December 31, 2016. Real estate investments located in the Oklahoma City, Oklahoma MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, and the Dallas-Fort Worth-Arlington, Texas MSA accounted for 15.7%, 12.8%, and 10.5%, respectively, of our contractual rental revenue for the year ended December 31, 2016. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of December 31, 2016, the Company had two exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC and the leases with Healthcare Partners Investments, LLC each accounted for 11.1% of contractual rental revenue for the year ended December 31, 2016.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not currently intend to separately maintain key person life insurance on John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates and permits us, with approval of our board of directors or a committee of the board of directors' to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association REIT Guidelines, or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates than might otherwise exist under common law, which could reduce our stockholders’ and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.
We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insurable levels. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.
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
Certain of our executive officers and directors, including John E. Carter, who also serves as the chairman of our board of directors, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, also are officers and/or directors of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of new investments and management time and services between us and the other entities,

•	our purchase of properties from, or sale of properties to, affiliated entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our Advisor,

•	compensation to our Advisor, and

•	our relationship with our Property Manager.
If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to the performance fee structure under the Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under the Advisory Agreement, our Advisor or its affiliates are entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments, or to use additional debt when acquiring assets, in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The Advisory Agreement requires us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the Advisory Agreement and have not paid our Advisor a subordinated incentive listing fee to our Advisor in connection with the listing of our shares for trading on an exchange. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the termination fee, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the Advisory Agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.
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
Risks Related to Our Offering and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders and may hinder a stockholder's ability to dispose of his or her shares.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this respect, among other things, unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of common stock, of which 200,000,000 are designated as Class A shares, 100,000,000 are designated as Class I shares, and 200,000,000 are designated as Class T shares, and 100,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

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
The Maryland Control Share Acquisition Act provides that a holder of "control shares" of a Maryland corporation acquired in a "control share acquisition" has no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or statutory share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
We intend to continue to conduct our operations directly and through our wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an "investment company" under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the "40% Test."
We intend to continue to conduct our operations so that we and most, if not all, of our wholly and majority-owned subsidiaries will comply with the 40% Test. We will continuously monitor our holdings on an ongoing basis to determine that we and each of our wholly and majority-owned subsidiaries comply with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute "investment securities." Accordingly, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.
Since we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
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
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Accordingly, no assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of an "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment objectives and strategies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent.
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
Existing stockholders and potential investors in our Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 200,000,000 shares are designated as Class A shares, 100,000,000 shares are designated as Class I shares, and 200,000,000 shares are designated as Class T shares. Other than the differing fees with respect to each class and the payment of a distribution and servicing fee out of cash otherwise distributable to Class T stockholders, Class A shares, Class I shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the three classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow and we granted 3,000 restricted shares of Class A common stock to each of our independent directors when they were re-elected to the board of directors. We will also grant 3,000 shares of Class A common stock in connection with such independent director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in our Offering likely will suffer dilution of their equity investment in us, if we:

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
In addition, the partnership agreement for our Operating Partnership contains provisions that would allow, under certain circumstances, other entities, including other programs affiliated with our Advisor and its affiliates, to merge into or cause the exchange or conversion of their interest for interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described herein, stockholders should not expect to be able to own a significant percentage of shares.
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
There are many factors that can affect the availability and timing of cash distributions to stockholders. Until we acquire additional properties or other real estate-related investments, we may not generate enough cash flow from operations from which to pay distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from our properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from the proceeds of our Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.
Our Dealer Manager is one of our affiliates; therefore, stockholders will not have the benefit of the type of independent review of the Offering or us as customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not conduct an independent review of us or the Offering. Accordingly, stockholders will have to rely on his or her own broker-dealer to conduct an independent review of the terms of this Offering. If a stockholder's broker-dealer does not conduct such a review, the stockholder will not have the benefit of an independent review of the terms of this Offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, stockholders will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
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
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default.
As of December 31, 2016, approximately 6.2% of our tenants had an investment grade credit rating from a major ratings agency, 18.3% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 75.5% of our tenants are not rated.  Approximately 23.8% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a triple net lease basis or require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, or "CC&Rs," restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks.
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
We may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter. For purposes of this paragraph, "unimproved real property" is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.
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
Our properties are subject to the Americans with Disabilities Act of 1990, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot give assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Risks Associated with Investments in the Healthcare Property Sector
Our real estate investments are currently concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified.
We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 79.5% of our contractual rental revenue for the year ended December 31, 2016.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we have acquired and seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions to our stockholders.
The healthcare properties we have acquired or seek to acquire in the future may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and therefore are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions. Not all of our properties will be affiliated with non-profit corporations and receive such support. Similarly, our tenants will face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus upon payment based upon quality outcomes. The second payment model created by MACRA is the Merit-Based Incentive Payment System (MIPS), which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) advancing care information through the use of certified EHR technology.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is current disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.
In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services applies a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”. At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, our tenants would not have as many patients that have insurance coverage, which would adversely impact the tenant’s revenues and ability to pay rent.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Patient Protection and Affordable Care Act of 2010, as amended (the "Healthcare Reform"). The proposed legislation is currently being reviewed and processed by the respective House of Representative committees. It is anticipated that the proposed legislation will be debated at length and that the final bill will likely have modifications from the proposed version. At this time, the proposal focuses upon, among other items, repealing the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. All of the proposals may impact the number of individuals that have insurance to pay for healthcare services, which may impact our tenants' collections. If our tenants' patients do not have insurance, it may adversely impact the tenants' ability to pay rent and operate a practice.
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
The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; increase and expansion of government audits related to compliance with the HIPAA privacy and security rules; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. In addition, the fines and penalties for a breach of the HIPAA privacy and security rules increased in 2013. If a tenant breaches a patient’s protected health information and is fined by the federal government, the tenant’s ability to operate and pay rent may be adversely impacted. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.
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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S (collectively, the

“Healthcare Reform Act”). The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Patient Protection and Affordable Care Act of 2010, as amended. It is anticipated that the proposed legislation will be debated at length and that the final bill will likely have modifications from the proposed version. At this time, the proposal focuses upon, among other items, repealing the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. All of the proposals may impact the number of individuals that have insurance to pay for healthcare services which may impact our tenants’ collections. If our tenants’ patients do not have insurance, it may adversely impact the tenants’ ability to pay rent and operate a practice.
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
Our data center infrastructure may become obsolete or less marketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.
The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we have acquired or may acquire in the future may become obsolete or less marketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) demand for additional redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide.  In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity.  When tenants demand new processes or technologies, we may not be able to upgrade our data centers on a cost effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to the tenant or insufficient revenue to fund the necessary capital expenditures. The obsolescence of the power and cooling systems in such data centers and/or our inability to upgrade our data centers, including associated connectivity, could have a material negative impact on our business. Furthermore, potential future regulations that apply to industries we serve may require users in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. Such regulations could have a material adverse effect on us. If our competitors offer data center space that our existing or potential data center users perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential tenants, incur costs to improve our properties or be forced to reduce our rental rates.
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
The domestic and international commercial real estate debt markets are currently experiencing changing levels of volatility resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which results in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
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
In connection with providing us financing, certain of our lenders have and may impose restrictions on us that affect our distribution, investment and operating policies and our ability to incur additional debt. Loan documents we have entered into and may continue to enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Additionally, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
As of December 31, 2016, we had $147.5 million of fixed interest rate principal debt outstanding, of which $96.5 million was fixed through interest rate swaps, and $225.5 million of variable rate principal debt outstanding. As of December 31, 2016, our weighted average interest rate was 3.31%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of a stockholder's investment.
To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our inability to acquire appropriate assets.
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which would result in shareholders having tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable share distributions is not clear, and it is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
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
Even if we maintain our qualification as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% excise tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. For the 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Internal Revenue Code, we could fail to qualify as a REIT.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders and threaten our ability to remain qualified as a REIT.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments in shares of our common stock. Particularly, given a new presidential administration, additional changes to the tax laws are likely to continue to occur and may take effect retroactively, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed and the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.
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
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, certain foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is "domestically controlled" if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a "domestically controlled" REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
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
If a stockholder fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If a stockholder is investing the assets of a Benefit Plan or IRA in us, he or she should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	whether the stockholder's investment is made in accordance with the documents and instruments governing his or her Benefit Plan or IRA, including any investment policy;

•	whether the stockholder's investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether the stockholder's investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether the stockholder's investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code;

•
whether the stockholder's investment will produce or result in “unrelated business taxable income” or UBTI, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA; and

•	the stockholder's need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Internal Revenue Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of a stockholder's Benefit Plan or IRA, such stockholder should not purchase shares of our common stock unless an administrative or statutory exemption applies to his or her purchase.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The final regulation and the related exemptions are expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. On February 3, 2017, the President asked for additional review of this regulation, and the results of such review are unknown. In response, the U.S. Department of Labor has proposed an extension of the applicability date of the regulation (and accompanying exemptions) from April 10, 2017 to June 9, 2017. This proposed delay has not been finalized as of the date of this Annual Report. On March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, the proposal to adopt the aforementioned 60-day delay of the April 10 applicability date of the final rule. On March 10, 2017, the U.S. Department of Labor adopted a temporary enforcement policy providing that, if the DOL issues a final rule after April 10, 2017 implementing a delay of the April 10 applicability date, it will not initiate an enforcement action because an adviser or financial institution did not satisfy conditions of the rule during the “gap” period between the April 10 applicability date and when the delay is implemented. In addition, the DOL will not initiate an enforcement action because an adviser or financial institution, as of the April 10 applicability date of the rule, failed to satisfy conditions of the rule within a reasonable period after the publication of a decision not to delay the April 10 applicability date.
The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
If stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If stockholders establish a plan or account through which to invest in our common stock, federal law may require stockholders to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which the stockholder initially purchased his or her shares of our common stock. If a stockholder fails to withdraw required minimum distributions from his or her plan or account, the stockholder may be subject to certain taxes and tax penalties.

Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.
As of December 31, 2016, we owned a portfolio of 37 real estate investments, consisting of 51 properties, located in 29 MSAs and one µSA, comprising of approximately 2,984,000 rentable square feet of commercial space. As of December 31, 2016, 27 of our real estate investments were single-tenant commercial properties and 10 of our real estate investments were multi-tenant commercial properties. As of December 31, 2016, 99.6% of our rentable square feet was leased, with a weighted average remaining lease term of 11.69 years. See Part IV, Item 15. "Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation," of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2016:

Real Estate Investments	MSA/µSA	Segment	Number of Properties	Date Acquired	Year Constructed	Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	07/31/2014	1993	100%	13,645	(1)
Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	1	10/29/2014	2001	100%	14,868	(1)
Winston-Salem, NC IMF	Winston-Salem, NC	Healthcare	1	12/17/2014	2004	100%	22,200	(1)
New England Sinai Medical Center(2)	Boston-Cambridge- Newton, MA-NH	Healthcare	1	12/23/2014	1967/1973(3)	100%	180,744	(1)
Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/31/2014	2014	100%	83,464	(1)
Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/31/2014	2014	87.31%	7,219	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	1	01/27/2015	2009	100%	7,560	—
Heartland Rehabilitation Hospital	Kansas City, MO-KS	Healthcare	1	02/17/2015	2014	100%	54,568	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	1	04/01/2015	2000(4)	100%	43,724	(1)
Clarion IMF	Pittsburgh, PA	Healthcare	1	06/01/2015	2012	100%	33,000	(1)
Post Acute Webster Rehabilitation Hospital	Houston-The Woodlands-Sugarland, TX	Healthcare	1	06/05/2015	2015	100%	53,514	(1)
Eagan Data Center	St. Cloud, MN	Data Center	1	06/29/2015	1998(5)	100%	87,402	(1)
Houston Surgical Hospital and LTACH	Houston-The Woodlands-Sugarland, TX	Healthcare	1	06/30/2015	1950(6)	100%	102,369	(1)
Kentucky Maine Ohio IMF Portfolio	(7)	Healthcare	5	07/22/2015	(7)	100%	293,628	(1)
Reading Surgical Hospital	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	1	07/24/2015	2007	100%	33,217	(1)
Post Acute Warm Springs Specialty Hospital of Luling	Austin-Round Rock, TX	Healthcare	1	07/30/2015	2002	100%	40,901	(1)
Minnetonka Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	1	08/28/2015	1985	100%	135,240	(1)
Nebraska Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	1	10/14/2015	2014	100%	40,402	(1)
Heritage Park Portfolio	Sherman-Denison, TX	Healthcare	2	11/20/2015	(8)	100%	65,631	(1)
Baylor Surgery Center at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/23/2015	1998(9)	100%	36,800	(1)
HPI Portfolio	Oklahoma City, OK	Healthcare	9	(10)	(10)	100%	335,686	(10)
Waco Data Center	Waco, TX	Data Center	1	12/30/2015	1956(11)	100%	43,596	(1)
Alpharetta Data Center III	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	02/02/2016	1999	100%	77,322	—
Flint Data Center	Flint, MI	Data Center	1	02/02/2016	1987	100%	32,500	(1)
Vibra Rehabilitation Hospital	Riverside-San Bernardino-Ontario, CA	Healthcare	1	03/01/2016	(12)	—%	—	—
Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	1	03/31/2016	2015	100%	71,726	—
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas-Henderson-Paradise, NV	Healthcare	1	06/24/2016	(13)	—%	—	—
Somerset Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	1	06/29/2016	1973(14)	100%	36,114	(1)
Integris Lakeside Women's Hospital	Oklahoma City, OK	Healthcare	1	06/30/2016	1997(15)	100%	62,857	(1)
AT&T Hawthorne Data Center	Los Angeles-Long Beach-Anaheim, CA	Data Center	1	09/27/2016	1963(16)	100%	288,000	39,750
McLean Data Center Portfolio	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	2	10/17/2016	(17)	97.31%	127,796	51,000
Select Medical Rehabilitation Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	1	11/01/2016	1995	100%	89,000	31,790
Andover Data Center II	Boston-Cambridge-Newton, MA-NH	Data Center	1	11/08/2016	2000	100%	153,000	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	Healthcare	1	12/07/2016	2008	92.62%	98,923	30,450
Corpus Christi Surgery Center	Corpus Christi, TX	Healthcare	1	12/22/2016	1992	100%	25,102	—
Chicago Data Center II	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	12/28/2016	1987 (18)	100%	115,352	—
Blythewood Data Center	Columbia, SC	Data Center	1	12/29/2016	1983	100%	64,637	—
			51				2,971,707	$152,990

(1)
Property collateralized under the KeyBank Credit Facility. As of December 31, 2016, 37 commercial real estate properties were collateralized under the KeyBank Credit Facility and we had an outstanding principal balance of $220,000,000.

(2)	The New England Sinai Medical Center consists of two buildings.

(3)	The New England Sinai Medical Center was renovated beginning in 1997.

(4)	The Indianapolis Data Center was renovated in 2014.

(5)	The Eagan Data Center was renovated in 2015.

(6)	The Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(7)	The Kentucky Maine Ohio IMF Portfolio consists of the following five properties:

Property Description	MSA/µSA	Year Constructed	Year Renovated
KMO IMF - Cincinnati I	Cincinnati, OH-KY-IN	1959	1970 & 2013
KMO IMF - Cincinnati II	Cincinnati, OH-KY-IN	2014	N/A
KMO IMF - Florence	Cincinnati, OH-KY-IN	2014	N/A
KMO IMF - Augusta	Augusta-Waterville, ME (µSA)	2010	N/A
KMO IMF - Oakland	Augusta-Waterville, ME (µSA)	2003	N/A

(8)	The Heritage Park Portfolio consists of the following two properties:

Property Description	Year Constructed	Year Renovated
Heritage Park - Sherman I	2005	2010
Heritage Park - Sherman II	2005	N/A

(9)	The Baylor Surgery Center at Fort Worth was renovated in 2007 and 2015.

(10)	The HPI Portfolio consists of the following nine properties:

Property Description	Date Acquired	Year Constructed	Year Renovated	Encumbrances (in thousands)
HPI - Oklahoma City I	12/29/2015	1985	1998 & 2003	(1)
HPI - Oklahoma City II	12/29/2015	1994	1999	(1)
HPI - Edmond	01/20/2016	2002	N/A	(1)
HPI - Oklahoma City III	01/27/2016	2007	N/A	(1)
HPI - Oklahoma City IV	01/27/2016	2006	N/A	(1)
HPI - Newcastle	02/03/2016	1995	1999	(1)
HPI - Oklahoma City V	02/11/2016	2008	N/A	(1)
HPI - Oklahoma City VI	03/07/2016	2007	N/A	(1)
HPI - Oklahoma City VII	06/22/2016	2016	N/A

(11)	The Waco Data Center was renovated in 2009.

(12)	As of December 31, 2016, the Vibra Rehabilitation Hospital was under construction.

(13)	As of December 31, 2016, the Post Acute Las Vegas Rehabilitation Hospital was under construction.

(14)	The Somerset Data Center was renovated in 2006.

(15)	The Integris Lakeside Women's Hospital was renovated in 2008.

(16)	The AT&T Hawthorne Data Center was renovated in 1983 and 2001.

(17)	The McLean Data Center Portfolio consists of the following two properties:

Property Description	Year Constructed	Year Renovated
McLean I	1966	1998
McLean II	1991	1998

(18)	The Chicago Data Center II was renovated in 2016.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.
Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2016, the weighted average remaining lease term of our properties was 11.69 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from approximately $400 to $4,944,000 (an average of $912,000) per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2016 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2017	1	1,310	$14	0.02%
2018	5	76,772	1,329	1.94%
2019	7	104,638	1,624	2.37%
2020	3	15,133	432	0.63%
2021	—	—	—	—%
2022	4	47,998	911	1.33%
2023	6	50,164	1,123	1.64%
2024	6	216,867	5,711	8.35%
2025	3	173,337	3,028	4.43%
2026	7	400,876	7,614	11.13%
Thereafter	33	1,884,612	46,611	68.16%
	75	2,971,707	$68,397	100.00%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2016.
Indebtedness
For a discussion of our indebtedness, see Note 9—"Notes Payable" and Note 10—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 10, 2017, we had approximately 88.6 million shares of common stock outstanding, held by a total of 20,250 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our register and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. As of December 31, 2016, we offered Class A shares and Class T shares of common stock, in any combination, with a dollar value up to the maximum primary offering amount. Through September 30, 2016, the initial offering price for the shares in the primary offering was $10.00 per Class A share and $9.574 per Class T share, and the offering price for shares sold pursuant to our DRIP was $9.50 per Class A share and $9.095 per Class T share. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.078 per Class A share and $9.649 per Class T share and revised DRIP offering prices of $9.574 per Class A share and $9.167 per Class T share, effective October 1, 2016. On December 2, 2016, our board of directors approved the revised DRIP offering prices of $9.07 per Class A share and $9.07 per Class T share, effective beginning with purchases of shares pursuant to the DRIP on January 1, 2017. On January 13, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A shares and Class T shares as Class I shares. On January 20, 2017, we filed Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 to register Class I shares of common stock, which was declared effective by the SEC on February 10, 2017. The primary offering price per share for Class I shares is $9.162 and the DRIP offering price per share for Class I shares is $9.07. Therefore, we are now offering shares of our common stock to the public in our primary offering at a purchase price of $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and in our DRIP offering at a purchase price of $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated NAV per share of our common shares was $9.07 per share as of December 31, 2016.
The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on September 29, 2016. The Estimated Per Share NAV of each of our Class A and Class T common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2016.
The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;

•	stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on September 30, 2016.
Share Repurchase Program
Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A stockholder must have beneficially held its Class A shares, Class I shares or Class T shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program, unless the Class A shares, Class I shares, or Class T shares, as applicable, are being repurchased in connection with a stockholder’s death, Qualifying Disability, or certain other exigent circumstances.
During the year ended December 31, 2016 until October 30, 2016, shares of our common stock were repurchased according to our share repurchase program as follows: (i) for stockholders who continuously held their shares of common stock for at least one year, the price was 92.5% of the amount paid for each Class A share or Class T share or, after our board of directors' determination of the Estimated Per Share NAV, 92.5% of the most recent estimated value of each Class A share or Class T share; (ii) for stockholders who continuously held their shares of common stock for at least two years, the price was 95.0% of the amount paid for each Class A share or Class T share or, after our board of directors' determination of the Estimated Per Share NAV, 95.0% of the most recent estimated value of each Class A share or Class T share; (iii) for stockholders who continuously held their shares of common stock for at least three years, the price was 97.5% of the amount paid for each Class A or Class T share or, after our board of directors' determination of the Estimated Per Share NAV, 97.5% of the most recent estimated value of each Class A share or Class T share; and (iv) for stockholders who held their shares of common stock for at least four years, the price was 100.0% of the amount paid for each Class A or Class T share or, after our board of directors' determination of the Estimated Per Share NAV, 100.0% of the most recent estimated value of each Class A share or Class T share. Effective October 30, 2016, the purchase price for shares repurchased under our share repurchase program was 100.0% of the most recent estimated value of the Class A common stock or Class T common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
The Second Amended and Restated Share Repurchase Program became effective on February 10, 2017, the date that Post-Effective Amendment No. 11 to the Registration Statement was declared effective by the SEC. The purpose of the Second Amended and Restated Share Repurchase Program was to incorporate Class I shares. Pursuant to the Second Amended and Restated Share Repurchase Program, the purchase price for shares repurchased under our share repurchase program is100.0% of the most recent estimated value of the Class A common stock, Class I common stock, or Class T common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock); provided, however, that until our board of directors determines the estimated value of the Class I common stock, Class I shares will be repurchased at $9.07 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to Class I common stock). Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or Qualifying Disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA. As of December 31, 2016, we were not offering Class I shares; therefore, no Class I shares were eligible to be repurchased during the year ended December 31, 2016.
At any time the repurchase price is determined by any method other than the net asset value of the Class A shares, Class I shares, or Class T shares, as applicable, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining special distributions, we expect that special distributions will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made monthly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant its repurchase request. Subject to certain limitations described in this Annual Report, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of shares repurchased pursuant to our share repurchase program as follows: during any calendar year, we will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. As a result, some or all of a stockholders’ shares may not be repurchased.
Our sponsor, advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program. Affiliates of our advisors are eligible to have their shares repurchased on the same terms as other stockholders.
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
Unrepurchased shares may be passed to an estate, heir or beneficiary following the death of a stockholder. If the shares are to be repurchased under any conditions outlined herein, we will forward the documents necessary to effect the repurchase, including any signature guaranty we may require. Our share repurchase program provides stockholders only a limited ability to repurchase shares for cash until a secondary market develops for our shares, at which time the program would terminate. No such market presently exists, and we cannot assure stockholders that any market for their shares will ever develop.
In order for a disability to entitle a stockholder to the special repurchase terms described above, (a Qualifying Disability),(1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the applicable governmental agency). The applicable governmental agencies would be limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (“CSRS”), then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special repurchase terms described above. Repurchase requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.
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
Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that a stockholder would not have any additional opportunities to have his or her shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. Additionally, we will be required to discontinue sales of shares under our distribution reinvestment plan on May 29, 2017, unless our distribution reinvestment plan offering is extended pursuant to applicable law, or the date we sell all of the shares registered for sale under our distribution reinvestment plan, unless we file a new registration statement with the SEC and applicable states. Because share repurchases will be funded with the net proceeds we receive from the sale of shares under our distribution reinvestment plan, the discontinuance or termination of our distribution reinvestment plan will adversely affect our ability to repurchase shares under the share repurchase program. We will notify our stockholders of such developments (1) in a Current Report on Form 8- K, in an annual or quarterly report, or (2) by means of a separate mailing to stockholders. During this Offering, we would also include this information in a prospectus supplement to the registration statement, as then required under federal securities laws.
During the year ended December 31, 2016, we received valid repurchase requests relating to 333,194 Class A shares, which were redeemed in full for an aggregate of approximately $3,114,000 (an average of $9.35 per share) under our share repurchase program. During the year ended December 31, 2015, we received valid repurchase requests relating to 31,543 Class A shares, which were redeemed in full for an aggregate of approximately $311,000 (an average of $9.86 per share) under our share repurchase program. No shares of Class T common stock were requested to be, or were, repurchased during the years ended December 31, 2016 and 2015.
During the three months ended December 31, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2016 - 10/31/2016	27,708	$8.92	27,708	$—
11/01/2016 - 11/30/2016	69,202	$9.07	69,202	$—
12/01/2016 - 12/31/2016	21,618	$9.07	21,618	$—
Total	118,528		118,528
During the three months ended December 31, 2016, we repurchased approximately $1,071,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2016 repurchase date. No shares of Class T common stock were requested to be, or were, repurchased during the three months ended December 31, 2016.

Stockholders
As of March 10, 2017, we had approximately 72,388,000 shares of Class A common stock, 4,000 and 16,236,000 shares of Class T common stock outstanding held by 20,250 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2016, we paid aggregate distributions of $40.6 million to Class A and Class T stockholders ($17.7 million in cash and $22.9 million reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2015, we paid aggregate distributions of $16.0 million to Class A stockholders ($6.4 million in cash and $9.6 million reinvested in shares of our Class A common stock pursuant to the DRIP).
Use of Public Offering Proceeds
On May 29, 2014, our Registration Statement on Form S-11 covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. During the year ended December 31, 2016, we offered two classes of shares of common stock, Class A shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. Through September 30, 2016, the initial offering price for the shares in the primary offering was $10.00 per Class A share and $9.574 per Class T share and the purchase price for shares in our DRIP was $9.50 per Class A share and $9.095 per Class T share. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.078 per Class A share and $9.649 per Class T share and revised DRIP offering prices of $9.574 per Class A share and 9.167 per Class T share, effective October 1, 2016. On December 2, 2016, our board of directors approved the revised DRIP offering prices of $9.07 per Class A share and $9.07 per Class T share, effective beginning with purchases of shares pursuant to the DRIP on January 1, 2017.
As of December 31, 2016, we had issued approximately 83,102,000 shares of our Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $819.3 million, of which we paid $69.2 million in selling commissions and dealer manager fees, $15.9 million in organization and offering costs and $20.8 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.0 billion in real estate investments. In addition, we invested $9.5 million in expenditures for capital improvements related to certain real estate investments.
As of December 31, 2016, approximately $0.3 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering, excluding distribution and servicing fees.

Item 6. Selected Financial Data.
The following should be read in conjunction with Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except share and per share data):

	As of and for the Year Ended December 31,			As of and for the Period from January 11, 2013 (Date of Inception) to December 31,
Selected Financial Data	2016	2015	2014	2013
Balance Sheet Data:
Total real estate, net	$897,000	$410,514	$82,615	$—
Cash and cash equivalents	$50,446	$31,262	$3,694	$200
Acquired intangible assets, net	$98,053	$54,633	$6,442	$—
Total assets	$1,070,038	$506,627	$97,866	$200
Notes payable	$151,045	$—	$—	$—
Credit facility	$219,124	$89,897	$37,500	$—
Total liabilities	$401,610	$106,291	$40,761	$—
Total equity	$668,428	$400,336	$57,105	$200
Operating Data:
Total revenue	$56,431	$21,286	$337	$—
Rental expenses	$8,164	$2,836	$51	$—
Acquisition related expenses	$5,339	$10,250	$1,820	$—
Depreciation and amortization	$19,211	$7,053	$185	$—
Income (loss) from operations	$15,687	$(2,881)	$(2,142)	$—
Net income (loss) attributable to common stockholders	$11,297	$(4,767)	$(2,294)	$—
Funds from operations attributable to common stockholders (1)	$30,508	$2,286	$(2,109)	$—
Modified funds from operations attributable to common stockholders (1)	$28,940	$10,015	$(296)	$—
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.17	$(0.17)	$(1.86)	$—
Diluted	$0.17	$(0.17)	$(1.86)	$—
Distributions declared for common stock	$42,336	$18,245	$755	$—
Distributions declared per common share	$0.63	$0.64	$0.61	$—
Weighted average number of common shares outstanding:
Basic	66,991,294	28,658,495	1,233,715	—
Diluted	67,007,124	28,658,495	1,233,715	—
Cash Flow Data:
Net cash provided by (used in) operating activities	$24,970	$3,290	$(1,705)	$—
Net cash used in investing activities	$(546,038)	$(374,533)	$(92,513)	$—
Net cash provided by financing activities	$540,252	$398,811	$97,712	$200

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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act, or our Offering. As of December 31, 2016, we were offering Class A shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount. Through September 30, 2016, the initial offering price for the shares in the primary offering was $10.00 per Class A share and $9.574 per Class T share, and the purchase price for shares in our DRIP was $9.50 per Class A share and $9.095 per Class T share.
As of December 31, 2016, we had accepted investors’ subscriptions for and issued approximately 83,102,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $819,283,000, before selling commissions and dealer manager fees of approximately $69,185,000, and other offering costs of approximately $15,877,000. As of December 31, 2016, we had approximately $1,530,717,000 in Class A shares and Class T shares of common stock remaining in our Offering.
On September 29, 2016, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of $9.07 of each of our Class A common stock and Class T common stock, or the Estimated Per Share NAV, as of June 30, 2016, for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. In connection with the Estimated Per Share NAV, our board of directors unanimously approved the increased primary offering price of $10.078 per Class A share and $9.649 per Class T share, which are based on the Estimated Per Share NAV and any applicable upfront selling commissions and dealer manager fees, and revised DRIP offering prices of $9.574 per Class A share and $9.167 per Class T share, effective October 1, 2016. On December 2, 2016, our board of directors approved the revised DRIP offering prices of $9.07 per Class A share and $9.07 per Class T share, effective beginning with purchases of shares pursuant to the DRIP on January 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.
On January 20, 2017, we filed Post-Effective Amendment No. 11 to the Registration Statement to register Class I shares of common stock, which was declared effective on February 10, 2017 by the SEC. The primary offering price per share for Class I shares is $9.162 and the per share price for Class I shares purchased pursuant to the DRIP is $9.07. Unlike Class A and Class T shares, which are available to the general public for purchase through brokerage and transaction-based accounts, Class I shares are generally available for purchase in the Offering only (1) through fee-based programs of participating broker dealers, also known as wrap accounts, that provide access to Class I shares, (2) through registered investment advisers not affiliated with a participating broker-dealer, (3) by endowments, foundations, pension funds and other institutional investors, or (4) other categories of investors that we name in a supplement or amendment to our prospectus.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2016, we had purchased 37 real estate investments, consisting of 51 properties, comprising approximately 2,984,000 of gross rental square feet for an aggregate purchase price of approximately $1,000,088,000.
Critical Accounting Policies
Our critical accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies," or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Investment in Real Estate
Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. We anticipate the estimated useful lives of our assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of such assets through their undiscounted future cash flows and eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment indicators have been identified and no impairment losses were recorded during the year ended December 31, 2016.
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
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Asset Acquisitions
Upon the acquisition of real estate properties determined to be asset acquisitions, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowances for uncollectible tenant receivables were recorded as of December 31, 2016 and December 31, 2015.

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
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive income (loss) during the current period.
We are exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. Our primary strategy in entering into derivative contracts is to add stability to future cash flows by managing our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert some of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, we designate interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the income or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income (loss) during the current period.
In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Real Estate Investments in 2016 and Subsequent

•
During the year ended December 31, 2016, we, through our wholly-owned subsidiaries, acquired 15 real estate investments, consisting of 23 properties, for an aggregate purchase price of $536,683,000 and comprising of approximately 1,454,000 gross rental square feet of commercial space.

•
Subsequent to December 31, 2016 and through March 10, 2017, we, through our wholly-owned subsidiaries, acquired 1 real estate property for an aggregate purchase price of $16,174,950 and comprising of approximately 44,000 gross rental square feet of commercial space.

For a further discussion of our 2016 acquisitions, see Note 3—"Real Estate Investments" and for a further discussion on acquisitions in 2017, see Note 22—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Factors that May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. "Risk Factors," of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2016, our properties were 99.6% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015	2014
Number of commercial operating real estate properties	49	(1)	28	6
Leased rentable square feet	2,972,000		1,519,000	322,000
Weighted average percentage of rentable square feet leased	99.6%		99.7%	99.7%

(1)	As of December 31, 2016, we owned 51 real estate properties, two of which were under construction.
The following table summarizes our real estate acquisition activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015	2014
Commercial operating real estate properties acquired	21	(1)	22	6
Approximate aggregate purchase price of acquired real estate properties	$523,082,000	(1)	$374,164,000	$89,241,000
Leased rentable square feet	1,443,000		1,207,000	322,000

(1)	During the year ended December 31, 2016, we acquired 23 real estate properties, two of which were under construction. The properties under construction were purchased for $13,601,000.
The following discussion is based on our consolidated financial statements for the years December 31, 2016, 2015 and 2014.
This section describes and compares our results of operations for the years ended December 31, 2016, 2015 and 2014. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.

By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income (loss).
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change

Same store rental revenue	$7,533	$7,530	$3
Non-same store rental revenue	42,158	11,453	30,705
Same store tenant reimbursement revenue	312	312	—
Non-same store tenant reimbursement revenue	6,420	1,974	4,446
Other operating income	8	17	(9)
Total revenue	$56,431	$21,286	$35,145

•
An insignificant increase in same store revenue relates to the consumer price index base rent escalation at certain same store properties. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 1.97% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental revenue increased $30.7 million due to the acquisition of 43 operating properties since January 1, 2015.

•	Non-same store tenant reimbursement revenue increased $4.4 million due to the acquisition of 43 operating properties since January 1, 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change

Same store rental expenses	$473	$492	$(19)
Non-same store rental expenses	7,691	2,344	5,347
General and administrative expenses	3,105	2,133	972
Acquisition related expenses	5,339	10,250	(4,911)
Asset management fees	4,925	1,895	3,030
Depreciation and amortization	19,211	7,053	12,158
Total expenses	$40,744	$24,167	$16,577

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 43 operating properties since January 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.6 million, an increase in personnel costs of $0.3 million and an increase in other administrative costs of $0.1 million, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the early adoption of ASU 2017-01, Business Combinations, which resulted in less acquisitions being classified as business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the year ended December 31, 2016, we acquired 12 real estate properties determined to be business combinations for an aggregate purchase price of $207.4 million as compared to 21 real estate properties determined to be business combinations for an aggregate purchase price of $366.4 million during the year ended December 31, 2015.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $604.1 million as of December 31, 2016, as compared to $230.8 million as of December 31, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments to $544.4 million as of December 31, 2016, as compared to $203.5 million as of December 31, 2015.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change
Interest expense, net:
Interest on notes payable	$(466)	$—	$(466)
Interest on secured credit facility	(3,504)	(1,231)	(2,273)
Amortization of deferred financing costs	(1,061)	(721)	(340)
Cash deposits interest	117	66	51
Capitalized interest	524	—	524
Total interest expense, net	(4,390)	(1,886)	(2,504)
Net income (loss) attributable to common stockholders	$11,297	$(4,767)	$16,064

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $153.0 million as of December 31, 2016, as compared to $0 as of December 31, 2015.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $121.2 million as of December 31, 2016, as compared to $36.9 million as of December 31, 2015.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $11.2 million for the year ended December 31, 2016, as compared to having no development properties during the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change

Non-same store rental revenue	$18,983	$296	$18,687
Non-same store tenant reimbursement revenue	2,286	41	2,245
Other operating income	17	—	17
Total revenue	$21,286	$337	$20,949

•	Non-same store rental revenue increased $18.7 million due to the acquisition of 28 operating properties since January 1, 2014 through December 31, 2015.

•	Non-same store tenant reimbursement revenue increased $2.2 million due to the acquisition of 28 operating properties since January 1, 2014 through December 31, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change

Non-same store rental expenses	$2,836	$51	$2,785
General and administrative expenses	2,133	351	1,782
Acquisition related expenses	10,250	1,820	8,430
Asset management fees	1,895	72	1,823
Depreciation and amortization	7,053	185	6,868
Total expenses	$24,167	$2,479	$21,688

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 28 operating properties since January 1, 2014 through December 31, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees of $0.9 million, an increase in personnel costs of $0.6 million and an increase in other administrative costs of $0.3 million, in connection with our Company's growth.

•
Acquisition related expenses increased due to an increase in real estate properties determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the year ended December 31, 2015, we acquired 21 real estate properties determined to be business combinations for an aggregate purchase price of $366.4 million as compared to five real estate properties determined to be business combinations for an aggregate purchase price of $65.2 million during the year ended December 31, 2014.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $230.8 million as of December 31, 2015, as compared to $3.3 million as of December 31, 2014.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments to $203.5 million as of December 31, 2015, as compared to $2.8 million as of December 31, 2014.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change
Interest expense, net:
Interest on secured credit facility	$(1,231)	$(69)	$(1,162)
Amortization of deferred financing costs	(721)	(83)	(638)
Cash deposits interest	66	—	66
Total interest expense, net	(1,886)	(152)	(1,734)
Net income (loss) attributable to common stockholders	$(4,767)	$(2,294)	$(2,473)

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $36.9 million as of December 31, 2015, and $0.2 million as of December 31, 2014.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $12,965,000 as of December 31, 2016. As of December 31, 2016, we reimbursed our Advisor or its affiliates approximately $12,211,000 in other offering costs, we paid our Advisor or its affiliates $465,000 in other offering costs related to subscription agreements and accrued approximately $289,000 of other offering costs. As of December 31, 2016, we incurred approximately $69,185,000 in selling commissions and dealer manager fees and $6,213,000 in distribution and servicing fees to our Dealer Manager. As of December 31, 2016, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $15,877,000.
When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 11—"Related-Party Transactions and Arrangements" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2015, our cash flows provided by operations of approximately $3.3 million was a shortfall of approximately $12.7 million, or 79.5%, of our distributions (total distributions were approximately $16.0 million, of which $6.4 million was cash and $9.6 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on investment than a stockholder may expect.
We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds and have no limits on the amounts we may pay from such sources. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute a stockholder's interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of our Offering will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
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
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Character of Class A Distributions:	2016	2015	2014
Ordinary dividends	34.23%	33.81%	—%
Nontaxable distributions	65.77%	66.19%	100.00%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2016	2015	2014
Ordinary dividends	23.07%	—%	—%
Nontaxable distributions	76.93%	—%	—%
Total	100.00%	—%	—%

Share Repurchase Program
We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year and to those that can be funded with reinvestments pursuant to our DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2016, we received valid repurchase requests related to approximately 333,194 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $3,114,000 (an average of $9.35 per share). No shares of Class T common stock were requested to be, or were, repurchased during the year ended December 31, 2016.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases with tenants that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include scheduled increases in contractual base rent receipts, reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, proceeds from our Offering, borrowings on the secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $41.8 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2016, we had $6.4 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2016, we had approximately $50.4 million in cash and cash equivalents. For the year ended December 31, 2016, we had capital expenditures of $8.3 million that primarily related to three healthcare real estate investments.
Credit Facility
As of December 31, 2016, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension.
The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 10—"Credit Facility" to the consolidated financial statements that are part of this Annual Report on Form 10-K.
The annual interest rate payable under the secured credit facility is, at our Operating Partnership’s option, either: (a) the London Interbank Offered Rate, or the LIBOR, plus an applicable margin ranging from 2.00% to 2.65%, which is determined based on the overall leverage of our Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to 1.65% which is determined based on the overall leverage of our Operating Partnership. In addition to interest, our Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2016, the weighted average interest rate was 2.66%.
The actual amount of credit available under the secured credit facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the secured credit facility agreement. The amount of credit available under the secured credit facility will be a maximum principal amount of the value of the assets that are included in the pool availability. The obligations of our Operating Partnership with respect to the secured credit facility agreement are guaranteed by us, including but not limited to, the payment of any outstanding indebtedness under the secured credit facility agreement, and all terms, conditions and covenants of the secured credit facility agreement.
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our Operating Partnership and its subsidiaries that own properties that serve as collateral for our secured credit facility, limitations on the nature of our Operating Partnership's business, and limitations on distributions by us, our Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on our Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. In addition, the secured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2016.
As of December 31, 2016, we had a total pool availability under the secured credit facility of $279,358,000 and an aggregate outstanding principal balance of $220,000,000. As of December 31, 2016, $59,358,000 remained available to be drawn on the secured credit facility.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or fair market value of our real estate and real estate-related investments following completion of our Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our borrowings were 35.0% of the fair market value of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2016, our leverage did not exceed 300.0% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 9—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Cash Flows
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$24,970	$3,290	$21,680
Net cash used in investing activities	$546,038	$374,533	$171,505
Net cash provided by financing activities	$540,252	$398,811	$141,441
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $161.3 million, an increase in capital expenditures of $7.0 million and an increase in escrow funds, net, of $3.4 million, offset by a decrease in real estate deposits, net, of $0.2 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $153.0 million, a net increase in proceeds from the secured credit facility of $77.5 million and a decrease in offering costs related to the issuance of common stock of $16.0 million, offset by a decrease in proceeds from the issuance of common stock of $86.6 million, an increase in distributions to our stockholders of $11.3 million, an increase in repurchases of our common stock of $2.8 million, an increase in deferred financing costs of $2.4 million and an increase in escrow funds, net of $2.0 million.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,
(in thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$3,290	$(1,705)	$4,995
Net cash used in investing activities	$374,533	$92,513	$282,020
Net cash provided by financing activities	$398,811	$97,712	$301,099
Operating Activities

•	Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses.
Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $284.9 million and an increase in capital expenditures of $1.3 million, offset by a decrease in escrow funds, net, of $3.9 million and a decrease in real estate deposits, net, of $0.3 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from the issuance of common stock of $331.4 million, a net increase in proceeds from the secured credit facility of $15.0 million, offset by an increase in offering costs related to the issuance of common stock of $38.8 million, an increase in distributions to our stockholders of $6.2 million and in increase in repurchases of our common stock of $0.3 million.

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
We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016		2015
Distributions paid in cash - common stockholders	$17,659		$6,379
Distributions reinvested (shares issued)	22,889		9,643
Total distributions	$40,548		$16,022
Source of distributions:
Cash flows provided by operations (1)	$17,659	44%	$3,290	21%
Offering proceeds from issuance of common stock (1)	—	—%	3,089	19%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	22,889	56%	9,643	60%
Total sources	$40,548	100%	$16,022	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid on Class A shares and Class T shares as of December 31, 2016 were approximately $4.3 million for common stockholders. These distributions were paid on January 3, 2017.
For the year ended December 31, 2016, we declared and paid distributions of approximately $40.6 million to Class A stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the year ended December 31, 2016 of approximately $30.5 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2016, see Note 22—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 19—"Commitment and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2016, we had $153.0 million in notes payable outstanding principal and $220.0 million outstanding principal under the secured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2016, we were in compliance with all such covenants and requirements on our mortgage loans payable and the secured credit facility.
In addition, during the year ended December 31, 2016, we entered into five derivative instruments for the purpose of managing or hedging our interest rate risk. The aggregate notional amount under these derivative instruments is $96.5 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2016, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2016, we had approximately $373.0 million of principal debt outstanding, of which $153.0 million related to notes payable and $220.0 million related to the secured credit facility. See Note 9—"Notes Payable" and Note 10—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2016 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$—	$—	$51,000	$—	$51,000
Interest payments—fixed rate debt	2,363	4,726	4,733	—	11,822
Principal payments—variable rate debt fixed through interest rate swap (1)	—	25,698	70,842	—	96,540
Interest payments—variable rate debt fixed through interest rate swap (2)	3,715	7,680	6,006	—	17,401
Principal payments—variable rate debt	—	195,321	30,129	—	225,450
Interest payments—variable rate debt (3)	6,557	10,076	2,943	—	19,576
Capital expenditures	41,753	—	—	—	41,753
Ground lease payments	94	214	205	1,574	2,087
Total	$54,482	$243,715	$165,858	$1,574	$465,629
(1)As of December 31, 2016, we had $96.5 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.
(2)We used the fixed rates under our interest rate swap agreements as of December 31, 2016 to calculate the debt payment obligations in future periods.
(3)We used LIBOR plus the applicable margin under our variable rate debt agreement as of December 31, 2016 to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.
On October 17, 2016, we entered into the fourth amendment to the dealer manager agreement with our Advisor and Dealer Manager to, among other things, obligate our Advisor to pay certain amounts to our Dealer Manager in connection with volume discount purchases. More specifically, with respect to sales of Class T shares of $2,000,000 or above to a qualifying purchaser (as defined in our prospectus), our Advisor will pay, without reimbursement from us, our Dealer Manager an amount equal to 1.0% of the gross offering proceeds of each purchase, in addition to the applicable dealer manager fee payable by us to our Dealer Manager. Further, with respect to sales of Class T shares of $5,000,000 or above to a qualifying purchaser (as defined in our prospectus), our Advisor will pay our Dealer Manager an additional amount equal to 1.0% of the gross offering proceeds of each purchase.
On February 9, 2017, we entered into the fifth amendment to the dealer manager agreement with our Advisor and Dealer Manager to incorporate the terms of Class I shares. Pursuant to such fifth amendment, our Dealer Manager may receive a dealer manager fee in an amount equal to up to 2.0% of the gross offering proceeds from the sale of Class I shares, of which 1.0% will be funded by the Advisor without reimbursement from us. Our Dealer Manager will not be entitled to receive selling commissions or distribution and servicing fees with respect to Class I shares and will not receive a dealer manager fee with respect to Class I shares sold pursuant to the DRIP.
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

The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders	$11,297	$(4,767)	$(2,294)
Adjustments:
Depreciation and amortization	19,211	7,053	185
FFO attributable to common stockholders	$30,508	$2,286	$(2,109)
Adjustments:
Acquisition related expenses (1)	$5,339	$10,250	$1,820
Amortization of intangible assets and liabilities (2)	(500)	(72)	6
Straight-line rents (3)	(6,263)	(2,449)	(13)
Ineffectiveness of interest rate swaps	(144)	—	—
MFFO attributable to common stockholders	$28,940	$10,015	$(296)
Weighted average common shares outstanding - basic	66,991,294	28,658,495	1,233,715
Weighted average common shares outstanding - diluted	67,007,124	28,658,495	1,233,715
Net income (loss) per common share - basic	$0.17	$(0.17)	$(1.86)
Net income (loss) per common share - diluted	$0.17	$(0.17)	$(1.86)
FFO per common share - basic	$0.46	$0.08	$(1.71)
FFO per common share - diluted	$0.46	$0.08	$(1.71)

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

The following is a reconciliation of net loss attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net income attributable to common stockholders	$5,346	$2,508	$1,833	$1,610
Adjustments:
Depreciation and amortization	6,263	4,782	4,300	3,866
FFO attributable to common stockholders	$11,609	$7,290	$6,133	$5,476
Adjustments:
Acquisition related expenses (1)	$(93)	$1,821	$1,946	$1,665
Amortization of intangible assets and liabilities (2)	(125)	(126)	(124)	(125)
Straight-line rents (3)	(1,919)	(1,645)	(1,533)	(1,166)
Ineffectiveness of interest rate swaps	(95)	(71)	22	—
MFFO attributable to common stockholders	$9,377	$7,269	$6,444	$5,850
Weighted average common shares outstanding - basic	78,728,400	71,852,230	63,514,780	53,666,785
Weighted average common shares outstanding - diluted	78,742,067	71,866,949	63,530,999	53,679,723
Net income per common share - basic	$0.07	$0.03	$0.03	$0.03
Net income per common share - diluted	$0.07	$0.03	$0.03	$0.03
FFO per common share - basic	$0.15	$0.10	$0.10	$0.10
FFO per common share - diluted	$0.15	$0.10	$0.10	$0.10

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

Subsequent Events
For a discussion of subsequent events, see Note 22—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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
The following table summarizes our principal debt outstanding as of December 31, 2016 (amounts in thousands):

December 31, 2016
Notes payable:
Fixed rate notes payable	$51,000
Variable rate notes payable fixed through interest rate swaps	71,540
Variable rate notes payable (2)	30,450
Total notes payable	152,990
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	25,000
Variable rate secured credit facility	195,000
Total secured credit facility	220,000
Total principal debt outstanding (1)	$372,990

(1)	As of December 31, 2016, the weighted average interest rate on our total debt outstanding was 3.31%.

(2)	On December 16, 2016, we entered into an interest rate swap agreement in the amount of $30,450,000 with an effective date of January 3, 2017.
As of December 31, 2016, $225.5 million of the $373.0 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.74% per annum. As of December 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.1 million per year.
As of December 31, 2016, we had five interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2021. As of December 31, 2016, the aggregate settlement asset value was $0.9 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of December 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $3.7 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2016 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

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
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CARTER VALIDUS MISSION CRITICAL REIT II, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carter Validus Mission Critical REIT II, Inc.:

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter Validus Mission Critical REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Tampa, Florida
March 16, 2017
Certified Public Accountants

PART 1. FINANCIAL STATEMENTS
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate:
Land	$154,385	$48,882
Buildings and improvements, less accumulated depreciation of $18,521 and $5,262, respectively	722,492	361,632
Construction in progress	20,123	—
Total real estate, net	897,000	410,514
Cash and cash equivalents	50,446	31,262
Acquired intangible assets, less accumulated amortization of $7,995 and $2,007, respectively	98,053	54,633
Other assets	24,539	10,218
Total assets	$1,070,038	$506,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $1,945	$151,045	$—
Credit facility, net of deferred financing costs of $876 and $103, respectively	219,124	89,897
Accounts payable due to affiliates	7,384	741
Accounts payable and other liabilities	17,184	8,244
Intangible lease liabilities, less accumulated amortization of $634 and $98, respectively	6,873	7,409
Total liabilities	401,610	106,291
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 83,109,025 and 48,488,734 shares issued, respectively; 82,744,288 and 48,457,191 shares outstanding, respectively	827	485
Additional paid-in capital	723,859	425,910
Accumulated distributions in excess of earnings	(57,100)	(26,061)
Accumulated other comprehensive income	840	—
Total stockholders’ equity	668,426	400,334
Noncontrolling interests	2	2
Total equity	668,428	400,336
Total liabilities and stockholders’ equity	$1,070,038	$506,627
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Rental revenue	$49,699	$19,000	$296
Tenant reimbursement revenue	6,732	2,286	41
Total revenue	56,431	21,286	337
Expenses:
Rental expenses	8,164	2,836	51
General and administrative expenses	3,105	2,133	351
Acquisition related expenses	5,339	10,250	1,820
Asset management fees	4,925	1,895	72
Depreciation and amortization	19,211	7,053	185
Total expenses	40,744	24,167	2,479
Income (loss) from operations	15,687	(2,881)	(2,142)
Interest expense, net	4,390	1,886	152
Net income (loss) attributable to common stockholders	$11,297	$(4,767)	$(2,294)
Other comprehensive income:
Unrealized income on interest rate swaps, net	$840	$—	$—
Other comprehensive income attributable to common stockholders	840	—	—
Comprehensive income (loss) attributable to common stockholders	$12,137	$(4,767)	$(2,294)
Weighted average number of common shares outstanding:
Basic	66,991,294	28,658,495	1,233,715
Diluted	67,007,124	28,658,495	1,233,715
Net income (loss) per common share attributable to common stockholders:
Basic	$0.17	$(0.17)	$(1.86)
Diluted	$0.17	$(0.17)	$(1.86)
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	20,000	$—	$200	$—	$—	$200	$—	$200
Issuance of common stock	7,062,137	71	69,963	—	—	70,034	—	70,034
Issuance of common stock under the distribution reinvestment plan	28,364	—	270	—	—	270	—	270
Vesting of restricted common stock	—	—	11	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Commissions on sale of common stock and related dealer manager fees	—	—	(6,476)	—	—	(6,476)	—	(6,476)
Other offering costs	—	—	(3,887)	—	—	(3,887)	—	(3,887)
Distributions declared to common stockholders	—	—	—	(755)	—	(755)	—	(755)
Net loss	—	—	—	(2,294)	—	(2,294)	—	(2,294)
Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$—	$57,103	$2	$57,105
Issuance of common stock	40,361,130	404	401,007	—	—	401,411	—	401,411
Issuance of common stock under the distribution reinvestment plan	1,014,853	10	9,633	—	—	9,643	—	9,643
Vesting of restricted common stock	2,250	—	34	—	—	34	—	34
Commissions on sale of common stock and related dealer manager fees	—	—	(38,163)	—	—	(38,163)	—	(38,163)
Other offering costs	—	—	(6,371)	—	—	(6,371)	—	(6,371)
Repurchase of common stock	(31,543)	—	(311)	—	—	(311)	—	(311)
Distributions declared to common stockholders	—	—	—	(18,245)	—	(18,245)	—	(18,245)
Net loss	—	—	—	(4,767)	—	(4,767)	—	(4,767)
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$—	$400,334	$2	$400,336
Issuance of common stock	32,201,892	321	314,515	—	—	314,836	—	314,836
Issuance of common stock under the distribution reinvestment plan	2,413,899	24	22,865	—	—	22,889	—	22,889
Vesting of restricted common stock	4,500	—	58	—	—	58	—	58
Commissions on sale of common stock and related dealer manager fees	—	—	(24,546)	—	—	(24,546)	—	(24,546)
Distribution and servicing fees	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Other offering costs	—	—	(5,619)	—	—	(5,619)	—	(5,619)
Repurchase of common stock	(333,194)	(3)	(3,111)	—	—	(3,114)	—	(3,114)
Distributions declared to common stockholders	—	—	—	(42,336)	—	(42,336)	—	(42,336)
Other comprehensive income	—	—	—	—	840	840	—	840
Net income	—	—	—	11,297	—	11,297	—	11,297
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,297	$(4,767)	$(2,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,211	7,053	185
Amortization of deferred financing costs	1,061	721	83
Amortization of above-market leases	36	26	6
Amortization of intangible lease liabilities	(536)	(98)	—
Straight-line rent	(6,263)	(2,449)	(13)
Stock-based compensation	58	34	11
Ineffectiveness of interest rate swaps	(144)	—	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,307	4,915	303
Accounts payable due to affiliates	531	389	102
Other assets	(1,588)	(2,534)	(88)
Net cash provided by (used in) operating activities	24,970	3,290	(1,705)
Cash flows from investing activities:
Investment in real estate	(535,447)	(374,164)	(89,241)
Capital expenditures	(8,253)	(1,289)	—
Escrow funds, net	(2,491)	995	(2,922)
Real estate deposits, net	153	(75)	(350)
Net cash used in investing activities	(546,038)	(374,533)	(92,513)
Cash flows from financing activities:
Proceeds from issuance of common stock	314,836	401,411	70,034
Proceeds from notes payable	152,990	—	—
Proceeds from credit facility	240,000	92,000	40,393
Payments on credit facility	(110,000)	(39,500)	(2,893)
Proceeds from noncontrolling interests	—	—	2
Payments of deferred financing costs	(4,133)	(1,799)	(1,825)
Repurchases of common stock	(3,114)	(311)	—
Offering costs on issuance of common stock	(30,628)	(46,611)	(7,839)
Distributions to stockholders	(17,659)	(6,379)	(160)
Escrow funds, net	(2,040)	—	—
Net cash provided by financing activities	540,252	398,811	97,712
Net change in cash and cash equivalents	19,184	27,568	3,494
Cash and cash equivalents - Beginning of year	31,262	3,694	200
Cash and cash equivalents - End of year	$50,446	$31,262	$3,694
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $524 during 2016	$3,341	$1,055	$23
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$22,889	$9,643	$270
Distribution and servicing fees accrued	$5,750	$—	$—
Liability assumed at acquisition	$1,236	$—	$—
Accrued capital expenditures	$4,221	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. As of December 31, 2016, we were offering Class A shares and Class T shares of common stock, in any combination with a dollar value up to the maximum primary offering amount. On January 20, 2017, the Company filed a Post-Effective Amendment to the Registration Statement to register Class I shares of common stock, which was declared effective on February 10, 2017 by the SEC.
As of December 31, 2016, the Company had issued approximately 83,102,000 shares of Class A and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $819,283,000, before selling commissions and dealer manager fees of approximately $69,185,000 and other offering costs of approximately $15,877,000. As of December 31, 2016, the Company had approximately $1,530,717,000 in Class A shares and Class T shares of common stock remaining in the Offering.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of December 31, 2016, the Company owned 37 real estate investments, consisting of 51 properties, located in 29 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.
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
Restricted Cash Held in Escrow
Restricted cash held in escrow includes cash held in escrow accounts for capital improvements for certain properties as well as cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of escrowed funds for capital improvements have been classified as investing activities and contributions and receipts of escrowed funds pursuant to loan agreements have been classified as financing activities in the consolidated statements of cash flows. Restricted cash held in escrow is reported in other assets in the accompanying consolidated balance sheets. See Note 7—"Other Assets".
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
On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company's credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company's secured credit facility are presented in the balance sheet as an asset, which is included in other assets on the consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $103,000 in other assets and credit facility on the consolidated balance sheet as of December 31, 2015.

Investment in Real Estate
Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years
Improvements in process	—
Allocation of Purchase Price of Real Estate
Business Combinations
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
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Asset Acquisitions
Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
Acquisition Fees and Expenses
Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business. The objective of ASU 2017-01 is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted using a prospective transition method. The Company adopted ASU 2017-01 effective October 1, 2016. As a result, the Company capitalized $7,285,000 of acquisition fees and expenses that would otherwise have been expensed under business combination treatment.
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
The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, tenant receivables, property escrow deposits, prepaid expenses, accounts payable and accrued liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.
Notes payable—Variable Rate—The carrying value of variable rate notes payable approximates fair value because they are interest rate adjustable.
Secured credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the fixed rate secured credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.
Secured credit facility—Variable Rate—The carrying value of the variable rate secured credit facility approximates fair value as the interest on the variable rate secured credit facility is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities.
Noncontrolling Interest in Operating Partnership
The Company is the sole general partner of the Operating Partnership and the Advisor is the initial limited partner of the Operating Partnership. The Company consolidates the Operating Partnership and reports unaffiliated partners’ interests in the Operating Partnership as noncontrolling interests. Noncontrolling interests are reported within the equity section of the consolidated financial statements, and amounts attributable to controlling and noncontrolling interests are reported separately in the accompanying consolidated statements of comprehensive income (loss) and accompanying consolidated statements of stockholders’ equity.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2016, the Company did not have an allowance for uncollectible tenant receivables.
Stock-based Compensation
The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 17—"Stock-based Compensation" for a further discussion of stock-based compensation awards.

Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the year ended December 31, 2016, diluted earnings per share reflected the effect of 16,000 shares of non-vested shares of restricted common stock that were outstanding as of such period. For the years ended December 31, 2015 and December 31, 2014, there were 15,750 and 9,000 shares, respectively, of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2016 and 2015, the Company operated through two reportable business segments—commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive income (loss) during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the income or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income (loss) during the current period.
In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Concentration of Credit Risk and Significant Leases
As of December 31, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of December 31, 2016, the Company owned real estate investments in 29 MSAs, three of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA, the Houston-The Woodlands-Sugar Land, Texas MSA, and the Dallas-Fort Worth-Arlington, Texas MSA accounted for 15.7%, 12.8%, and 10.5%, respectively, of contractual rental revenue for the year ended December 31, 2016.
As of December 31, 2016, the Company had two exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue. The leases with tenants under common control of the guarantor Post Acute Medical, LLC and the leases with Healthcare Partners Investments, LLC, each accounted for 11.1% of contractual rental revenue for the year ended December 31, 2016.
Stockholders’ Equity
The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 250,000,000 shares of Class A common stock and 250,000,000 shares of Class T common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. The company intends to issue up to $2,250,000,000 in Class A and Class T shares of common stock in its primary offering, and up to $100,000,000 in Class A and Class T shares of common stock pursuant to the DRIP. Other than the different fees with respect to each class and the payment of a distribution and servicing fee out of amounts otherwise distributable to Class T stockholders, Class A shares and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the two classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.
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
As of December 31, 2016, the Company had 83,109,025 shares of Class A and Class T common stock issued and 82,744,288 shares of Class A and Class T common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2015, the Company had 48,488,734 shares of Class A common stock issued and 48,457,191 shares of Class A common stock outstanding, and no shares of preferred stock issued and outstanding. The charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of repurchase of each class of stock so issued.
On January 20, 2017, we filed a Post-Effective Amendment to the Registration Statement to register Class I shares of common stock, which was declared effective on February 10, 2017 by the SEC. See Note 1—"Organization and Business Operations" and Note 22—"Subsequent Events" for further discussion regarding Class I common stock.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. The Company will limit the number of shares repurchased pursuant to the share repurchase program as follows: during any calendar year, the Company will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. During the year ended December 31, 2016, the Company received valid repurchase requests related to 333,194 Class A shares of common stock, or 0.69% of shares outstanding as of December 31, 2015, all of which were redeemed in full for an aggregate purchase price of approximately $3,114,000 (an average of $9.35 per share). During the year ended December 31, 2015, the Company received valid repurchase requests related to 31,543 Class A shares of common stock, or 0.44% of shares outstanding as of December 31, 2014, all of which were redeemed in full for an aggregate purchase price of approximately $311,000 (an average of $9.86 per share). No shares of Class T common stock were requested to be, or were, repurchased during the years ended December 31, 2016 and December 31, 2015.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2016, the Company paid aggregate distributions, since inception, of approximately $57,000,000 ($24,198,000 in cash and $32,802,000 of which were reinvested in shares of common stock pursuant to the DRIP). Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.63 and $0.64 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had distributions payable of approximately

$4,336,000. Of these distributions payable, approximately $1,977,000 was paid in cash and approximately $2,359,000 was reinvested in shares of common stock pursuant to the DRIP on January 3, 2017.
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
Income Taxes
The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.
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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination will be 2014.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), or ASU 2016-08, which improves the implementation guidance on principal versus agent considerations. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date of this update is the same as the effective date of ASU 2015-14. The Company believes the adoption of ASUs 2014-09 and 2016-08 will not have a material impact on the Company’s consolidated financial statements, but may result in additional disclosures.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluation the impact ASU 2016-02 will have on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years beginning after, and interim periods within, December 15, 2019. Early adoption is permitted for fiscal years beginning after, and interim periods within, December 15, 2018.  The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements.
On October 26, 2016, the FASB issued ASU 2016-17, Interests Held Through Related Parties That Are Under Common Control, or ASU 2016-17. ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in an entity held through related parties that are under common control. Under ASU 2016-17, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company believes the adoption of ASU 2016-17 does not have an impact on the Company’s consolidated financial statements.
On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU should be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-18 will have on the Company’s consolidated statements of cash flows.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.
Note 3—Real Estate Investments
During the year ended December 31, 2016, the Company purchased 23 real estate properties, of which 12 were determined to be business combinations and 11 were determined to be asset acquisitions. See Note 4—"Business Combinations" for further discussion of business combinations. The following table summarizes the consideration transferred for all real estate properties acquired during the year ended December 31, 2016 (amounts in thousands):

Year Ended December 31, 2016
Investments in real estate:
Purchase price of business combinations (1)	$207,447
Purchase price of asset acquisitions (2)	329,236
Total purchase price of real estate investments acquired	$536,683

(1)	See Note 4—"Business Combinations" for management’s allocation of the fair value of the acquisitions determined to be business combinations during the year ended December 31, 2016.

(2)	See below for management's allocation of the asset acquisitions during the year ended December 31, 2016 (amounts in thousands):

Total
Land	$75,924
Buildings and improvements	222,176
In-place leases	29,091
Tenant improvements	2,045
Total assets acquired	$329,236
Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company expensed acquisition fees and expenses of approximately $5,081,000, $9,852,000 and $1,697,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company capitalized acquisition fees and expenses of approximately $9,982,000 and $234,000 for the years ended December 31, 2016 and 2015, respectively. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the years ended December 31, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Business Combinations
During the year ended December 31, 2016, the Company completed the acquisition of 100% of the interests in 12 real estate properties (four data centers and eight healthcare properties) that were determined to be business combinations. The aggregate purchase price of the acquisitions determined to be business combinations was $207,447,000, plus closing costs.
The following table summarizes the acquisitions determined to be business combinations during the year ended December 31, 2016:

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
Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying consolidated statements of comprehensive income (loss) for year ended December 31, 2016 for the period subsequent to the acquisition date of each property. For the period from the first acquisition date through December 31, 2016, the Company recorded $8,722,000 in revenues and a net loss of $1,876,000 for its business combination acquisitions.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016	2015
Land	$29,579	$33,844
Buildings and improvements	156,038	287,020
In-place leases	20,316	48,708
Tenant improvements	1,514	3,714
Ground leasehold assets	—	644
Total assets acquired	207,447	373,930
Below-market leases	—	(7,500)
Net assets acquired	$207,447	$366,430
Assuming the business combinations described above had occurred on January 1, 2015, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, unaudited):

	Year Ended December 31,
	2016	2015
Pro forma basis:
Revenues	$62,747	$50,900
Net income attributable to common stockholders	$18,867	$18,255
Net income per common share attributable to common stockholders:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27
The condensed pro forma consolidated financial statements for the years ended December 31, 2016 and 2015 include pro forma adjustments related to the business combinations during 2016 and 2015. The pro forma information for the years ended December 31, 2016 and 2015 was adjusted to exclude approximately $5,081,000 and $9,852,000, respectively, of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2016 and 2015 (amounts in thousands, except weighted average life amounts):

	December 31, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $7,918 and $1,967, respectively (with a weighted average remaining life of 12.8 years and 14.5 years, respectively)	$97,232	$53,776
Above-market leases, net of accumulated amortization of $58 and $32, respectively (with a weighted average remaining life of 7.4 years and 8.4 years, respectively)	196	222
Ground lease interest, net of accumulated amortization of $19 and $9, respectively (with a weighted average remaining life of 66.8 years and 67.8 years, respectively)	625	635
	$98,053	$54,633
The aggregate weighted average remaining life of the acquired intangible assets was 13.1 years and 15.1 years as of December 31, 2016 and December 31, 2015, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2016, 2015 and 2014 was $5,987,000, $1,950,000 and $58,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental expenses in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization expense on the acquired intangible assets as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$9,096
2018	9,011
2019	8,414
2020	7,911
2021	7,852
Thereafter	55,769
$98,053
Note 6—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	December 31, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $634 and $98, respectively (with a weighted average remaining life of 13.6 years and 14.5 years, respectively)	$6,873	$7,409
	$6,873	$7,409
Amortization of below-market leases for the years ended December 31, 2016, 2015 and 2014 was $536,000, $98,000 and $0, respectively. Amortization of below-market leases is recorded as an adjustment to rental income in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization of the below-market leases as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$536
2018	536
2019	536
2020	536
2021	536
Thereafter	4,193
$6,873

Note 7—Other Assets
Other assets consisted of the following as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $1,789 and $802, respectively	$3,071	$2,717
Real estate escrow deposits	290	443
Restricted cash held in escrow	6,458	1,927
Tenant receivable	3,126	2,065
Straight-line rent receivable	8,725	2,462
Prepaid and other assets	1,087	604
Derivative assets	1,782	—
	$24,539	$10,218
Amortization of deferred financing costs related to the revolver portion of the secured credit facility for the years ended December 31, 2016, 2015 and 2014 was $987,000, $719,000 and $83,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income (loss).
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$7,657	$2,283
Accrued interest expense	945	221
Accrued property taxes	1,164	505
Distributions payable to stockholders	4,336	2,548
Tenant deposits	1,551	1,848
Deferred rental income	733	839
Derivative liability	798	—
	$17,184	$8,244
Note 9—Notes Payable
The Company had $152,990,000 principal outstanding in notes payable collateralized by real estate assets as of December 31, 2016. As of December 31, 2016, the notes payable weighted average interest rate was 4.22%.
The following table summarizes the notes payable balances as of December 31, 2016 (amounts in thousands):

		Interest Rates (1)
Notes payable:	December 31, 2016	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$51,000	4.6%			4.6%	12/11/2021
Variable rate notes payable fixed through interest rate swaps	71,540	3.7%	-	5.1%	4.3%	10/28/2021	-	12/26/2021
Variable rate notes payable (2)	30,450	3.5%			3.5%	12/07/2021
Total notes payable, principal amount outstanding	$152,990
Unamortized deferred financing costs related to notes payable	(1,945)
Total notes payable, net of deferred financing costs	$151,045

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2016.

(2)	On December 16, 2016, the Company entered into an interest rate swap agreement in the amount of $30,450,000 with an effective date of January 3, 2017.
Significant loan activities since December 31, 2015, excluding scheduled principal payments, include:

•	During the year ended December 31, 2016, the Company entered into four notes payable collateralized by real estate assets.

•	As of December 31, 2016, the Company had two variable rate notes payable that were fixed through interest rate swaps.
The principal payments due on the notes payable as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
2017	$—
2018	50
2019	969
2020	1,355
2021	150,616
Thereafter	—
$152,990
Note 10—Credit Facility
The Company's outstanding secured credit facility as of December 31, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Secured credit facility:
Revolving line of credit	$120,000	$65,000
Term loan	100,000	25,000
Total secured credit facility, principal amount outstanding	220,000	90,000
Unamortized deferred financing costs related to the term loan secured credit facility	(876)	(103)
Total secured credit facility, net of deferred financing costs	$219,124	$89,897
Significant activities regarding the secured credit facility since December 31, 2015 include:

•	During the year ended December 31, 2016, the Company drew $240,000,000 and repaid $110,000,000 on the secured credit facility.

•
During the year ended December 31, 2016, the Company increased the borrowing base availability under the secured credit facility by $101,470,000 by adding 15 properties to the aggregate pool availability.

•
During the year ended December 31, 2016, the Company entered into an interest rate swap agreement to effectively fix the London Interbank Offered Rate, or LIBOR, on $25,000,000 of the term loan of the secured credit facility.

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

•
On December 6, 2016, the Operating Partnership received a commitment increase letter from the existing lenders under the secured credit facility and Citizens Bank, N.A., Eastern Bank and Hancock Bank, as new lenders, to increase the maximum commitments available under the secured credit facility from $315,000,000 to an aggregate of up to $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to the Operating Partnership’s right for two 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to the Operating Partnership’s right for one 12-month extension period.

•
As of December 31, 2016, the Company had a total pool availability under the secured credit facility of $279,358,000 and an aggregate outstanding principal balance of $220,000,000. As of December 31, 2016, $59,358,000 remained to be drawn on the secured credit facility.

The principal payments due on the secured credit facility as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$—
2018	120,000
2019	100,000
2020	—
2021	—
Thereafter	—
$220,000
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
The annual interest rate payable under the secured credit facility was, at the Operating Partnership's option, either: (a) LIBOR, plus an applicable margin ranging from 2.00% to 2.65%, which is determined based on the overall leverage of the Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to 1.65%, which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2016, the interest rate on the variable rate portion of the credit facility was 2.62% and the interest rate on the variable rate fixed through interest rate swap on the credit facility was 2.91%.
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
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the secured credit facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. The Company was in compliance with all financial covenant requirements at December 31, 2016.
Note 11—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.25% of the gross proceeds. As of December 31, 2016, the Advisor and its affiliates incurred approximately $12,965,000 on the Company’s behalf in offering costs. The Company accrued approximately $289,000 of other organization and offering expenses as of December 31, 2016. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the years ended December 31, 2016 and 2015, the Company incurred approximately $11,515,000 and $7,486,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
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
Class B Units are subject to forfeiture until such time as: (a) the value of the Operating Partnership’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pretax, non-compounded annual return thereon, or the economic hurdle; (b) any one of the following events occurs concurrently with or subsequently to the achievement of the economic hurdle described above: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a transaction to which the Company or the Operating Partnership shall be a party, as a result of which operating partnership units or common stock shall be exchanged for or converted into the right, or the holders of such securities shall otherwise be entitled, to receive cash, securities or other property or any combination thereof; or (iii) the termination of the advisory agreement without cause; and (c) the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described in clause (b) above, unless the failure to provide such services is attributable to the termination without cause of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors after the economic hurdle described above has been met. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause. Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated without cause by an affirmative vote of a majority of the Company’s board of directors before the economic hurdle described above has been met. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $4,925,000, $1,895,000 and $72,000, respectively, in asset management fees. As of December 31, 2016, the Company did not issue any Class B Units.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $1,473,000, $538,000 and $9,000, respectively, in property management fees to the Property Manager, which are recorded in rental expenses in the accompanying consolidated statements of comprehensive income (loss). The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. As of December 31, 2016, the Company did not incur any leasing commissions to the Property Manager.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $754,000, $0 and $0, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the years ended December 31, 2016, 2015 and 2014, the Advisor allocated approximately $1,257,000, $830,000 and $288,000, respectively, in operating expenses to the Company. For the year ended December 31, 2014, the Advisor waived approximately $236,000 of its operating expenses incurred on behalf of the Company, without recourse. The operating expenses waived by the Advisor consisted of general and administrative expenses, including payroll-related expenses.
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2016, the Company has not incurred any disposition fees to the Advisor or its affiliates.
The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of December 31, 2016, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of December 31, 2016, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares made pursuant to the DRIP. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $24,546,000, $38,163,000 and $6,476,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) the fourth anniversary of the last day of the fiscal quarter in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee will be paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company does not pay a distribution and servicing fee with respect to Class A shares. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $6,213,000, $0 and $0, respectively, in distribution and servicing fees to the Dealer Manager.

Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of December 31, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	December 31, 2016	December 31, 2015
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$627	$290
Carter Validus Real Estate Management Services II, LLC	Property management fees	252	101
Carter Validus Real Estate Management Services II, LLC	Construction management fees	323	—
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	138	96
Carter Validus Advisors II, LLC and its affiliates	Offering costs	289	250
SC Distributors, LLC	Distribution and servicing fees	5,750	—
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	5	4
		$7,384	$741
Note 12—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the years ended December 31, 2016, 2015 and 2014.
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

Summary information for the reportable segments during the years ended December 31, 2016, 2015 and 2014, is as follows (amounts in thousands):

	Data Centers	Healthcare	Year Ended December 31, 2016
Revenue:
Rental and tenant reimbursement revenue	$12,929	$43,502	$56,431
Expenses:
Rental expenses	(2,509)	(5,655)	(8,164)
Segment net operating income	$10,420	$37,847	48,267

Expenses:
General and administrative expenses			(3,105)
Acquisition related expenses			(5,339)
Asset management fees			(4,925)
Depreciation and amortization			(19,211)
Income from operations			15,687
Interest expense, net			(4,390)
Net income attributable to common stockholders			$11,297

	Data Centers	Healthcare	Year Ended December 31, 2015
Revenue:
Rental and tenant reimbursement revenue	$1,618	$19,668	$21,286
Expenses:
Rental expenses	(301)	(2,535)	(2,836)
Segment net operating income	$1,317	$17,133	18,450

Expenses:
General and administrative expenses			(2,133)
Acquisition related expenses			(10,250)
Asset management fees			(1,895)
Depreciation and amortization			(7,053)
Loss from operations			(2,881)
Interest expense, net			(1,886)
Net loss attributable to common stockholders			$(4,767)

	Data Centers	Healthcare	Year Ended December 31, 2014
Revenue:
Rental and tenant reimbursement revenue	$—	$337	$337
Expenses:
Rental expenses	—	(51)	(51)
Segment net operating income	$—	$286	286

Expenses:
General and administrative expenses			(351)
Acquisition related expenses			(1,820)
Asset management fees			(72)
Depreciation and amortization			(185)
Loss from operations			(2,142)
Interest expense, net			(152)
Net loss attributable to common stockholders			$(2,294)
Assets by each reportable segment as of December 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

	December 31, 2016	December 31, 2015
Assets by segment:
Data centers	$362,969	$44,207
Healthcare	653,416	427,878
All other	53,653	34,542
Total assets	$1,070,038	$506,627

Capital additions and acquisitions by reportable segments for the years ended December 31, 2016, 2015 and 2014 are as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Capital additions and acquisitions by segment:
Data centers	$314,030	$43,815	$—
Healthcare	229,670	331,853	89,241
Total capital additions and acquisitions	$543,700	$375,668	$89,241
Note 13—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$69,485
2018	70,378
2019	70,209
2020	69,628
2021	70,877
Thereafter	614,311
$964,888
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2016 and for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$8
2018	8
2019	8
2020	8
2021	8
Thereafter	781
$821

Note 14—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable - fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $49,930,000 as of December 31, 2016, as compared to the outstanding principal of $51,000,000 as of December 31, 2016. The estimated fair value of notes payable - variable rate fixed through interest rate swap agreements (Level 2) was approximately $69,247,000 as of December 31, 2016, as compared to the outstanding principal of $71,540,000 as of December 31, 2016.

Notes payable—Variable Rate—The outstanding principal of the notes payable – variable was $30,450,000 as of December 31, 2016, which approximated its fair value.
Secured credit facility—The outstanding principal of the secured credit facility – variable was $195,000,000 and $90,000,000, which approximated its fair value as of December 31, 2016 and December 31, 2015, respectively. The estimated fair value of the secured credit facility – variable rate fixed through an interest rate swap agreement (Level 2) was approximately $24,195,000 as of December 31, 2016 as compared to the outstanding principal of $25,000,000 as of December 31, 2016.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.
The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 (amounts in thousands):

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,782	$—	$1,782
Total assets at fair value	$—	$1,782	$—	$1,782
Liabilities:
Derivative liabilities	$—	$798	$—	$798
Total liabilities at fair value	$—	$798	$—	$798
The Company did not have financial assets and liabilities required to be measured at fair value as of December 31, 2015.
Note 15—Derivative Instruments and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During the year ended December 31, 2016, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the year ended December 31, 2016, the Company recognized income of $144,000 due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $755,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.
See Note 14—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2016			December 31, 2015
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets/Accounts payable and other liabilities	07/01/2016 to 01/03/2017	12/22/2020 to 12/26/2021	$96,540	$1,782	$(798)	$—	$—	$—
The notional amount under the agreements is an indication of the extent of the Company’s involvement in the instruments at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), or OCI, in the accompanying consolidated statements of comprehensive income (loss).
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the year ended December 31, 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in OCI on Derivative (Effective Portion)	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Year Ended December 31, 2016
Interest rate swaps	$744	Interest expense, net	$(96)
Total	$744		$(96)
The Company did not have derivative instruments as of December 31, 2015 and 2014.
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2016, the fair value of the derivative in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $844,000. As of December 31, 2016, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2016	$1,782	$—	$1,782	$—	$—	$1,782

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2016	$798	$—	$798	$—	$—	$798
The Company did not have any financial instruments hedged through interest rate swaps as of December 31, 2015.
The Company reports derivatives in the accompanying consolidated balance sheets as other assets and accounts payable and other liabilities.
Note 16—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the year ended December 31, 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$—	$—
Other comprehensive income before reclassification	744	744
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	96	96
Other comprehensive income	840	840
Balance as of December 31, 2016	$840	$840
The following table presents reclassifications out of accumulated other comprehensive income for the year ended December 31, 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income	Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31,
	2016
Interest rate swap contracts	$96	Interest expense, net
Note 17—Stock-based Compensation
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
On June 24, 2016, the Company granted 3,000 restricted shares of Class A common stock to each of its independent directors, which were awarded in connection with their re-election to the Company’s board of directors. The fair value of each share of restricted common stock was estimated at the date of grant at $10.00 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
As of December 31, 2016 and 2015, there was $167,000 and $135,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 2.51 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2016 and 2015, the fair value of the nonvested shares of restricted Class A common stock was $183,668 and $157,500, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2015 and the changes for the year ended December 31, 2016 is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	15,750	$10.00
Vested	(4,500)	$10.00
Granted	9,000	$10.00
December 31, 2016	20,250
Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $58,000, $34,000 and $11,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Note 18—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Character of Class A Distributions:	2016	2015	2014
Ordinary dividends	34.23%	33.81%	—%
Nontaxable distributions	65.77%	66.19%	100.00%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2016	2015	2014
Ordinary dividends	23.07%	—%	—%
Nontaxable distributions	76.93%	—%	—%
Total	100.00%	—%	—%
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2016 and 2015. The earliest tax year subject to examination is 2014.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2016, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 19—Commitment and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 20—Economic Dependency
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

Note 21—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$19,210	$13,594	$12,203	$11,424
Expenses	(11,711)	(10,460)	(9,638)	(8,935)
Income from operations	7,499	3,134	2,565	2,489
Interest expense, net	(2,153)	(626)	(732)	(879)
Net income attributable to common stockholders	$5,346	$2,508	$1,833	$1,610
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.03	$0.03	$0.03
Diluted	$0.07	$0.03	$0.03	$0.03
Weighted average number of common shares outstanding:
Basic	78,728,400	71,852,230	63,514,780	53,666,785
Diluted	78,742,067	71,866,949	63,530,999	53,679,723

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$9,025	$6,884	$3,067	$2,310
Expenses	(9,184)	(8,103)	(4,661)	(2,219)
Loss from operations	(159)	(1,219)	(1,594)	91
Interest expense, net	(683)	(542)	(291)	(370)
Net loss attributable to common stockholders	$(842)	$(1,761)	$(1,885)	$(279)
Net loss per common share attributable to common stockholders:
Basic	$(0.02)	$(0.05)	$(0.08)	$(0.02)
Diluted	$(0.02)	$(0.05)	$(0.08)	$(0.02)
Weighted average number of common shares outstanding:
Basic	43,735,330	34,794,832	24,058,949	11,612,028
Diluted	43,735,330	34,794,832	24,058,949	11,612,028
Note 22—Subsequent Events
Distributions to Stockholders Paid
On January 3, 2017, the Company paid aggregate distributions of approximately $3,773,000 to Class A stockholders ($1,764,000 in cash and $2,009,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid aggregate distributions of approximately $3,846,000 to Class A stockholders ($1,820,000 in cash and $2,026,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid aggregate distributions of approximately $3,531,000 to Class A stockholders ($1,682,000 in cash and $1,849,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017.

On January 3, 2017, the Company paid aggregate distributions of approximately $563,000 to Class T stockholders ($213,000 in cash and $350,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid aggregate distributions of approximately $636,000 to Class T stockholders ($250,000 in cash and $386,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid aggregate distributions of approximately $630,000 to Class T stockholders ($249,000 in cash and $381,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
Class A Shares
On February 8, 2017, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 1, 2017 and ending on May 31, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.078 per share of Class A common stock. The distributions declared for each record date in March 2017, April 2017 and May 2017 will be paid in April 2017, May 2017 and June 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On February 8, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period following the date on which the first Class I share was purchased in the Offering and ending May 31, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.162 per share. The distributions declared for each record date in February 2017, March 2017, April 2017 and May 2017 will be paid in March 2017, April 2017, May 2017 and June 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On February 8, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on March 1, 2017 and ending May 31, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001501543 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.649 per share. The distributions declared for each record date in March 2017, April 2017 and May 2017 will be paid in April 2017, May 2017 and June 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Offering
As of March 10, 2017, the Company had accepted investors’ subscriptions for and issued approximately 72,987,000 shares of Class A common stock, 4,000 shares of Class I common stock and 16,236,000 shares of Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $723,298,000, $40,000 and $155,291,000, respectively, including shares of its common stock issued pursuant to its DRIP. As of March 10, 2017, the Company had approximately $1,471,371,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Offering.
Articles Supplementary
On January 13, 2017, the Company filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A shares and Class T shares as Class I shares.
Amendments to Certain Agreements
Fifth Amendment to the Dealer Manager Agreement
On February 9, 2017, the Company entered into the fifth amendment to the dealer manager agreement with the Advisor and Dealer Manager to incorporate the terms of Class I shares. Pursuant to such fifth amendment, the Dealer Manager may receive a dealer manager fee in an amount equal to up to 2.0% of the gross offering proceeds from the sale of Class I shares, of which 1.0% will be funded by the Advisor without reimbursement from the Company. The Dealer Manager will not be entitled to receive selling commissions or distribution and servicing fees with respect to Class I shares and will not receive a dealer manager fee with respect to Class I shares sold pursuant to the DRIP.

Second Amendment to the Operating Partnership Agreement
On February 9, 2017, the Company entered into the second amendment to the Amended and Restated Agreement of Limited Partnership of the Company's Operating Partnership with the Advisor primarily to incorporate the terms of Class I shares and also to make changes to certain tax provisions related to the 2015 Budget Act (as defined therein).
Third Amended and Restated Distribution Reinvestment Plan
On January 17, 2017, the Company's board of directors approved and adopted the Third Amended and Restated Distribution Reinvestment Plan (the “Third Amended DRIP”), which became effective on February 20, 2017. The purpose of the Third Amended DRIP, which was included as Appendix E to the Company's prospectus, is to allow Class I stockholders to elect to have cash distributions attributable to Class I shares owned automatically reinvested in additional Class I shares. Pursuant to the Third Amended DRIP, during the time that the Company’s initial public offering or any follow-on offering is effective, the purchase price per Class A share, Class I share and Class T share will be equal to the most recent estimated value per share of each respective class, as determined by the Company’s board of directors. The Third Amended DRIP also provides that the purchase price per Class A share, Class I share and/or Class T share may be amended from time to time by the board based upon changes in the Company’s estimated value per share and other factors the board deems relevant. The most recent estimated value per share of $9.07 for each of our Class A common stock and Class T common stock serves as the purchase price per Class A share, Class I share and Class T share in the Company's distribution reinvestment plan.
Second Amended and Restated Share Repurchase Program
On January 17, 2017, the Company's board of directors approved and adopted the Second Amended and Restated Share Repurchase Program, which became effective on February 10, 2017. The purpose of the Second Amended and Restated Share Repurchase Program is to allow Class I stockholders who have held their shares for at least one year (unless an exception applies) to present for repurchase all or a portion of their Class I shares.
Acquisitions
The following table summarizes properties acquired subsequent to December 31, 2016 and through March 16, 2017:

Property (1)	Date Acquired	Purchase Price (2)	Ownership
Tempe Data Center	01/26/2017	$16,174,950	100%

(1)	The property is leased to a single tenant.

(2)	The property acquisition was funded using net proceeds from the Offering and the secured credit facility.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$244	1993		07/31/2014
Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	19	356	3,186	3,542	210	2001		10/29/2014
Winston-Salem, NC IMF	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	298	2004		12/17/2014
New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,977	1,816	4,049	21,793	25,842	1,072	1967/1973	(d)	12/23/2014
Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	1,906	2014		12/31/2014
Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	164	367	1,751	2,118	155	2014		12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—		—	2,805	—	—	2,805	2,805	152	2009		01/27/2015
Heartland Rehabilitation Hospital	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	1,013	2014		02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	(6)	524	6,416	6,940	279	2000	(e)	04/01/2015
Clarion IMF	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	280	2012		06/01/2015
Post Acute Webster Rehabilitation Hospital	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	814	2015		06/05/2015
Eagan Data Center	Eagan, MN	—	(a)	768	5,037	—	768	5,037	5,805	240	1998	(f)	06/29/2015
Houston Surgical Hospital and LTACH	Houston, TX	—	(a)	8,329	36,297	—	8,329	36,297	44,626	1,566	1950	(g)	06/30/2015
KMO IMF - Cincinnati I	Cincinnati, OH	—	(a)	1,812	24,382	—	1,812	24,382	26,194	1,065	1959	(h)	07/22/2015
KMO IMF - Cincinnati II	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	397	2014		07/22/2015
KMO IMF - Florence	Florence, KY	—	(a)	650	9,919	1	650	9,920	10,570	383	2014		07/22/2015
KMO IMF - Augusta	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	594	2010		07/22/2015
KMO IMF - Oakland	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	241	2003		07/22/2015
Reading Surgical Hospital	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	796	2007		07/24/2015
Post Acute Warm Springs Specialty Hospital of Luling	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	295	2002		07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	25	2,085	15,124	17,209	728	1985		08/28/2015
Nebraska Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	311	2014		10/14/2015
Heritage Park - Sherman I	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	699	2005	(i)	11/20/2015
Heritage Park - Sherman II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	95	2005		11/20/2015
Baylor Surgery Center at Fort Worth	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	255	1998	(j)	12/23/2015
HPI - Oklahoma City I	Oklahoma City, OK	—	(a)	4,626	30,509	—	4,626	30,509	35,135	863	1985	(k)	12/29/2015
HPI - Oklahoma City II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	252	1994	(l)	12/29/2015
Waco Data Center	Waco, TX	—	(a)	873	8,233	—	873	8,233	9,106	217	1956	(m)	12/30/2015
HPI - Edmond	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	90	2002		01/20/2016
HPI - Oklahoma City III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	31	2007		01/27/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2016 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
HPI - Oklahoma City IV	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	66	2006		01/27/2016
Alpharetta Data Center III	Alpharetta, GA	—		3,395	11,081	—	3,395	11,081	14,476	269	1999		02/02/2016
Flint Data Center	Flint, MI	—	(a)	111	7,001	—	111	7,001	7,112	166	1987		02/02/2016
HPI - Newcastle	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	31	1995	(n)	02/03/2016
HPI - Oklahoma City V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	321	2008		02/11/2016
Vibra Rehabilitation Hospital	Rancho Mirage, CA	—		2,724	—	14,762	2,724	14,762	17,486	(o)	(o)		03/01/2016
HPI - Oklahoma City VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	89	2007		03/07/2016
Tennessee Data Center	Franklin, TN	—		6,624	10,971	—	6,624	10,971	17,595	232	2015		03/31/2016
HPI - Oklahoma City VII	Oklahoma City, OK	—		3,203	32,380	—	3,203	32,380	35,583	460	2016		06/22/2016
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas, NV	—		2,614	—	5,361	2,614	5,361	7,975	(p)	(p)		06/24/2016
Somerset Data Center	Somerset, NJ	—	(a)	906	10,466	—	906	10,466	11,372	164	1973	(q)	06/29/2016
Integris Lakeside Women's Hospital	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	216	1997	(r)	06/30/2016
AT&T Hawthorne Data Center	Hawthorne, CA	39,750		16,498	57,312	—	16,498	57,312	73,810	425	1963	(s)	09/27/2016
McLean I	McLean, VA	23,460		31,554	4,930	—	31,554	4,930	36,484	28	1966	(t)	10/17/2016
McLean II	McLean, VA	27,540		20,392	22,727	—	20,392	22,727	43,119	122	1991	(u)	10/17/2016
Select Medical Rehabilitation Facility	Marlton, NJ	31,790		—	57,154	—	—	57,154	57,154	179	1995		11/01/2016
Andover Data Center II	Andover, MA	—	(a)	6,566	28,072	—	6,566	28,072	34,638	100	2000		11/08/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	30,450		2,533	39,487	—	2,533	39,487	42,020	54	2008		12/07/2016
Corpus Christi Surgery Center	Corpus Christi, TX	—		975	4,963	—	975	4,963	5,938	6	1992		12/22/2016
Chicago Data Center II	Downers Grove, IL	—		1,329	29,940	—	1,329	29,940	31,269	33	1987	(v)	12/28/2016
Blythewood Data Center	Blythewood, SC	—		612	17,714	—	612	17,714	18,326	19	1983		12/29/2016
		$152,990		$154,385	$738,884	$22,252	$154,385	$761,136	$915,521	$18,521

(a)
Property collateralized under the secured credit facility. As of December 31, 2016, 37 commercial properties were collateralized under the secured credit facility and the Company had $220,000,000 aggregate principal amount outstanding thereunder.

(b)	The aggregated cost for federal income tax purposes is approximately $848,083,000.

(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.

(d)	The New England Sinai Medical Center consists of two buildings and was renovated beginning in 1997.

(e)	The Indianapolis Data Center was renovated in 2014.

(f)	The Eagan Data Center was renovated in 2015.

(g)	The Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(h)	The KMO IMF - Cincinnati I was renovated in 1970 and 2013.

(i)	The Heritage Park - Sherman I was renovated in 2010.

(j)	The Baylor Surgery Center at Fort Worth was renovated in 2007 and 2015.

(k)	The HPI - Oklahoma City I was renovated in 1998 and 2003.

(l)	The HPI - Oklahoma City II was renovated in 1999.

(m)	The Waco Data Center was renovated in 2009.

(n)	The HPI - Newcastle was renovated in 1999.

(o)	As of December 31, 2016, the Vibra Rehabilitation Hospital was under construction; therefore, depreciation is not applicable.

(p)	As of December 31, 2016, the Post Acute Las Vegas Rehabilitation Hospital was under construction; therefore, depreciation is not applicable.

(q)	The Somerset Data Center was renovated in 2006.

(r)	The Integris Lakeside Women's Hospital was renovated in 2008.

(s)	The AT&T Hawthorne Data Center was renovated in 1983 and 2001.

(t)	The McLean I was renovated in 1998.

(u)	The McLean II was renovated in 1998.

(v)	The Chicago Data Center II was renovated in 2016.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2016
(in thousands)

	2016	2015	2014
Real Estate
Balance at beginning of year	$415,776	$82,748	$—
Additions:
Acquisitions	479,011	331,524	82,734
Improvements	20,734	1,504	14
Balance at end of year	$915,521	$415,776	$82,748
Accumulated Depreciation
Balance at beginning of year	$(5,262)	$(133)	$—
Depreciation	(13,259)	(5,129)	(133)
Balance at end of year	$(18,521)	$(5,262)	$(133)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: March 16, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 16, 2017
John E. Carter	Chairman of Board of Directors
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 16, 2017
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ROBERT M. WINSLOW	Director	March 16, 2017
Robert M. Winslow

/s/ JONATHAN KUCHIN	Director	March 16, 2017
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 16, 2017
Randall Greene

/s/ RONALD RAYEVICH	Director	March 16, 2017
Ronald Rayevich

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles Supplementary of Carter Validus Mission Critical REIT II, Inc., filed on January 13, 2017 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on January 18, 2017, and incorporated herein by reference).

4.1
Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on February 10, 2017 (File No. 333-191706)).

4.2
Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus included as Appendix B to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on February 10, 2017 (File No. 333-191706)).

4.3
Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus attached to Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed October 13, 2015, and incorporated herein by reference).

4.4
Third Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 20, 2017, and incorporated herein by reference).

4.6
Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on February 10, 2017 (File No. 333-191706)).

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

10.14
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.15
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 17, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.16
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.17
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.18
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 17, 2014 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on December 23, 2014, and incorporated herein by reference).

10.19
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

10.25
Joinder Agreement, dated December 31, 2014, by HCII-1800 PARK PLACE AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on January 7, 2015, and incorporated herein by reference).

10.26
Joinder Agreement, dated February 17, 2015, by HCII-5100 INDIAN CREEK PARKWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-191706) filed on February 23, 2015, and incorporated herein by reference).

10.27
Joinder Agreement, dated April 1, 2015, by DCII-505 W. MERRILL STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 7, 2015, and incorporated herein by reference).

10.28
Purchase Agreement, dated April 24, 2015, by and between Tegra Reading Medical Associates, LLC and HCII-2752 Century Boulevard PA, LP (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on April 30, 2015, and incorporated herein by reference).

10.29
First Amendment to Management Agreement by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Real Estate Management Services II, LLC, dated May 7, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 13, 2015, and incorporated herein by reference).

10.30
Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.31
Joinder Agreement, dated June 1, 2015, by HCII-30 PINNACLE DRIVE PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 4, 2015, and incorporated herein by reference).

10.32
Purchase Agreement, dated April 30, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.33
Amendment to Purchase Agreement, dated May 8, 2014, by and between Webster Rehab, LP and Carter Validus Properties, LLC (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.34
Assignment of Purchase Agreement, dated October 13, 2014, by and between Webster Rehab, LP, Carter Validus Properties, LLC and Carter Validus Properties II, LLC (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.35
Assignment of Purchase Agreement, dated June 5, 2015, by and between Carter Validus Properties II, LLC and HCII-110 EAST MEDICAL CENTER BLVD., LLC (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 11, 2015, and incorporated herein by reference).

10.36
Joinder Agreement, dated June 12, 2015, by HCII-110 EAST MEDICAL CENTER BLVD., LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 16, 2015, and incorporated herein by reference).

10.37
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

10.38
Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.39
Joinder Agreement, dated July 24, 2015, by HCII-2752 CENTURY BOULEVARD PA, LP to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 28, 2015, and incorporated herein by reference).

10.40
Joinder Agreement, dated August 19, 2015, by HCII-200 MEMORIAL DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 21, 2015, and incorporated herein by reference).

10.41
Joinder Agreement, dated August 28, 2015, by DCII-5400-5510 FELTL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.42
Joinder Agreement, dated August 31, 2015, by HCII-2001 HERMANN DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 1, 2015, and incorporated herein by reference).

10.43
Joinder Agreement by HCII-1131 PAPILLION PARKWAY, LLC to KeyBank National Association, as Agent, dated October 14, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 20, 2015 and incorporated herein by reference).

10.44
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

10.45
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.46
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.47
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.48
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.49
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.50
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.51
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.52
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.53
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to USAmeribank, the Payee, dated December 22, 2015 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.54
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.55
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.56
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated December 22, 2015 (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.57
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.58
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated December 22, 2015 (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.59
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.60
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.61
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated December 22, 2015 (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 28, 2015 and incorporated herein by reference).

10.62
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

10.67
Joinder Agreement, dated June 1, 2016, by HCII HPI-3115 SW 89TH STREET, LLC, DCII-5225 EXCHANGE DRIVE, LLC and DCII-3255 NEIL ARMSTRONG BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 3, 2016 and incorporated herein by reference).

10.68
Joinder Agreement, dated September 23, 2016, by DCII-200 CAMPUS DRIVE, LLC and HCII-11200 NORTH PORTLAND AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 28, 2016 and incorporated herein by reference).

10.69
Third Amendment to Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated September 30, 2016 (included as Exhibit 1.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2016 and incorporated herein by reference).

10.70
Form of Indemnification Agreement entered into by and between Carter Validus Mission Critical REIT II, Inc. and each of the following persons as of September 30, 2016: John E. Carter, Michael A. Seton, Todd M. Sakow, Lisa Drummond, Robert M. Winslow, Jonathan Kuchin, Randall Greene and Ronald Rayevich (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2016 and incorporated herein by reference).

10.71
First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated September 30, 2016 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016 and incorporated herein by reference).

10.72
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated September 30, 2016 (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016 and incorporated herein by reference).

10.73
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated September 30, 2016 (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016 and incorporated herein by reference).

10.74
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated September 30, 2016 (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016 and incorporated herein by reference).

10.75
Term Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated September 30, 2016 (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2016 and incorporated herein by reference).

10.76
Fourth Amendment to the Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated October 17, 2016 (included as Exhibit 1.6 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 18, 2016 and incorporated herein by reference).

10.77
Joinder Agreement, dated November 8, 2016, by DCII-400 MINUTEMAN ROAD, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on November 15, 2016 and incorporated herein by reference).

10.78
Commitment Increase Letter, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated December 6, 2016 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 12, 2016 and incorporated herein by reference).

10.79
Fifth Amendment to the Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated February 9, 2017 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 10, 2017 and incorporated herein by reference).

10.80
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated February 9, 2017 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 10, 2017 and incorporated herein by reference).

21.1
List of subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (File No. 333-191706) filed on May 9, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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