Form 10-Q
period 2017-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2017-05-12
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Common stock, par value $0.01 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 74,877,000 shares of Class A common stock, 532,000 shares of Class I common stock and 18,676,000 shares of Class T common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Real estate:
Land	$171,729	$154,385
Buildings and improvements, less accumulated depreciation of $23,781 and $18,521, respectively	842,469	722,492
Construction in progress	26,671	20,123
Total real estate, net	1,040,869	897,000
Cash and cash equivalents	64,414	50,446
Acquired intangible assets, less accumulated amortization of $10,353 and $7,995, respectively	110,885	98,053
Other assets, net	31,411	24,539
Total assets	$1,247,579	$1,070,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,196 and $1,945, respectively	$175,794	$151,045
Credit facility, net of deferred financing costs of $803 and $876, respectively	309,197	219,124
Accounts payable due to affiliates	8,672	7,384
Accounts payable and other liabilities	19,981	17,184
Intangible lease liabilities, less accumulated amortization of $768 and $634, respectively	6,739	6,873
Total liabilities	520,383	401,610
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 91,032,935 and 83,109,025 shares issued, respectively; 90,427,297 and 82,744,288 shares outstanding, respectively	904	827
Additional paid-in capital	790,371	723,859
Accumulated distributions in excess of earnings	(65,689)	(57,100)
Accumulated other comprehensive income	1,608	840
Total stockholders’ equity	727,194	668,426
Noncontrolling interests	2	2
Total equity	727,196	668,428
Total liabilities and stockholders’ equity	$1,247,579	$1,070,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental revenue	$19,682	$10,021
Tenant reimbursement revenue	4,340	1,403
Total revenue	24,022	11,424
Expenses:
Rental expenses	4,926	1,684
General and administrative expenses	925	765
Acquisition related expenses	—	1,665
Asset management fees	2,006	955
Depreciation and amortization	7,610	3,866
Total expenses	15,467	8,935
Income from operations	8,555	2,489
Interest expense, net	3,764	879
Net income attributable to common stockholders	$4,791	$1,610
Other comprehensive income:
Unrealized income on interest rate swaps, net	$768	$—
Other comprehensive income attributable to common stockholders	768	—
Comprehensive income attributable to common stockholders	$5,559	$1,610
Weighted average number of common shares outstanding:
Basic	86,482,927	53,666,785
Diluted	86,499,543	53,679,723
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
Distributions declared per common share	$0.16	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	7,164,054	72	69,851	—	—	69,923	—	69,923
Issuance of common stock under the distribution reinvestment plan	759,857	7	6,994	—	—	7,001	—	7,001
Vesting of restricted common stock	—	—	17	—	—	17	—	17
Commissions on sale of common stock and related dealer manager fees	—	—	(4,945)	—	—	(4,945)	—	(4,945)
Distribution and servicing fees	—	—	(1,649)	—	—	(1,649)	—	(1,649)
Other offering costs	—	—	(1,573)	—	—	(1,573)	—	(1,573)
Repurchase of common stock	(240,902)	(2)	(2,183)	—	—	(2,185)	—	(2,185)
Distributions declared to common stockholders	—	—	—	(13,380)	—	(13,380)	—	(13,380)
Other comprehensive income	—	—	—	—	768	768	—	768
Net income	—	—	—	4,791	—	4,791	—	4,791
Balance, March 31, 2017	90,427,297	$904	$790,371	$(65,689)	$1,608	$727,194	$2	$727,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,791	$1,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,610	3,866
Amortization of deferred financing costs	561	202
Amortization of above-market leases	9	9
Amortization of intangible lease liabilities	(134)	(134)
Straight-line rent	(2,232)	(1,166)
Stock-based compensation	17	11
Ineffectiveness of interest rate swaps	8	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,970	891
Accounts payable due to affiliates	199	97
Other assets	(1,028)	(755)
Net cash provided by operating activities	12,771	4,631
Cash flows from investing activities:
Investment in real estate	(156,875)	(85,403)
Acquisition costs capitalized subsequent	(44)	—
Capital expenditures	(8,108)	(247)
Escrow funds, net	193	230
Real estate deposits, net	(3,330)	(400)
Net cash used in investing activities	(168,164)	(85,820)
Cash flows from financing activities:
Proceeds from issuance of common stock	69,923	93,868
Proceeds from notes payable	25,000	—
Proceeds from credit facility	120,000	20,000
Payments on credit facility	(30,000)	—
Payments of deferred financing costs	(526)	(206)
Repurchases of common stock	(2,185)	(338)
Offering costs on issuance of common stock	(6,661)	(9,074)
Distributions to stockholders	(5,977)	(3,359)
Escrow funds, net	(213)	—
Net cash provided by financing activities	169,361	100,891
Net change in cash and cash equivalents	13,968	19,702
Cash and cash equivalents - Beginning of period	50,446	31,262
Cash and cash equivalents - End of period	$64,414	$50,964
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $365 during 2017	$3,225	$595
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$7,001	$4,626
Distribution and servicing fees accrued during the period	$1,333	$—
Liability assumed at acquisition	$815	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, on September 11, 2015. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the initial limited partner of the Operating Partnership.
The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. As of March 31, 2017, we were offering Class A shares, Class I shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount.
As of March 31, 2017, the Company had issued approximately 91,026,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $896,207,000, before selling commissions and dealer manager fees of approximately $74,130,000 and other offering costs of approximately $17,450,000. As of March 31, 2017, the Company had approximately $1,453,793,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Offering.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. Real estate-related investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of March 31, 2017, the Company owned 41 real estate investments, consisting of 57 properties, located in 32 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto set forth in the Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2017.
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
Concentration of Credit Risk and Significant Leases
As of March 31, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of March 31, 2017, the Company owned real estate investments in 32 MSAs, one of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA accounted for 12.9% of contractual rental revenue for the three months ended March 31, 2017.
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
During the three months ended March 31, 2017, the Company received valid repurchase requests related to 240,902 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $2,185,000 (an average of $9.07 per share). During the three months ended March 31, 2016, the Company received valid repurchase requests related to 35,970 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $338,000 (an average of $9.40 per share). No shares of Class I common stock or Class T common stock were requested to be, or were, repurchased during the three months ended March 31, 2017 and 2016.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2017 and 2016, diluted earnings per share reflected the effect of approximately 17,000 and 13,000, respectively, of non-vested shares of restricted stock that were outstanding as of such period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14. The Company believes the adoption of ASUs 2014-09 and 2016-08 will not have a material impact on the Company’s consolidated financial statements, but may result in additional disclosures.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements.
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
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business. The objective of ASU 2017-01 is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted using a prospective transition method. The Company adopted ASU 2017-01 effective October 1, 2016.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2017-05 will have on the Company’s condensed consolidated financial statements.
Note 3—Real Estate Investments
During the three months ended March 31, 2017, the Company purchased six real estate properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs. The aggregate purchase price of the acquisitions was $157,690,000, inclusive of a liability assumed at acquisition of $815,000.
The following table summarizes the acquisitions during the three months ended March 31, 2017:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Tempe Data Center	01/26/2017	100%	$16,224
Norwalk Data Center	03/30/2017	100%	58,885
Aurora Healthcare Facility	03/30/2017	100%	11,531
Texas Rehab - Austin	03/31/2017	100%	36,945
Texas Rehab - Allen	03/31/2017	100%	23,691
Texas Rehab - Beaumont	03/31/2017	100%	10,414
Total			$157,690
The following table summarizes management's allocation of the acquisitions during the three months ended March 31, 2017, based on a relative fair value method allocating all accumulated costs (amounts in thousands):

Total
Land	$17,267
Buildings and improvements	125,977
In-place leases	14,446
Total assets acquired	$157,690
Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $4,093,000 related to the current quarter acquisitions. The Company capitalized $1,387,000 for the three months ended March 31, 2016. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three months ended March 31, 2017, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	March 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $10,267 and $7,918, respectively (with a weighted average remaining life of 12.9 years and 12.8 years, respectively)	$110,073	$97,232
Above-market leases, net of accumulated amortization of $65 and $58, respectively (with a weighted average remaining life of 7.2 years and 7.4 years, respectively)	189	196
Ground lease interest, net of accumulated amortization of $21 and $19, respectively (with a weighted average remaining life of 66.6 years and 66.8 years, respectively)	623	625
	$110,885	$98,053
The aggregate weighted average remaining life of the acquired intangible assets was 13.2 years and 13.1 years as of March 31, 2017 and December 31, 2016, respectively.

Amortization of the acquired intangible assets for the three months ended March 31, 2017 and 2016 was $2,358,000 and $1,181,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	March 31, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $768 and $634, respectively (with a weighted average remaining life of 13.3 years and 13.6 years, respectively)	$6,739	$6,873
	$6,739	$6,873
Amortization of below-market leases was $134,000 for the three months ended March 31, 2017 and 2016. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Other Assets, Net
Other assets, net consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $2,169 and $1,789, respectively	$2,857	$3,071
Real estate escrow deposits	3,620	290
Restricted cash held in escrow	6,481	6,458
Tenant receivable	3,724	3,126
Straight-line rent receivable	10,957	8,725
Prepaid and other assets	1,514	1,087
Derivative assets	2,258	1,782
	$31,411	$24,539
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities as of March 31, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$7,533	$7,657
Accrued interest expense	1,320	945
Accrued property taxes	1,657	1,164
Distributions payable to stockholders	4,737	4,336
Tenant deposits	1,380	1,551
Deferred rental income	2,840	733
Derivative liability	514	798
	$19,981	$17,184

Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	March 31, 2017		December 31, 2016
Notes payable:
Fixed rate notes payable	$76,000		$51,000
Variable rate notes payable fixed through interest rate swaps	101,990		71,540
Variable rate notes payable	—	(1)	30,450
Total notes payable, principal amount outstanding	177,990		152,990
Unamortized deferred financing costs related to notes payable	(2,196)		(1,945)
Total notes payable, net of deferred financing costs	175,794		151,045
Secured credit facility:
Revolving line of credit	210,000		120,000
Term loan	100,000		100,000
Total secured credit facility, principal amount outstanding	310,000		220,000
Unamortized deferred financing costs related to the term loan of the secured credit facility	(803)		(876)
Total secured credit facility, net of deferred financing costs	309,197		219,124
Total debt outstanding	$484,991		$370,169

(1)	During the three months ended March 31, 2017, the Company converted its $30,450,000 variable note payable into a variable rate note payable fixed through interest rate swap.
Significant debt activity since December 31, 2016, excluding scheduled principal payments, includes:

•	During the three months ended March 31, 2017, the Company drew $120,000,000 and repaid $30,000,000 on its secured credit facility.

•
During the three months ended March 31, 2017, the Company increased the borrowing base availability under the secured credit facility by $54,363,000 by adding five properties to the aggregate pool availability.

•
As of March 31, 2017, the Company had a total pool availability under the secured credit facility of $342,826,000 and an aggregate outstanding principal balance of $310,000,000. As of March 31, 2017, $32,826,000 remained to be drawn on the secured credit facility.

•	During the three months ended March 31, 2017, the Company entered into one note payable collateralized by a real estate asset in the principal amount of $25,000,000.

•
During the three months ended March 31, 2017, the Company entered into four interest rate swap agreements to effectively fix the London Interbank Offered Rate, or LIBOR, on $75,000,000 of the term loan of the secured credit facility.

The principal payments due on the notes payable and secured credit facility for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Nine months ending December 31, 2017	$—
2018	210,050
2019	101,369
2020	1,911
2021	151,203
Thereafter	23,457
$487,990

Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.50% of the gross proceeds. As of March 31, 2017, since inception, the Advisor and its affiliates incurred approximately $13,975,000 on the Company’s behalf in offering costs, of which approximately $316,000 of other organization and offering expenses remained accrued as of March 31, 2017. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $3,083,000 and $2,233,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $2,006,000 and $955,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $671,000 and $298,000, respectively, in property management fees to the Property Manager, which are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended March 31, 2017, the Company incurred $23,000 in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended March 31, 2017, the Company incurred approximately $159,000 in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended March 31, 2017 and 2016, the Advisor allocated approximately $365,000 and $278,000, respectively, in operating expenses to the Company.
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of March 31, 2017, the Company has not incurred any disposition fees to the Advisor or its affiliates.

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. As of March 31, 2017, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of March 31, 2017, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of March 31, 2017, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company does not pay selling commissions with respect to Class I shares and shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by our Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $4,945,000 and $8,004,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary portion of the Offering, (iii) there are no longer any Class T shares outstanding, or (iv) the fourth anniversary of the last day of the fiscal quarter in which the primary offering terminates. The Dealer Manager may re-allow the distribution and servicing fee to participating broker-dealers and servicing broker-dealers. The distribution and servicing fee is paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP. The Company does not pay a distribution and servicing fee with respect to Class A and Class I shares. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $1,649,000 and $22,000, respectively, in distribution and servicing fees to the Dealer Manager.

Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	March 31, 2017	December 31, 2016
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$727	$627
Carter Validus Real Estate Management Services II, LLC	Property management fees	325	252
Carter Validus Real Estate Management Services II, LLC	Construction management fees	52	323
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	168	138
Carter Validus Advisors II, LLC and its affiliates	Offering costs	316	289
SC Distributors, LLC	Distribution and servicing fees	7,083	5,750
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	1	5
		$8,672	$7,384
Note 10—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2017 and 2016.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
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

Summary information for the reportable segments during the three months ended March 31, 2017 and 2016, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2017
Revenue:
Rental and tenant reimbursement revenue	$9,704	$14,318	$24,022
Expenses:
Rental expenses	(2,660)	(2,266)	(4,926)
Segment net operating income	$7,044	$12,052	19,096

Expenses:
General and administrative expenses			(925)
Acquisition related expenses			—
Asset management fees			(2,006)
Depreciation and amortization			(7,610)
Income from operations			8,555
Interest expense, net			(3,764)
Net income attributable to common stockholders			$4,791

	Data Centers	Healthcare	Three Months Ended March 31, 2016
Revenue:
Rental and tenant reimbursement revenue	$1,537	$9,887	$11,424
Expenses:
Rental expenses	(254)	(1,430)	(1,684)
Segment net operating income	$1,283	$8,457	9,740

Expenses:
General and administrative expenses			(765)
Acquisition related expenses			(1,665)
Asset management fees			(955)
Depreciation and amortization			(3,866)
Income from operations			2,489
Interest expense, net			(879)
Net income attributable to common stockholders			$1,610

Assets by each reportable segment as of March 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Assets by segment:
Data centers	$439,523	$362,969
Healthcare	740,544	653,416
All other	67,512	53,653
Total assets	$1,247,579	$1,070,038
Capital additions and acquisitions by reportable segments for the three months ended March 31, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Capital additions and acquisitions by segment:
Data centers	$75,088	$44,161
Healthcare	89,939	41,489
Total capital additions and acquisitions	$165,027	$85,650
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2017	$59,889
2018	81,199
2019	81,147
2020	80,727
2021	82,181
Thereafter	752,018
$1,137,161

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2017	$6
2018	8
2019	8
2020	8
2021	8
Thereafter	781
$819
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $73,911,000 and $49,930,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $76,000,000 and $51,000,000 as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $98,747,000 and $69,247,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $101,990,000 and $71,540,000 as of March 31, 2017 and December 31, 2016, respectively.
Secured credit facility—The outstanding principal of the secured credit facility – variable was $210,000,000 and $195,000,000, which approximated its fair value as of March 31, 2017 and December 31, 2016, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility – variable rate fixed through an interest rate swap agreement (Level 2) was approximately $98,004,000 and $24,195,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $100,000,000 and $25,000,000 as of March 31, 2017 and December 31, 2016, respectively.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,258	$—	$2,258
Total assets at fair value	$—	$2,258	$—	$2,258
Liabilities:
Derivative liabilities	$—	$514	$—	$514
Total liabilities at fair value	$—	$514	$—	$514

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,782	$—	$1,782
Total assets at fair value	$—	$1,782	$—	$1,782
Liabilities:
Derivative liabilities	$—	$798	$—	$798
Total liabilities at fair value	$—	$798	$—	$798
Note 13—Derivative Instruments and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During the three months ended March 31, 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended March 31, 2017, the Company recognized a loss of $8,000 due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $730,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 02/01/2017	12/22/2020 to 12/26/2021	$201,990	$2,258	$(514)	$96,540	$1,782	$(798)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in the instruments at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income, or OCI, in the accompanying condensed consolidated statements of comprehensive income.
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in OCI on Derivative (Effective Portion)	Location of Income Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
Three Months Ended March 31, 2017
Interest rate swap	$413	Interest expense, net	$(355)
Total	$413		$(355)
The Company did not have derivative instruments as of March 31, 2016.
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2017, the fair value of the derivative in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $607,000. As of March 31, 2017, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2017	$2,258	$—	$2,258	$—	$—	$2,258
December 31, 2016	$1,782	$—	$1,782	$—	$—	$1,782

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2017	$514	$—	$514	$—	$—	$514
December 31, 2016	$798	$—	$798	$—	$—	$798
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2017 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$840	$840
Other comprehensive income before reclassification	413	413
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	355	355
Other comprehensive income	768	768
Balance as of March 31, 2017	$1,608	$1,608
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income	Affected Line Items in the Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2017
Interest rate swap contracts	$355	Interest expense, net
The Company did not have derivative instruments as of March 31, 2016.

Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
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
Note 17—Subsequent Events
Distributions to Stockholders Paid
On April 3, 2017, the Company paid aggregate distributions of approximately $3,974,000 to Class A stockholders ($1,927,000 in cash and $2,047,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017. On May 1, 2017, the Company paid aggregate distributions of approximately $3,913,000 to Class A stockholders ($1,898,000 in cash and $2,015,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017.
On April 3, 2017, the Company paid aggregate distributions of approximately $1,000 to Class I stockholders ($400 in cash and $600 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017. On May 1, 2017, the Company paid aggregate distributions of approximately $9,000 to Class I stockholders ($3,000 in cash and $6,000 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017.
On April 3, 2017, the Company paid aggregate distributions of approximately $762,000 to Class T stockholders ($308,000 in cash and $454,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017. On May 1, 2017, the Company paid aggregate distributions of approximately $797,000 to Class T stockholders ($324,000 in cash and $473,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017.
Distributions Declared
Class A Shares
On May 4, 2017, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on June 1, 2017 and ending on August 31, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.078 per share of Class A common stock. The distributions declared for each record date in June 2017, July 2017 and August 2017 will be paid in July 2017, August 2017 and September 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On May 4, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on June 1, 2017 and ending on August 31, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.162 per share. The distributions declared for each record date in June 2017, July 2017 and August 2017 will be paid in July 2017, August 2017 and September 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class T Shares
On May 4, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on June 1, 2017 and ending on August 31, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001501543 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.649 per share. The distributions declared for each record date in June 2017, July 2017 and August 2017 will be paid in July 2017, August 2017 and September 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Offering, the Extension of the Offering and the Filing of a Registration Statement for a Follow-On Offering
As of May 9, 2017, the Company had accepted investors’ subscriptions for and issued approximately 75,526,000 shares of Class A common stock, 532,000 shares of Class I common stock and 18,676,000 shares of Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $748,305,000, $4,858,000 and $178,771,000, respectively, including shares of its common stock issued pursuant to its DRIP. As of May 9, 2017, the Company had approximately $1,418,066,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Offering.
On May 1, 2017, the Company filed a registration statement on Form S-11 under the Securities Act to register a maximum of $332,500,000 of shares of common stock in the primary offering pursuant to a proposed follow-on offering, and a maximum of $17,500,000 of additional shares pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, the Company extended the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on public offering, (ii) November 25, 2017, that date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. The Company may terminate the Offering at any time. The Company has not issued any shares in connection with the proposed follow-on offering as the registration statement on Form S-11 has not been declared effective by the SEC.
Renewal of the Management Agreement
On May 4, 2017, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 19, 2017.
Renewal of the Advisory Agreement
On May 4, 2017, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated June 10, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of June 10, 2017.
Notes Payable
The following table summarizes the notes payable entered into subsequent to March 31, 2017 and through May 12, 2017:

Property	Principal Amount	Maturity Date	Interest Rate
Norwalk Data Center	$34,200,000	04/19/2022	LIBOR plus 2.50%
Texas Rehabilitation Hospital Portfolio	$39,900,000	04/20/2022	LIBOR plus 2.875%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 16, 2017, or the 2016 Annual Report on Form 10-K.
The terms “we,” “our,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2016 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act, or our Offering. As of March 31, 2017, we were offering Class A shares, Class I and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount. The offering price for the shares in the primary offering is $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP is $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent estimated per share NAV of each of our Class A common stock and Class T common stock as determined by our board of directors on September 29, 2016.
On May 1, 2017, we filed a registration statement on Form S-11 under the Securities Act to register a maximum of $332,500,000 of shares of Class A, Class I and Class T common stock in the primary offering pursuant to a proposed follow-on offering, and a maximum of $17,500,000 of additional shares pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, we extended the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on public offering, (ii) November 25, 2017, that date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. We may terminate the Offering at any time. We have not issued any shares in connection with the proposed follow-on offering as the registration statement on Form S-11 has not been declared effective by the SEC.

As of March 31, 2017, we had accepted investors’ subscriptions for and issued approximately 91,026,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $896,207,000, before selling commissions and dealer manager fees of approximately $74,130,000 and other offering costs of approximately $17,450,000. As of March 31, 2017, we had approximately $1,453,793,000 in Class A shares, Class I shares and Class T shares of common stock remaining in our Offering.
Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, which is our affiliate, or our Advisor, pursuant to an advisory agreement between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2017, we had purchased 41 real estate investments, consisting of 57 properties, comprising approximately 3,391,000 of gross rental square feet for an aggregate purchase price of approximately $1,157,822,000.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
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
Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 10—"Segment Reporting" to our condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q for additional information on our two reporting segments.
Factors that May Influence Results of Operations
We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Number of commercial operating real estate properties (1)	55	36
Leased rentable square feet	3,378,000	1,726,000
Weighted average percentage of rentable square feet leased	99.6%	99.3%

(1)	As of March 31, 2017, we owned 57 real estate properties, two of which were under construction. As of March 31, 2016, we owned 38 properties, two of which were under construction.
The following table summarizes our real estate acquisition activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial operating real estate properties acquired	6	8	(1)
Approximate aggregate purchase price of acquired real estate properties	$157,690,000	$55,150,000
Leased rentable square feet	406,000	207,000

(1)	During the three months ended March 31, 2016, we acquired 10 real estate properties, two of which were under construction.
The following discussion is based on our condensed consolidated financial statements for the three months March 31, 2017 and 2016.
This section describes and compares our results of operations for the three months ended March 31, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change

Same store rental revenue	$9,369	$9,362	$7
Non-same store rental revenue	10,304	658	9,646
Same store tenant reimbursement revenue	1,639	1,349	290
Non-same store tenant reimbursement revenue	2,701	54	2,647
Other operating income	9	1	8
Total revenue	$24,022	$11,424	$12,598

•
An insignificant increase in same store revenue relates to the consumer price index base rent escalation at certain same store properties. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 2.13% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental revenue increased $9.6 million due to the acquisition of 27 operating properties since January 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax reimbursements at certain same store properties.

•	Non-same store tenant reimbursement revenue increased $2.6 million due to the acquisition of 27 operating properties since January 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change

Same store rental expenses	$1,930	$1,612	$318
Non-same store rental expenses	2,996	72	2,924
General and administrative expenses	925	765	160
Acquisition related expenses	—	1,665	(1,665)
Asset management fees	2,006	955	1,051
Depreciation and amortization	7,610	3,866	3,744
Total expenses	$15,467	$8,935	$6,532

•	Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes at certain same store properties.

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 27 operating properties since January 1, 2016.

•	General and administrative expenses increased due to an increase in professional and legal fees, personnel costs and other administrative costs, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the early adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended March 31, 2017, we did not acquire any real estate properties determined to be business combinations as compared to eight real estate properties determined to be business combinations during the three months ended March 31, 2016.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $1,011.8 million as of March 31, 2017, as compared to $328.6 million as of March 31, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(1,861)	$—	$(1,861)
Interest on secured credit facility	(1,748)	(701)	(1,047)
Amortization of deferred financing costs	(561)	(202)	(359)
Cash deposits interest	41	24	17
Capitalized interest	365	—	365
Total interest expense, net	(3,764)	(879)	(2,885)
Net income attributable to common stockholders	$4,791	$1,610	$3,181

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $178.0 million as of March 31, 2017, as compared to $0 as of March 31, 2016.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $209.3 million as of March 31, 2017, as compared to $102.0 million as of March 31, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $27.4 million for the three months ended March 31, 2017, as compared to $0 during the three months ended March 31, 2016.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.50% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $13,975,000 as of March 31, 2017. As of March 31, 2017, we reimbursed our Advisor or its affiliates approximately $13,171,000 in other offering costs. In addition, we paid our Advisor or its affiliates $488,000 in other offering costs related to subscription agreements. As of March 31, 2017, we accrued approximately $316,000 of other offering costs to our Advisor and its affiliates. As of March 31, 2017, we incurred approximately $74,130,000 in selling commissions and dealer manager fees and $7,862,000 in distribution and servicing fees to our Dealer Manager. As of March 31, 2017, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $17,450,000.
When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 9—"Related-Party Transactions and Arrangements" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and repurchases to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the secured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders, proceeds from our Offering and funds equal to amounts reinvested in the DRIP.
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
Capital Expenditures
We will require approximately $35.4 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2017, we had $6.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2017, we had approximately $64.4 million in cash and cash equivalents. For the three months ended March 31, 2017, we had capital expenditures of $8.1 million that primarily related to three healthcare real estate investments.
Credit Facility
As of March 31, 2017, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating

Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension.
The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.
As of March 31, 2017, we had a total pool availability under the secured credit facility of $342,826,000 and an aggregate outstanding principal balance of $310,000,000. As of March 31, 2017, $32,826,000 remained available to be drawn on the secured credit facility.
Cash Flows
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$12,771	$4,631	$8,140
Net cash used in investing activities	$168,164	$85,820	$82,344
Net cash provided by financing activities	$169,361	$100,891	$68,470
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $71.5 million, an increase in capital expenditures of $7.9 million and an increase in real estate deposits, net of $2.9 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to a net increase in proceeds from the secured credit facility of $70.0 million, an increase in proceeds from notes payable of $25.0 million and a decrease in offering costs related to the issuance of common stock of $2.4 million, offset by a decrease in proceeds from the issuance of common stock of $24.0 million, an increase in distributions to our stockholders of $2.6 million, an increase in repurchases of our common stock of $1.8 million, an increase in deferred financing costs of $0.3 million and an increase in escrow funds, net of $0.2 million.

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

We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash - common stockholders	$5,977		$3,359
Distributions reinvested (shares issued)	7,001		4,626
Total distributions	$12,978		$7,985
Source of distributions:
Cash flows provided by operations (1)	$5,977	46%	$3,359	42%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	7,001	54%	4,626	58%
Total sources	$12,978	100%	$7,985	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of March 31, 2017 were approximately $4.7 million for common stockholders. These distributions were paid on April 3, 2017.
For the three months ended March 31, 2017, we declared and paid distributions of approximately $13.0 million to Class A stockholders, Class I stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2017 of approximately $12.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2017, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of March 31, 2017, we had approximately $488.0 million of principal debt outstanding, of which $178.0 million related to notes payable and $310.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$—	$538	$75,462	$—	$76,000
Interest payments—fixed rate debt	3,564	7,061	6,296	—	16,921
Principal payments—variable rate debt fixed through interest rate swap (1)	—	101,356	100,634	—	201,990
Interest payments—variable rate debt fixed through interest rate swap (2)	8,083	15,262	7,808	—	31,153
Principal payments—variable rate debt	—	210,000	—	—	210,000
Interest payments—variable rate debt (3)	6,085	4,563	—	—	10,648
Capital expenditures	35,432	—	—	—	35,432
Ground lease payments	103	205	205	1,548	2,061
Total	$53,267	$338,985	$190,405	$1,548	$584,205

(1)	As of March 31, 2017, we had $202.0 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2017 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of March 31, 2017 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 9—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnership and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.
We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.
Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income, amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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
In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flows from operations in accordance with GAAP.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure. However, it may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$4,791	$1,610
Adjustments:
Depreciation and amortization	7,610	3,866
FFO attributable to common stockholders	$12,401	$5,476
Adjustments:
Acquisition related expenses (1)	$—	$1,665
Amortization of intangible assets and liabilities (2)	(125)	(125)
Straight-line rent (3)	(2,232)	(1,166)
Ineffectiveness of interest rate swaps	8	—
MFFO attributable to common stockholders	$10,052	$5,850
Weighted average common shares outstanding - basic	86,482,927	53,666,785
Weighted average common shares outstanding - diluted	86,499,543	53,679,723
Net income per common share - basic	$0.06	$0.03
Net income per common share - diluted	$0.06	$0.03
FFO per common share - basic	$0.14	$0.10
FFO per common share - diluted	$0.14	$0.10

(1)
In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

We have obtained variable rate debt financing to fund certain property acquisitions, and we are exposed to changes in the one-month LIBOR. Our objectives in managing interest rate risk seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
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
The following table summarizes our principal debt outstanding as of March 31, 2017 (amounts in thousands):

March 31, 2017
Notes payable:
Fixed rate notes payable	$76,000
Variable rate notes payable fixed through interest rate swaps	101,990
Total notes payable	177,990
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	210,000
Total secured credit facility	310,000
Total principal debt outstanding (1)	$487,990

(1)	As of March 31, 2017, the weighted average interest rate on our total debt outstanding was 3.77%.
As of March 31, 2017, $210.0 million of the $488.0 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.90% per annum. As of March 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.1 million per year.
As of March 31, 2017, we had nine interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2021. As of March 31, 2017, the aggregate settlement asset value was $1.6 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $5.5 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2017 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017, except as noted below.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2017, our cash flows provided by operations of approximately $12.8 million was a shortfall of approximately $0.2 million, or 1.5%, of our distributions (total distributions were approximately $13.0 million, of which  $6.0 million was cash and $7.0 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
As of March 31, 2017, we owned 41 real estate investments, located in 32 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, one of which accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA accounted for 12.9% of our contractual rental revenue for the three months ended March 31, 2017. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default.
As of March 31, 2017, approximately 14.2% of our tenants had an investment grade credit rating from a major ratings agency, 21.8% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 64.0% of our tenants are not rated.  Approximately 20.1% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus on payment based upon quality outcomes. The second payment model created by MACRA is the Merit-Based Incentive Payment System (MIPS), which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) advancing care information through the use of certified EHR technology.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services applies a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”. At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, our tenants would not have as many patients that have insurance coverage, which could adversely impact the tenant’s revenues and ability to pay rent.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.

The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. We are offering shares of Class A common stock, shares of Class I common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum offering amount. The offering price for the shares in the primary offering is $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP is $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent estimated per share NAV of each of our Class A common stock and Class T common stock as determined by our board of directors on September 29, 2016.
As of March 31, 2017, we had issued approximately 91.0 million shares of common stock in our Offering for gross proceeds of approximately $896.2 million, out of which we paid approximately $74.1 million in selling commissions and dealer manager fees, approximately $17.5 million in organization and offering costs and approximately $23.9 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.2 billion in total real estate investments as of March 31, 2017. In addition, we invested $17.7 million in expenditures for capital improvements related to certain real estate investments.
As of March 31, 2017, approximately $0.3 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering, excluding distribution and servicing fees.
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
Pursuant to our share repurchase program, the purchase price for shares repurchased under our share repurchase program is 100.0% of the most recent estimated value of the Class A common stock, Class I common stock, or Class T common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock); provided, however, that until our board of directors determines the estimated value of the Class I common stock, Class I shares will be repurchased at $9.07 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to Class I common stock). Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or Qualifying Disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the three months ended March 31, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
01/01/2017 - 01/31/2017	96,752	$9.07	96,752	$—
02/01/2017 - 02/28/2017	53,226	$9.07	53,226	$—
03/1/2017 - 03/31/2017	90,924	$9.07	90,924	$—
Total	240,902		240,902
During the three months ended March 31, 2017, we repurchased approximately $2,185,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the March 31, 2017 repurchase date. During the three months ended March 31, 2016, we repurchased approximately $338,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the March 31, 2016 repurchase date. No shares of Class I common stock or Class T common stock were requested to be, or were, repurchased during the three months ended March 31, 2017 and 2016.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 12, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated February 9, 2017 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 10, 2017 and incorporated herein by reference).

10.3
Joinder Agreement, dated February 28, 2017, by DCII-1501 OPUS PLACE, LLC, DCII-10309 WILSON BLVD., LLC, DCII-2601 W. BROADWAY ROAD, LLC, C&Y PARTNERS, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 6, 2017 and incorporated herein by reference).

10.4
Amendment to Collateral Assignment of Interests, dated February 28, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 6, 2017 and incorporated herein by reference).

10.5
Joinder Agreement, dated March 30, 2017, by HCII-2111 OGDEN AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 4, 2017 and incorporated herein by reference).

10.6
Amendment to Collateral Assignment of Interests, dated March 30, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 4, 2017 and incorporated herein by reference).

21.1
List of subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (File No. 333-191706) filed on May 9, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 16, 2017 and incorporated by reference herein).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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