Form 10-Q
period 2017-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2017-08-10
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were approximately 77,373,000 shares of Class A common stock, 2,306,000 shares of Class I common stock, 24,443,000 shares of Class T common stock and 0 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Real estate:
Land	$204,641	$154,385
Buildings and improvements, less accumulated depreciation of $29,989 and $18,521, respectively	1,028,553	722,492
Construction in progress	36,808	20,123
Total real estate, net	1,270,002	897,000
Cash and cash equivalents	74,350	50,446
Acquired intangible assets, less accumulated amortization of $13,198 and $7,995, respectively	147,244	98,053
Other assets, net	37,522	24,539
Total assets	$1,529,118	$1,070,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,981 and $1,945, respectively	$397,308	$151,045
Credit facility, net of deferred financing costs of $751 and $876, respectively	274,249	219,124
Accounts payable due to affiliates	11,938	7,384
Accounts payable and other liabilities	26,755	17,184
Intangible lease liabilities, less accumulated amortization of $1,020 and $634, respectively	22,201	6,873
Total liabilities	732,451	401,610
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 100,760,807 and 83,109,025 shares issued, respectively; 99,863,473 and 82,744,288 shares outstanding, respectively	999	827
Additional paid-in capital	870,592	723,859
Accumulated distributions in excess of earnings	(75,828)	(57,100)
Accumulated other comprehensive income	902	840
Total stockholders’ equity	796,665	668,426
Noncontrolling interests	2	2
Total equity	796,667	668,428
Total liabilities and stockholders’ equity	$1,529,118	$1,070,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rental and parking revenue	$23,684	$10,888	$43,366	$20,909
Tenant reimbursement revenue	3,918	1,315	8,258	2,718
Total revenue	27,602	12,203	51,624	23,627
Expenses:
Rental and parking expenses	5,300	1,577	10,226	3,261
General and administrative expenses	1,212	757	2,137	1,522
Acquisition related expenses	—	1,946	—	3,611
Asset management fees	2,351	1,058	4,357	2,013
Depreciation and amortization	9,025	4,300	16,635	8,166
Total expenses	17,888	9,638	33,355	18,573
Income from operations	9,714	2,565	18,269	5,054
Interest expense, net	5,073	732	8,837	1,611
Net income attributable to common stockholders	$4,641	$1,833	$9,432	$3,443
Other comprehensive income:
Unrealized (loss) income on interest rate swaps, net	$(706)	$(101)	$62	$(101)
Other comprehensive (loss) income attributable to common stockholders	(706)	(101)	62	(101)
Comprehensive income attributable to common stockholders	$3,935	$1,732	$9,494	$3,342
Weighted average number of common shares outstanding:
Basic	94,910,818	63,514,780	90,721,343	58,591,709
Diluted	94,925,665	63,530,999	90,737,075	58,608,490
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.03	$0.10	$0.06
Diluted	$0.05	$0.03	$0.10	$0.06
Distributions declared per common share	$0.16	$0.16	$0.31	$0.32
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	16,046,414	161	155,639	—	—	155,800	—	155,800
Issuance of common stock under the distribution reinvestment plan	1,603,120	16	14,633	—	—	14,649	—	14,649
Vesting of restricted common stock	2,250	—	34	—	—	34	—	34
Commissions on sale of common stock and related dealer manager fees	—	—	(10,258)	—	—	(10,258)	—	(10,258)
Distribution and servicing fees	—	—	(4,459)	—	—	(4,459)	—	(4,459)
Other offering costs	—	—	(4,031)	—	—	(4,031)	—	(4,031)
Repurchase of common stock	(532,599)	(5)	(4,825)	—	—	(4,830)	—	(4,830)
Distributions declared to common stockholders	—	—	—	(28,160)	—	(28,160)	—	(28,160)
Other comprehensive income	—	—	—	—	62	62	—	62
Net income	—	—	—	9,432	—	9,432	—	9,432
Balance, June 30, 2017	99,863,473	$999	$870,592	$(75,828)	$902	$796,665	$2	$796,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,432	$3,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,635	8,166
Amortization of deferred financing costs	1,185	447
Amortization of above-market leases	39	19
Amortization of intangible lease liabilities	(386)	(268)
Straight-line rent	(4,842)	(2,699)
Stock-based compensation	34	24
Ineffectiveness of interest rate swaps	(2)	22
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,853	1,162
Accounts payable due to affiliates	632	111
Other assets	(1,386)	(1,366)
Net cash provided by operating activities	26,194	9,061
Cash flows from investing activities:
Investment in real estate	(405,569)	(161,462)
Acquisition costs capitalized subsequent	(44)	—
Capital expenditures	(13,692)	(2,087)
Real estate deposits, net	290	443
Net cash used in investing activities	(419,015)	(163,106)
Cash flows from financing activities:
Proceeds from issuance of common stock	155,800	182,504
Proceeds from notes payable	248,299	—
Proceeds from credit facility	175,000	45,000
Payments on credit facility	(120,000)	(40,000)
Payments of deferred financing costs	(2,551)	(281)
Repurchases of common stock	(4,830)	(1,135)
Offering costs on issuance of common stock	(14,621)	(17,649)
Distributions to stockholders	(12,812)	(7,493)
Net cash provided by financing activities	424,285	160,946
Net change in cash, cash equivalents and restricted cash	31,464	6,901
Cash, cash equivalents and restricted cash - Beginning of period	56,904	33,189
Cash, cash equivalents and restricted cash - End of period	$88,368	$40,090
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $835 and $101, respectively	$7,882	$1,242
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$14,649	$10,096
Distribution and servicing fees accrued during the period	$3,725	$2,963
Net unrealized gain (loss) on interest rate swap	$62	$(101)
Liability assumed at acquisition	$815	$—
Accrued capital expenditures	$3,172	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
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
The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. As of June 30, 2017, the Company was offering Class A shares, Class I shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount.
On May 1, 2017, the Company filed a registration statement on Form S-11 under the Securities Act to register a maximum of $332,500,000 of shares of common stock in the primary offering pursuant to a proposed follow-on offering, and a maximum of $17,500,000 of additional shares pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, the Company extended the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on public offering, (ii) November 25, 2017, that date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. The Company's board of directors determined to terminate the Offering on November 24, 2017. The Company's board of directors may revise the offering termination date as necessary in its discretion. The Company has not issued any shares in connection with the proposed follow-on offering as the registration statement on Form S-11 has not been declared effective by the SEC.
As of June 30, 2017, the Company had issued approximately 100,752,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, resulting in receipt of gross proceeds of approximately $989,732,000, before selling commissions and dealer manager fees of approximately $79,443,000 and other offering costs of approximately $19,908,000. As of June 30, 2017, the Company had approximately $1,360,268,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Offering.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of June 30, 2017, the Company owned 45 real estate investments, consisting of 62 properties, located in 35 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Concentration of Credit Risk and Significant Leases
As of June 30, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of June 30, 2017, the Company owned real estate investments in 35 MSAs, one of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA accounted for 11.7% of contractual rental revenue for the six months ended June 30, 2017.
As of June 30, 2017, the Company had no exposure to tenant concentration that accounted for 10.0% or more of rental revenue.
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held in escrow accounts for capital improvements for certain properties as well as cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 6—"Other Assets, Net". Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets.
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents and restricted cash. This ASU states that transfers between cash, cash equivalents and restricted cash are not part of the Company’s operating, investing and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in a decrease of $2,515,000 in net cash used in investing activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2016.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Beginning of period:	2017	2016
Cash and cash equivalents	50,446	31,262
Restricted cash	6,458	1,927
Cash, cash equivalents and restricted cash	$56,904	$33,189

End of period:
Cash and cash equivalents	74,350	35,648
Restricted cash	14,018	4,442
Cash, cash equivalents and restricted cash	$88,368	$40,090
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
During the six months ended June 30, 2017, the Company received valid repurchase requests related to 532,599 Class A shares and Class T shares of common stock (519,091 of Class A shares and 13,508 of Class T shares), all of which were repurchased in full for an aggregate purchase price of approximately $4,830,000 (an average of $9.07 per share). During the six months ended June 30, 2016, the Company received valid repurchase requests related to 118,641 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $1,135,000 (an average of $9.57 per share). No shares of Class T common stock were requested to be, or were, repurchased during the six months ended June 30, 2016. No shares of Class I common stock were requested to be, or were, repurchased during the six months ended June 30, 2017 and 2016.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended June 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 15,000 and 16,000, respectively, of non-vested shares of restricted stock that were outstanding as of such period. For the six months ended June 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 16,000 and 17,000, respectively, of non-vested shares of restricted stock that were outstanding as of such period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14. As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the condensed consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as common area maintenance, contained within each lease. The non-lease components would have to be evaluated under the revenue recognition guidance of ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company's condensed consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts will be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable and straight-line rents receivable.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2017-05 will have on the Company’s condensed consolidated financial statements. The Company does not expect that the adoption of ASU 2017-05 will have a material impact on the condensed consolidated financial statements.

Note 3—Real Estate Investments
During the six months ended June 30, 2017, the Company purchased eleven real estate properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the acquisitions paid in cash during the six months ended June 30, 2017:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Tempe Data Center	01/26/2017	100%	$16,224
Norwalk Data Center	03/30/2017	100%	58,835
Aurora Healthcare Facility	03/30/2017	100%	11,531
Texas Rehab - Austin	03/31/2017	100%	36,945
Texas Rehab - Allen	03/31/2017	100%	23,691
Texas Rehab - Beaumont	03/31/2017	100%	9,649
Charlotte Data Center II	05/15/2017	100%	16,646
250 Williams Atlanta Data Center	06/15/2017	100%	168,588
Sunnyvale Data Center	06/28/2017	100%	38,105
Texas Rehab - San Antonio	06/29/2017	100%	14,853
Cincinnati Data Center	06/30/2017	100%	10,502
Total			$405,569
The following table summarizes management's allocation of the acquisitions during the six months ended June 30, 2017, based on a relative fair value method allocating all accumulated costs (amounts in thousands):

Total
Land	$50,180
Buildings and improvements	318,266
In-place leases	52,204
Above market leases	1,448
Total assets acquired	422,098
Below market leases and liabilities assumed at acquisitions	(16,529)
Total liabilities acquired	(16,529)
Net assets acquired	$405,569
Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $6,023,000 related to properties acquired during the three months ended June 30, 2017 and $10,116,000 during the six months ended June 30, 2017. The Company expensed acquisition fees and expenses of approximately of approximately $1,839,000 and $3,368,000, respectively, for the three and six months ended June 30, 2016 in connection with the acquisition of properties determined to be business combinations. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three and six months ended June 30, 2017 and 2016, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	June 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $13,082 and $7,918, respectively (with a weighted average remaining life of 11.1 years and 12.8 years, respectively)	$145,014	$97,232
Above-market leases, net of accumulated amortization of $93 and $58, respectively (with a weighted average remaining life of 3.3 years and 7.4 years, respectively)	1,609	196
Ground lease interest, net of accumulated amortization of $23 and $19, respectively (with a weighted average remaining life of 66.3 years and 66.8 years, respectively)	621	625
	$147,244	$98,053
The aggregate weighted average remaining life of the acquired intangible assets was 11.2 years and 13.1 years as of June 30, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the three months ended June 30, 2017 and 2016 was $2,845,000 and $1,318,000, respectively, and for the six months ended June 30, 2017 and 2016 was $5,203,000 and $2,499,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	June 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $1,020 and $634, respectively (with a weighted average remaining life of 9.4 years and 13.6 years, respectively)	$22,201	$6,873
	$22,201	$6,873
Amortization of below-market leases for the three months ended June 30, 2017 and 2016 was $252,000 and $134,000, respectively, and for the six months ended June 30, 2017 and 2016 was $386,000 and $268,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Other Assets, Net
Other assets, net consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $2,569 and $1,789, respectively	$2,525	$3,071
Real estate escrow deposits	—	290
Restricted cash	14,018	6,458
Tenant receivable	3,526	3,126
Straight-line rent receivable	13,567	8,725
Prepaid and other assets	2,073	1,087
Derivative assets	1,813	1,782
	$37,522	$24,539

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities as of June 30, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$11,884	$7,657
Accrued interest expense	1,643	945
Accrued property taxes	3,468	1,164
Distributions payable to stockholders	5,035	4,336
Tenant deposits	1,218	1,551
Deferred rental income	2,742	733
Derivative liabilities	765	798
	$26,755	$17,184
Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Notes payable:
Fixed rate notes payable	$214,699	$51,000
Variable rate notes payable fixed through interest rate swaps	136,190	71,540
Variable rate notes payable	50,400	30,450
Total notes payable, principal amount outstanding	401,289	152,990
Unamortized deferred financing costs related to notes payable	(3,981)	(1,945)
Total notes payable, net of deferred financing costs	397,308	151,045
Secured credit facility:
Revolving line of credit	175,000	120,000
Term loan	100,000	100,000
Total secured credit facility, principal amount outstanding	275,000	220,000
Unamortized deferred financing costs related to the term loan of the secured credit facility	(751)	(876)
Total secured credit facility, net of deferred financing costs	274,249	219,124
Total debt outstanding	$671,557	$370,169
Significant debt activity since December 31, 2016, excluding scheduled principal payments, includes:

•	During the six months ended June 30, 2017, the Company drew $175,000,000 and repaid $120,000,000 on its secured credit facility.

•
During the six months ended June 30, 2017, the Company increased the borrowing base availability under the secured credit facility by $83,348,000 by adding seven properties to the aggregate pool availability and removed a property from the collateralized pool, which decreased the aggregate pool availability by $18,645,000.

•
As of June 30, 2017, the Company had an aggregate pool availability under the secured credit facility of $361,236,000 and an aggregate outstanding principal balance of $275,000,000. As of June 30, 2017, $86,236,000 remained to be drawn on the secured credit facility.

•	During the six months ended June 30, 2017, the Company entered into five notes payable collateralized by real estate assets in the principal amount of $248,299,000.

•
During the six months ended June 30, 2017, the Company entered into four interest rate swap agreements to effectively fix the London Interbank Offered Rate, or LIBOR, on $75,000,000 of the term loan of the secured credit facility and two interest rate swap agreements of variable rate notes payable in the aggregate amount of $84,600,000.

The principal payments due on the notes payable and secured credit facility for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Six months ending December 31, 2017	$—
2018	175,050
2019	101,749
2020	4,456
2021	154,251
Thereafter	240,783
$676,289

Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Offering. The Company expects that organization and offering expenses associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.50% of the gross proceeds. As of June 30, 2017, since inception, the Advisor and its affiliates incurred approximately $15,510,000 on the Company’s behalf in offering costs, of which approximately $627,000 of other organization and offering costs remained accrued as of June 30, 2017. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the three months ended June 30, 2017 and 2016, the Company incurred approximately $4,873,000 and $1,937,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred $7,956,000 and $4,170,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. For the three months ended June 30, 2017 and 2016, the Company incurred approximately $2,351,000 and $1,058,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred approximately $4,357,000 and $2,013,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended June 30, 2017 and 2016, the Company incurred approximately $738,000 and $312,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred approximately $1,409,000 and $611,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, the Company incurred $0 and $23,000, respectively, in leasing commissions to the Property Manager. As of June 30, 2016, the Company had not incurred any leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three and six months ended June 30, 2017, the Company incurred approximately $244,000 and $403,000, respectively, in construction management fees to the Property Manager. As of June 30, 2016, the Company had not incurred any construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended June 30, 2017 and 2016, the Advisor allocated approximately $482,000 and $321,000, respectively, and for the six months ended June 30, 2017 and 2016, the Advisor allocated $847,000 and $598,000 respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
The Company will pay its Advisor or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee equal to up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of June 30, 2017, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of June 30, 2017, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of June 30, 2017, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2017, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company does not pay selling commissions with respect to Class I shares and shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by our Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP. For the three months ended June 30, 2017 and 2016, the Company incurred approximately $5,313,000 and $6,940,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred approximately $10,258,000 and $14,944,000, respectively, for selling commissions and dealer manager fees in connection with the Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. The Dealer Manager will reallow all of the distribution and servicing fees with respect to Class T shares sold in the primary offering to participating broker-dealers; provided, however, effective June 1, 2017, a participating broker-dealer may give written notice to the Dealer Manager that it waives all or a portion of the reallowance of the distribution and servicing fee, which waiver shall be irrevocable and will not retroactively apply to Class T shares that were previously sold through such participating broker-dealer. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange; (ii) following the completion of the Offering, the date on which total underwriting compensation in the Offering equals (a) 10% of the gross proceeds from our primary offering less (b) the total amount of distribution and servicing fees waived by participating broker-dealers; (iii) the date on which there are no longer any Class T shares outstanding; (iv) the fourth anniversary of the last day of the fiscal quarter in which the Company's primary offering terminates; (v) with respect to a Class T share sold in the primary offering, the date on which a participating broker-dealer receives (a) total underwriting compensation equal to 10% of the gross offering proceeds of such Class T share less (b) the amount of any waived distribution and servicing fees by such participating broker-dealer; or (vi) the date on which the holder of such Class T share or its agent notifies the Company or its agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and servicing fee, which shall be re-allowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating broker-dealer agreement with the Dealer Manager or otherwise agrees to provide the services set forth in the dealer manager agreement.
The distribution and servicing fee is paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP or in connection with Class A shares and Class I shares. For the three months ended June 30, 2017 and 2016, the Company incurred approximately $2,810,000 and $3,020,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred approximately $4,459,000 and $3,042,000, respectively, in distribution and servicing fees to the Dealer Manager.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	June 30, 2017	December 31, 2016
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$883	$627
Carter Validus Real Estate Management Services II, LLC	Property management fees	352	252
Carter Validus Real Estate Management Services II, LLC	Construction management fees	182	323
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	397	138
Carter Validus Advisors II, LLC and its affiliates	Offering costs	627	289
SC Distributors, LLC	Distribution and servicing fees	9,475	5,750
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	22	5
		$11,938	$7,384
Note 10—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the six months ended June 30, 2017 and 2016.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental and parking expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
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

Summary information for the reportable segments during the three and six months ended June 30, 2017 and 2016, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$11,761	$15,841	$27,602
Expenses:
Rental and parking expenses	(3,027)	(2,273)	(5,300)
Segment net operating income	$8,734	$13,568	22,302

Expenses:
General and administrative expenses			(1,212)
Asset management fees			(2,351)
Depreciation and amortization			(9,025)
Income from operations			9,714
Interest expense, net			(5,073)
Net income attributable to common stockholders			$4,641

	Data Center	Healthcare	Three Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$2,177	$10,026	$12,203
Expenses:
Rental and parking expenses	(317)	(1,260)	(1,577)
Segment net operating income	$1,860	$8,766	10,626

Expenses:
General and administrative expenses			(757)
Acquisition related expenses			(1,946)
Asset management fees			(1,058)
Depreciation and amortization			(4,300)
Income from operations			2,565
Interest expense, net			(732)
Net income attributable to common stockholders			$1,833

	Data Centers	Healthcare	Six Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$21,465	$30,159	$51,624
Expenses:
Rental and parking expenses	(5,687)	(4,539)	(10,226)
Segment net operating income	$15,778	$25,620	41,398

Expenses:
General and administrative expenses			(2,137)
Asset management fees			(4,357)
Depreciation and amortization			(16,635)
Income from operations			18,269
Interest expense, net			(8,837)
Net income attributable to common stockholders			$9,432

	Data Centers	Healthcare	Six Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$3,714	$19,913	$23,627
Expenses:
Rental and parking expenses	(571)	(2,690)	(3,261)
Segment net operating income	$3,143	$17,223	20,366

Expenses:
General and administrative expenses			(1,522)
Acquisition related expenses			(3,611)
Asset management fees			(2,013)
Depreciation and amortization			(8,166)
Income from operations			5,054
Interest expense, net			(1,611)
Net income attributable to common stockholders			$3,443

Assets by each reportable segment as of June 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Assets by segment:
Data centers	$697,585	$362,969
Healthcare	763,576	653,416
All other	67,957	53,653
Total assets	$1,529,118	$1,070,038
Capital additions and acquisitions by reportable segments for the six months ended June 30, 2017 and 2016 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Capital additions and acquisitions by segment:
Data centers	$308,931	$56,544
Healthcare	110,374	107,005
Total capital additions and acquisitions	$419,305	$163,549
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2017	$51,882
2018	105,015
2019	105,934
2020	102,979
2021	103,493
Thereafter	815,468
$1,284,771

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2017	$18
2018	38
2019	38
2020	38
2021	38
Thereafter	2,481
$2,651
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $213,413,000 and $49,930,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $214,699,000 and $51,000,000 as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $133,774,000 and $69,247,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $136,190,000 and $71,540,000 as of June 30, 2017 and December 31, 2016, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $50,400,000 and $30,450,000 as of June 30, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Secured credit facility—The outstanding principal of the secured credit facility – variable was $175,000,000 and $195,000,000, which approximated its fair value as of June 30, 2017 and December 31, 2016, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility – variable rate fixed through an interest rate swap agreement (Level 2) was approximately $99,149,000 and $24,195,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $100,000,000 and $25,000,000 as of June 30, 2017 and December 31, 2016, respectively.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,813	$—	$1,813
Total assets at fair value	$—	$1,813	$—	$1,813
Liabilities:
Derivative liabilities	$—	$765	$—	$765
Total liabilities at fair value	$—	$765	$—	$765

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,782	$—	$1,782
Total assets at fair value	$—	$1,782	$—	$1,782
Liabilities:
Derivative liabilities	$—	$798	$—	$798
Total liabilities at fair value	$—	$798	$—	$798
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
During the six months ended June 30, 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended June 30, 2017 and 2016, the Company recognized a gain of $10,000 and a loss of $22,000, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized a gain of $2,000 and a loss of $22,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which were recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $885,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 05/10/2017	12/22/2020 to 04/19/2022	$236,190	$1,813	$(765)	$96,540	$1,782	$(798)
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
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedging relationships for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
Three Months Ended June 30, 2017
Interest rate swap	$(1,048)	Interest expense, net	$(342)
Total	$(1,048)		$(342)
Three Months Ended June 30, 2016
Interest rate swap	$(101)	Interest expense, net	$—
Total	$(101)		$—
Six Months Ended June 30, 2017
Interest rate swaps	$(635)	Interest expense, net	$(697)
Total	$(635)		$(697)
Six Months Ended June 30, 2016
Interest rate swaps	$(101)	Interest expense, net	$—
Total	$(101)		$—
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2017, the fair value of the derivative in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $898,000. As of June 30, 2017, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2017	$1,813	$—	$1,813	$—	$—	$1,813
December 31, 2016	$1,782	$—	$1,782	$—	$—	$1,782

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2017	$765	$—	$765	$—	$—	$765
December 31, 2016	$798	$—	$798	$—	$—	$798
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$840	$840
Other comprehensive loss before reclassification	(635)	(635)
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	697	697
Other comprehensive income	62	62
Balance as of June 30, 2017	$902	$902

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—
Other comprehensive loss before reclassification	(101)	(101)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	—	—
Other comprehensive loss	(101)	(101)
Balance as of June 30, 2016	$(101)	$(101)
The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2017	2016
Interest rate swap contracts	$697	$—	Interest expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
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
Note 17—Subsequent Events
Distributions to Stockholders Paid
On July 3, 2017, the Company paid aggregate distributions of approximately $4,029,000 to Class A stockholders ($1,977,000 in cash and $2,052,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid aggregate distributions of approximately $4,203,000 to Class A stockholders ($2,073,000 in cash and $2,130,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017.
On July 3, 2017, the Company paid aggregate distributions of approximately $72,000 to Class I stockholders ($34,000 in cash and $38,000 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid aggregate distributions of approximately $106,000 to Class I stockholders ($52,000 in cash and $54,000 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017.
On July 3, 2017, the Company paid aggregate distributions of approximately $934,000 to Class T stockholders ($375,000 in cash and $559,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid aggregate distributions of approximately $1,061,000 to Class T stockholders ($432,000 in cash and $629,000 in shares of the Company's

Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017.
Distributions Declared
Class A Shares
On August 3, 2017, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on September 1, 2017 and ending on November 30, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.078 per share of Class A common stock. The distributions declared for each record date in September 2017, October 2017 and November 2017 will be paid in October 2017, November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On August 3, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on September 1, 2017 and ending on November 30, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001767101 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.162 per share. The distributions declared for each record date in September 2017, October 2017 and November 2017 will be paid in October 2017, November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On August 3, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on September 1, 2017 and ending on November 30, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001501543 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.649 per share. The distributions declared for each record date in September 2017, October 2017 and November 2017 will be paid in October 2017, November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Offering
As of August 7, 2017, the Company had accepted investors’ subscriptions for and issued approximately 78,430,000 shares of Class A common stock, 2,306,000 shares of Class I common stock and 24,465,000 shares of Class T common stock in the Offering, resulting in receipt of gross proceeds of approximately $776,787,000, $20,988,000 and $234,478,000, respectively, including shares of its common stock issued pursuant to its DRIP, for total gross proceeds raised of $1,032,253,000. As of August 7, 2017, the Company had approximately $1,317,747,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Offering.

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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We are offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act, or our Offering. As of June 30, 2017, we were offering Class A shares, Class I shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount. The offering price for the common shares in the primary offering is $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP is $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent estimated per share net asset value, or NAV, of each of our Class A common stock and Class T common stock, as determined by our board of directors on September 29, 2016.
On May 1, 2017, we filed a registration statement on Form S-11 under the Securities Act to register a maximum of $332,500,000 of shares of Class A, Class I and Class T common stock in the primary offering pursuant to a proposed follow-on offering, and a maximum of $17,500,000 of additional shares pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, we extended the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on public offering, (ii) November 25, 2017, that date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. Our board of directors determined to terminate the Offering on November 24, 2017. Our board of directors may revise the offering termination date as necessary in its discretion. We have not issued any shares in connection with the proposed follow-on offering as the registration statement on Form S-11 has not been declared effective by the SEC.
On June 2, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A shares, Class I shares and Class T shares as Class T2 shares. We currently are not offering Class T2 shares in the Offering.
As of June 30, 2017, we had accepted investors’ subscriptions for and issued approximately 100,752,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $989,732,000, before selling commissions and dealer manager fees of approximately $79,443,000 and other offering costs of approximately $19,908,000. As of June 30, 2017, we had approximately $1,360,268,000 in Class A shares, Class I shares and Class T shares of common stock remaining in our Offering.
Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by Carter Validus Advisors II, LLC, or our Advisor, which is our affiliate, pursuant to an advisory agreement between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2017, we had purchased 45 real estate investments, consisting of 62 properties and comprising approximately 4,630,000 of gross rental square feet, for an aggregate purchase price of approximately $1,406,516,000.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2017 and 2016:

	June 30,
	2017	2016
Number of commercial operating real estate properties (1)	60	40
Leased rentable square feet	4,496,000	2,003,000
Weighted average percentage of rentable square feet leased	97.1%	99.9%

(1)	As of June 30, 2017, we owned 62 real estate properties, two of which were under construction. As of June 30, 2016, we owned 42 real estate properties, two of which were under construction.
The following table summarizes our real estate acquisition activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Commercial operating real estate properties acquired	5	3	(1)	11	12	(1)
Approximate aggregate purchase price of acquired real estate properties	$248,694,000	$76,046,000		$406,384,000	$161,462,000
Leased rentable square feet	1,119,000	202,000		1,525,000	481,000

(1)
During the three months ended June 30, 2016, we acquired four real estate properties, one of which was under construction. During the six months ended June 30, 2016, we acquired 14 real estate properties, two of which were under construction.

The following discussion is based on our condensed consolidated financial statements for the three and six months June 30, 2017 and 2016.
This section describes and compares our results of operations for the three and six months ended June 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same store rental and parking revenue	$10,827	$10,814	$13
Non-same store rental and parking revenue	12,856	73	12,783
Same store tenant reimbursement revenue	1,562	1,314	248
Non-same store tenant reimbursement revenue	2,356	1	2,355
Other operating income	1	1	—
Total revenue	$27,602	$12,203	$15,399

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 2.15% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased due to the acquisition of 23 operating properties since April 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax and common area maintenance reimbursements at certain same store properties.

•	Non-same store tenant reimbursement revenue increased due to the acquisition of 23 operating properties since April 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same store rental and parking expenses	$1,933	$1,576	$357
Non-same store rental and parking expenses	3,367	1	3,366
General and administrative expenses	1,212	757	455
Acquisition related expenses	—	1,946	(1,946)
Asset management fees	2,351	1,058	1,293
Depreciation and amortization	9,025	4,300	4,725
Total expenses	$17,888	$9,638	$8,250

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes and repairs and maintenance at certain same store properties.

•	Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 23 operating properties since April 1, 2016.

•	General and administrative expenses increased due to an increase in professional and legal fees, personnel costs and other administrative costs, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the early adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended June 30, 2017, we did not acquire any real estate properties determined to be business combinations as compared to three real estate properties determined to be business combinations during the three months ended June 30, 2016.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $1,115.9 million as of June 30, 2017, as compared to $521.2 million as of June 30, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(2,830)	$—	$(2,830)
Interest on secured credit facility	(2,139)	(616)	(1,523)
Amortization of deferred financing costs	(624)	(245)	(379)
Cash deposits interest	50	28	22
Capitalized interest	470	101	369
Total interest expense, net	(5,073)	(732)	(4,341)

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $401.3 million as of June 30, 2017, as compared to $0 as of June 30, 2016.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $247.0 million for the three months ended June 30, 2017, as compared to $79.6 million for the three months ended June 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $35.0 million for the three months ended June 30, 2017, as compared to $8.8 million during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change

Same store rental and parking revenue	$18,749	$18,721	$28
Non-same store rental and parking revenue	24,607	2,186	22,421
Same store tenant reimbursement revenue	3,080	2,549	531
Non-same store tenant reimbursement revenue	5,178	169	5,009
Other operating income	10	2	8
Total revenue	$51,624	$23,627	$27,997

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 2.14% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased due to the acquisition of 32 operating properties since January 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax reimbursements at certain same store properties.

•	Non-same store tenant reimbursement revenue primarily increased due to the acquisition of 32 operating properties since January 1, 2016.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change

Same store rental and parking expenses	$3,689	$3,053	$636
Non-same store rental and parking expenses	6,537	208	6,329
General and administrative expenses	2,137	1,522	615
Acquisition related expenses	—	3,611	(3,611)
Asset management fees	4,357	2,013	2,344
Depreciation and amortization	16,635	8,166	8,469
Total expenses	$33,355	$18,573	$14,782

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes at certain same store properties.

•	Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 32 operating properties since January 1, 2016.

•	General and administrative expenses increased due to an increase in professional and legal fees, personnel costs and other administrative costs, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the early adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the six months ended June 30, 2017, we did not acquire any real estate properties determined to be business combinations as compared to 11 real estate properties determined to be business combinations during the six months ended June 30, 2016.

•	Asset management fees increased due to an increase in the weighted average operating assets held to $1,115.9 million as of June 30, 2017, as compared to $521.2 million as of June 30, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(4,691)	$—	$(4,691)
Interest on secured credit facility	(3,887)	(1,317)	(2,570)
Amortization of deferred financing costs	(1,185)	(447)	(738)
Cash deposits interest	91	52	39
Capitalized interest	835	101	734
Total interest expense, net	(8,837)	(1,611)	(7,226)

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $401.3 million as of June 30, 2017, as compared to $0 as of June 30, 2016.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $228.3 million for the six months ended June 30, 2017, as compared to $90.9 million for the six months ended June 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $31.2 million for the six months ended June 30, 2017, as compared to $4.4 million during the six months ended June 30, 2016.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other offering costs associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.50% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $15,510,000 as of June 30, 2017. As of June 30, 2017, we reimbursed our Advisor or its affiliates approximately $14,528,000 in other offering costs. In addition, we paid our Advisor or its affiliates $355,000 in other offering costs related to subscription agreements. As of June 30, 2017, we accrued approximately $627,000 of other offering costs to our Advisor and its affiliates. As of June 30, 2017, we incurred approximately $79,443,000 in selling commissions and dealer manager fees and $10,672,000 in distribution and servicing fees to our Dealer Manager. As of June 30, 2017, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $19,908,000.
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
Capital Expenditures
We will require approximately $32.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2017, we had $8.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2017, we had approximately $74.4 million in cash and cash equivalents. For the six months ended June 30, 2017, we had capital expenditures of $13.7 million that primarily related to three healthcare real estate investments.
Credit Facility
As of June 30, 2017, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension.
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
As of June 30, 2017, we had a total pool availability under the secured credit facility of $361,236,000 and an aggregate outstanding principal balance of $275,000,000. As of June 30, 2017, $86,236,000 remained available to be drawn on the secured credit facility.
Cash Flows
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$26,194	$9,061	$17,133
Net cash used in investing activities	$(419,015)	$(163,106)	$(255,909)
Net cash provided by financing activities	$424,285	$160,946	$263,339
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•	Net cash used in investing activities increased primarily due to an increase in investments in real estate of $244.3 million and an increase in capital expenditures of $11.6 million.
Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $248.3 million, a net increase in proceeds from the secured credit facility of $50.0 million and a decrease in offering costs related to the issuance of common stock of $3.0 million, offset by a decrease in proceeds from the issuance of common stock of $26.7 million, an increase in distributions to our stockholders of $5.3 million, an increase in repurchases of our common stock of $3.7 million and an increase in deferred financing costs of $2.3 million.

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
We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash - common stockholders	$12,812		$7,493
Distributions reinvested	14,649		10,096
Total distributions	$27,461		$17,589
Source of distributions:
Cash flows provided by operations (1)	$12,812	47%	$7,493	43%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	14,649	53%	10,096	57%
Total sources	$27,461	100%	$17,589	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of June 30, 2017 were approximately $5.0 million for common stockholders. These distributions were paid on July 3, 2017.
For the six months ended June 30, 2017, we declared and paid distributions of approximately $27.5 million to Class A stockholders, Class I stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2017 of approximately $26.1 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2017, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2017, we had approximately $676.3 million of principal debt outstanding, of which $401.3 million related to notes payable and $275.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2017 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$—	$1,208	$76,377	$137,114	$214,699
Interest payments—fixed rate debt	9,193	18,543	16,856	24,459	69,051
Principal payments—variable rate debt fixed through interest rate swap (1)	—	101,896	134,294	—	236,190
Interest payments—variable rate debt fixed through interest rate swap (2)	9,592	17,444	9,559	—	36,595
Principal payments—variable rate debt	—	175,713	49,687	—	225,400
Interest payments—variable rate debt (3)	7,746	8,567	5,424	—	21,737
Capital expenditures	32,349	—	—	—	32,349
Ground lease payments	131	264	264	3,208	3,867
Total	$59,011	$323,635	$292,461	$164,781	$839,888

(1)	As of June 30, 2017, we had $236.2 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2017 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of June 30, 2017 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements.
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
Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of their investment in real estate assets.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$4,641	$1,833	$9,432	$3,443
Adjustments:
Depreciation and amortization	9,025	4,300	16,635	8,166
FFO attributable to common stockholders	$13,666	$6,133	$26,067	$11,609
Adjustments:
Acquisition related expenses (1)	$—	$1,946	$—	$3,611
Amortization of intangible assets and liabilities (2)	(222)	(124)	(347)	(249)
Straight-line rent (3)	(2,610)	(1,533)	(4,842)	(2,699)
Ineffectiveness of interest rate swaps	(10)	22	(2)	22
MFFO attributable to common stockholders	$10,824	$6,444	$20,876	$12,294
Weighted average common shares outstanding - basic	94,910,818	63,514,780	90,721,343	58,591,709
Weighted average common shares outstanding - diluted	94,925,665	63,530,999	90,737,075	58,608,490
Net income per common share - basic	$0.05	$0.03	$0.10	$0.06
Net income per common share - diluted	$0.05	$0.03	$0.10	$0.06
FFO per common share - basic	$0.14	$0.10	$0.29	$0.20
FFO per common share - diluted	$0.14	$0.10	$0.29	$0.20

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
The following table summarizes our principal debt outstanding as of June 30, 2017 (amounts in thousands):

June 30, 2017
Notes payable:
Fixed rate notes payable	$214,699
Variable rate notes payable fixed through interest rate swaps	136,190
Variable rate notes payable	50,400
Total notes payable	401,289
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	175,000
Total secured credit facility	275,000
Total principal debt outstanding (1)	$676,289

(1)	As of June 30, 2017, the weighted average interest rate on our total debt outstanding was 3.8%.
As of June 30, 2017, $225.4 million of the $676.3 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.26% per annum. As of June 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.1 million per year.
As of June 30, 2017, we had 11 interest rate swap agreements outstanding, which mature on various dates from December 2020 to April 2022. As of June 30, 2017, the aggregate settlement asset value was $0.9 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of June 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $6.4 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2017 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2017, our cash flows provided by operations of approximately $26.2 million was a shortfall of approximately $1.3 million, or 4.7%, of our distributions (total distributions were approximately $27.5 million, of which $12.8 million was cash and $14.7 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
As of June 30, 2017, we owned 45 real estate investments, located in 35 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, one of which accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA accounted for 11.7% of our contractual rental revenue for the six months ended June 30, 2017. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default.
As of June 30, 2017, approximately 10.4% of our tenants had an investment grade credit rating from a major ratings agency, 21.9% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 67.7% of our tenants are not rated.  Approximately 16.5% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Although the Healthcare Reform Act has not been replaced or repealed, the current Administration has commented on the possibility that it may seek to cease subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the HealthCare Reform and therefore the payments should not be made. At this time, the case is pending. If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline adversely impacting the tenants’ ability to pay rent.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S (collectively, the

“Healthcare Reform Act”). The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders. See the risk factor entitled "Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us" above for information on legislation surrounding healthcare reform.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of common stock, of which 175,000,000 are designated as Class A shares, 75,000,000 are designated as Class I shares, 175,000,000 are designated as Class T shares and 75,000,000 are designated as Class T2 shares, and 100,000,000 shares of preferred stock. We are not currently offering Class T2 shares in the Offering. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Your interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in this Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 175,000,000 shares are designated as Class A shares, 75,000,000 shares are designated as Class I shares, 175,000,000 shares are designated as Class T shares and 75,000,000 shares are designated as Class T2 shares. Other than the differing fees with respect to each class and the payment of a distribution and servicing fee in connection with Class T shares, Class A shares, Class I shares, Class T shares and Class T2 shares have identical rights and privileges, such as identical voting rights. We are not currently offering Class T2 shares in the Offering. The net proceeds from the sale of the classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow and we granted 3,000 restricted shares of Class A common stock to each of our independent directors when they were re-elected to the board of directors. We will also grant 3,000 shares of Class A common stock in connection with such independent director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in this Offering likely will suffer dilution of their equity investment in us, if we:
•sell shares in this Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•sell securities that are convertible into shares of our common stock;
•issue shares of our common stock in a private offering of securities to institutional investors;
•issue restricted share awards to our directors;
•issue shares to our advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or
•issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Carter Validus Operating Partnership II, LP.
In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other programs affiliated with our advisor and its affiliates, to merge into or cause the exchange or conversion of their interest for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, at the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from this Offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter, which complies with the NASAA REIT Guidelines limitation restricting us from investing more than 10% of our total assets in unimproved real property. For purposes of this paragraph, “unimproved real property” is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation. On May 22, 2017, the DOL announced that the final regulation will become effective on June 9, 2017.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2017, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. As of June 30, 2017, we were offering shares of Class A common stock, shares of Class I common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum offering amount. The offering price for the shares in the primary offering is $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP is $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent estimated per share NAV of each of our Class A common stock and Class T common stock as determined by our board of directors on September 29, 2016.
As of June 30, 2017, we had issued approximately 100.8 million shares of common stock in our Offering for gross proceeds of approximately $989.7 million, out of which we paid approximately $79.4 million in selling commissions and dealer manager fees, approximately $19.9 million in organization and offering costs and approximately $28.8 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows from operations or, if our cash flows from operations are not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.4 billion in total real estate investments as of June 30, 2017. In addition, we invested $23.2 million in expenditures for capital improvements related to certain real estate investments.
As of June 30, 2017, approximately $0.6 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering, excluding distribution and servicing fees.
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

During the three months ended June 30, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2017 - 04/30/2017	51,048	$9.07	51,048	$—
05/01/2017 - 05/31/2017	70,972	$9.07	70,972	$—
06/01/2017 - 06/30/2017	169,677	$9.07	169,677	$—
Total	291,697		291,697
During the three months ended June 30, 2017, we repurchased approximately $2,523,000 of Class A shares of common stock and $122,000 of Class T shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the June 30, 2017 repurchase date. During the three months ended June 30, 2016, we repurchased approximately $797,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the June 30, 2016 repurchase date. No shares of Class T common stock were requested to be, or were, repurchased during the three months ended June 30, 2016. No shares of Class I common stock were requested to be, or were, repurchased during the three months ended June 30, 2017 and 2016.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 10, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Articles Supplementary of Carter Validus Mission Critical REIT II, Inc., filed on June 2, 2017 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 6, 2017, and incorporated herein by reference).

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

10.1
Joinder Agreement, dated May 15, 2017, by DCII-1400 CROSSBEAM DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 17, 2017, and incorporated herein by reference).

10.2
Joinder Agreement, dated May 15, 2017, by DCII-1400 CROSSBEAM DR., LP, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 17, 2017, and incorporated herein by reference).

10.3
Amendment to Collateral Assignment of Interests, dated May 15, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 17, 2017, and incorporated herein by reference).

10.4
Sixth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated May 26, 2017 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 30, 2017, and incorporated herein by reference).

10.5
Form of Seventh Amendment to Amended and Restated Dealer Manager Agreement (included as Exhibit 1.9 to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11 (File No. 333-191706) filed on June 6, 2017, and incorporated by reference herein).

10.6
Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP (included as Exhibit 10.105 to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11 (File No. 333-191706) filed on June 6, 2017, and incorporated by reference herein).

10.7
Purchase and Sale Agreement, dated April 19, 2017, between 250 Williams Street LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated by reference herein).

10.8
Assignment of Purchase Agreement, dated June 15, 2017, between Carter Validus Properties II, LLC as Assignor, and DCII-250 Williams Street NW, LLC, as Assignee (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated by reference herein).

10.9
Assignment and Assumption of Leases, dated June 15, 2017, between 250 Williams Street LLC, as Assignor, and DCII-250 Williams Street NW, LLC, as Assignee (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated by reference herein).

10.1
Loan Agreement, dated June 15, 2017, made by and between DCII-250 Williams Street NW, LLC and KeyBank National Association (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.11
Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, made by DCII-250 Williams Street NW, LLC for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.12
Guaranty Agreement made by Carter Validus Operating Partnership II, LP, for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.13
Assignment of Leases and Rents made by DCII-250 Williams Street NW, LLC for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.14
Environmental Indemnity Agreement entered into by DCII-250 Williams Street NW, LLC and Carter Validus Operating Partnership II, LP, in favor of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.15
Promissory Note entered into by DCII-250 Williams Street NW, LLC in favor of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.16
Joinder Agreement, dated June 28, 2017, by DCII-1400 KIFER ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 5, 2017, and incorporated herein by reference).

10.17
Amendment to Collateral Assignment of Interests, dated June 28, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 5, 2017, and incorporated herein by reference).

10.18
Joinder Agreement, dated March 30, 2017, by HCII-2111 OGDEN AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 4, 2017 and incorporated herein by reference).

10.19
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