Form 10-Q
period 2017-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2017-11-09
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2017, there were approximately 80,239,000 shares of Class A common stock, 5,333,000 shares of Class I common stock, 32,947,000 shares of Class T common stock and 0 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Real estate:
Land	$208,728	$154,385
Buildings and improvements, less accumulated depreciation of $37,553 and $18,521, respectively	1,066,856	722,492
Construction in progress	43,692	20,123
Total real estate, net	1,319,276	897,000
Cash and cash equivalents	74,488	50,446
Acquired intangible assets, less accumulated amortization of $17,620 and $7,995, respectively	147,043	98,053
Other assets, net	45,276	24,539
Total assets	$1,586,083	$1,070,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $4,038 and $1,945, respectively	$409,797	$151,045
Credit facility, net of deferred financing costs of $676 and $876, respectively	219,324	219,124
Accounts payable due to affiliates	14,552	7,384
Accounts payable and other liabilities	26,409	17,184
Intangible lease liabilities, less accumulated amortization of $1,771 and $634, respectively	23,006	6,873
Total liabilities	693,088	401,610
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 113,512,765 and 83,109,025 shares issued, respectively; 112,181,418 and 82,744,288 shares outstanding, respectively	1,122	827
Additional paid-in capital	977,633	723,859
Accumulated distributions in excess of earnings	(86,883)	(57,100)
Accumulated other comprehensive income	1,121	840
Total stockholders’ equity	892,993	668,426
Noncontrolling interests	2	2
Total equity	892,995	668,428
Total liabilities and stockholders’ equity	$1,586,083	$1,070,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rental and parking revenue	$30,219	$12,183	$73,585	$33,092
Tenant reimbursement revenue	5,986	1,411	14,244	4,129
Total revenue	36,205	13,594	87,829	37,221
Expenses:
Rental and parking expenses	8,368	1,794	18,594	5,055
General and administrative expenses	1,062	836	3,199	2,358
Acquisition related expenses	—	1,821	—	5,432
Asset management fees	2,698	1,227	7,055	3,240
Depreciation and amortization	11,852	4,782	28,487	12,948
Total expenses	23,980	10,460	57,335	29,033
Income from operations	12,225	3,134	30,494	8,188
Interest expense, net	6,786	626	15,623	2,237
Net income attributable to common stockholders	$5,439	$2,508	$14,871	$5,951
Other comprehensive income:
Unrealized income (loss) on interest rate swaps, net	$219	$88	$281	$(13)
Other comprehensive income (loss) attributable to common stockholders	219	88	281	(13)
Comprehensive income attributable to common stockholders	$5,658	$2,596	$15,152	$5,938
Weighted average number of common shares outstanding:
Basic	105,388,118	71,852,230	95,668,433	63,044,148
Diluted	105,405,297	71,866,949	95,687,382	63,060,086
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.03	$0.16	$0.09
Diluted	$0.05	$0.03	$0.16	$0.09
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	27,873,206	279	268,854	—	—	269,133	—	269,133
Issuance of common stock under the distribution reinvestment plan	2,523,784	26	22,975	—	—	23,001	—	23,001
Vesting of restricted common stock	6,750	—	54	—	—	54	—	54
Commissions on sale of common stock and related dealer manager fees	—	—	(16,323)	—	—	(16,323)	—	(16,323)
Distribution and servicing fees	—	—	(7,031)	—	—	(7,031)	—	(7,031)
Other offering costs	—	—	(5,998)	—	—	(5,998)	—	(5,998)
Repurchase of common stock	(966,610)	(10)	(8,757)	—	—	(8,767)	—	(8,767)
Distributions declared to common stockholders	—	—	—	(44,654)	—	(44,654)	—	(44,654)
Other comprehensive income	—	—	—	—	281	281	—	281
Net income	—	—	—	14,871	—	14,871	—	14,871
Balance, September 30, 2017	112,181,418	$1,122	$977,633	$(86,883)	$1,121	$892,993	$2	$892,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,871	$5,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,487	12,948
Amortization of deferred financing costs	1,870	703
Amortization of above-market leases	174	27
Amortization of intangible lease liabilities	(1,137)	(402)
Straight-line rent	(7,686)	(4,344)
Stock-based compensation	54	41
Ineffectiveness of interest rate swaps	(16)	(49)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	8,209	1,042
Accounts payable due to affiliates	1,391	230
Other assets	(5,920)	(610)
Net cash provided by operating activities	40,297	15,537
Cash flows from investing activities:
Investment in real estate	(458,023)	(239,729)
Acquisition costs capitalized subsequent	(44)	—
Capital expenditures	(25,002)	(4,380)
Real estate deposits, net	(37)	(5,287)
Net cash used in investing activities	(483,106)	(249,396)
Cash flows from financing activities:
Proceeds from issuance of common stock	269,133	248,251
Proceeds from notes payable	260,845	—
Proceeds from credit facility	175,000	115,000
Payments on credit facility	(175,000)	(70,000)
Payments of deferred financing costs	(2,963)	(767)
Repurchases of common stock	(8,767)	(2,043)
Offering costs on issuance of common stock	(23,196)	(23,979)
Distributions to stockholders	(20,415)	(12,285)
Net cash provided by financing activities	474,637	254,177
Net change in cash, cash equivalents and restricted cash	31,828	20,318
Cash, cash equivalents and restricted cash - Beginning of period	56,904	33,189
Cash, cash equivalents and restricted cash - End of period	$88,732	$53,507
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,450 and $293, respectively	$14,106	$1,887
Supplemental disclosure of non-cash transactions:
Issuance of common stock under the distribution reinvestment plan	$23,001	$16,285
Distribution and servicing fees accrued during the period	$5,756	$4,226
Liability assumed at acquisition	$815	$1,236
Accrued capital expenditures	$—	$1,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, on September 11, 2015. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the special limited partner of the Operating Partnership.
The Company is offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Initial Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. As of September 30, 2017, the Company was offering Class A shares, Class I shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount in the Initial Offering.
On May 1, 2017, the Company filed a registration statement on Form S-11, or Follow-On Registration Statement, under the Securities Act to register a proposed follow-on offering, or the Follow-On Offering. On October 30, 2017, the Company filed a pre-effective amendment to the Follow-On Registration Statement to (i) register a maximum of $1,000,000,000 of shares of Class A, Class I and Class T common stock pursuant to the primary offering of the Follow-On Offering and (ii) remove the DRIP from the Follow-On Registration Statement. Accordingly, pursuant to Rule 415 promulgated under the Securities Act, the Company extended the Initial Offering until the earlier of the SEC effective date of the Follow-On Offering or November 24, 2017. The Company has not issued any shares in connection with the Follow-On Offering as it has not been declared effective by the SEC.
On October 13, 2017, the Company filed a Registration Statement on Form S-3, or the DRIP Registration Statement, under the Securities Act to register up to $100,000,000 of shares of Class A, Class I and Class T common stock to be offered pursuant to the DRIP after the termination of the Initial Offering. The Company intends to continue to offer shares of common stock in the Initial Offering until November 24, 2017; however, it may terminate the Initial Offering prior to November 24, 2017 and commence offering shares of common stock pursuant to the Follow-On Offering and DRIP Registration Statement. The Company's board of directors may revise the termination date of the Initial Offering as necessary in its discretion.
As of September 30, 2017, the Company had issued approximately 113,499,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in the Initial Offering, resulting in receipt of gross proceeds of approximately $1,111,417,000, before selling commissions and dealer manager fees of approximately $85,508,000 and other offering costs of approximately $21,875,000. As of September 30, 2017, the Company had approximately $1,238,583,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Initial Offering.
Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Initial Offering. The Dealer Manager has received, and will continue to receive, fees for services related to the Initial Offering.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of September 30, 2017, the Company owned 49 real estate investments, consisting of 66 properties, located in 36 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Concentration of Credit Risk and Significant Leases
As of September 30, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of September 30, 2017, the Company owned real estate investments in 36 MSAs, two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA and the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for approximately 10.5% and 10.0%, respectively, of contractual rental revenue for the nine months ended September 30, 2017.
As of September 30, 2017, the Company had no exposure to tenant concentration that accounted for 10.0% or more of rental revenue.
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
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents and restricted cash. This ASU states that transfers between cash, cash equivalents and restricted cash are not part of the Company’s operating, investing and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in a decrease of $2,490,000 in net cash used in investing activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2016.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Beginning of period:	2017	2016
Cash and cash equivalents	$50,446	$31,262
Restricted cash	6,458	1,927
Cash, cash equivalents and restricted cash	$56,904	$33,189

End of period:
Cash and cash equivalents	$74,488	$49,090
Restricted cash	14,244	4,417
Cash, cash equivalents and restricted cash	$88,732	$53,507
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
During the nine months ended September 30, 2017, the Company received valid repurchase requests related to 966,610 Class A shares and Class T shares of common stock (915,269 Class A shares and 51,341 Class T shares), all of which were repurchased in full for an aggregate purchase price of approximately $8,767,000 (an average of $9.07 per share). During the nine months ended September 30, 2016, the Company received valid repurchase requests related to 214,666 Class A shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $2,043,000 (an average of $9.52 per share). No shares of Class T common stock were requested to be, or were, repurchased during the nine months ended September 30, 2016. No shares of Class I common stock were requested to be, or were, repurchased during the nine months ended September 30, 2017 and 2016.
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
The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, tenant receivables, real estate escrow deposits, prepaid and other assets, accounts payable and accrued liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.
Notes payable—Variable Rate—The carrying value of variable rate notes payable approximates fair value because the interest rate adjusts with current market.
Secured credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the fixed rate secured credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.
Secured credit facility—Variable Rate—The carrying value of the variable rate secured credit facility approximates fair value as the interest is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
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
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended September 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 17,000 and 15,000, respectively, of non-vested shares of restricted stock that were outstanding as of such period. For the nine months ended September 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 19,000 and 16,000, respectively, of non-vested shares of restricted stock that were outstanding as of such period.
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
As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the condensed consolidated financial statements. The Company has preliminarily determined the revenue stream that could be most significantly impacted by this ASU relates to parking revenue. The Company expects that the revenue recognition from parking revenue will be generally consistent with current recognition methods, and therefore does not expect material changes to the condensed consolidated financial statements as a result of adoption. For the three and nine months ended September 30, 2017, parking revenue was less than 10% of consolidated revenue. Recoveries from tenants to be impacted by ASU 2014-09 will not be addressed until the Company's adoption of ASU 2016-02, Leases, considering its revisions to accounting for common area maintenance described below. The Company also continues to evaluate the scope of revenue-related disclosures it expects to provide pursuant to the new requirements. The Company expects to adopt the standard using the modified retrospective approach, which requires cumulative adjustments as of the date of adoption. The Company will adopt the standard on its effective date beginning with the first quarter of 2018.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. The non-lease components would have to be evaluated under the revenue recognition guidance of ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company's condensed consolidated financial statements.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact of ASU 2017-12 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.
Note 3—Real Estate Investments
During the nine months ended September 30, 2017, the Company purchased 15 real estate properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the properties acquired during the nine months ended September 30, 2017:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Tempe Data Center	01/26/2017	100%	$16,224
Norwalk Data Center	03/30/2017	100%	58,835
Aurora Healthcare Facility	03/30/2017	100%	11,531
Texas Rehab - Austin	03/31/2017	100%	36,945
Texas Rehab - Allen	03/31/2017	100%	23,691
Texas Rehab - Beaumont	03/31/2017	100%	9,649
Charlotte Data Center II	05/15/2017	100%	16,646
250 Williams Atlanta Data Center	06/15/2017	100%	168,588
Sunnyvale Data Center	06/28/2017	100%	38,105
Texas Rehab - San Antonio	06/29/2017	100%	14,853
Cincinnati Data Center	06/30/2017	100%	10,503
Silverdale Healthcare Facility	08/25/2017	100%	9,856
Silverdale Healthcare Facility II	09/20/2017	100%	7,144
King of Prussia Data Center	09/28/2017	100%	19,885
Tempe Data Center II	09/29/2017	100%	15,568
Total			$458,023
The following table summarizes management's allocation of the acquisitions during the nine months ended September 30, 2017, based on a relative fair value method allocating all accumulated costs (amounts in thousands):

Total
Land	$54,267
Buildings and improvements	363,970
In-place leases	56,423
Above market leases	1,448
Total assets acquired	476,108
Below market leases	(17,270)
Liabilities assumed at acquisitions	(815)
Total liabilities acquired	(18,085)
Net assets acquired	$458,023
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $1,503,000 and $0 related to properties acquired during the three months ended September 30, 2017 and 2016, respectively, and $11,619,000 and $2,037,000 during the nine months ended September 30, 2017 and 2016, respectively. The Company expensed acquisition fees and expenses of approximately of approximately $1,684,000 and $5,052,000, respectively, for the three and nine months ended September 30, 2016 in connection with the acquisition of properties determined to be business combinations. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three and nine months ended September 30, 2017 and 2016, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	September 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $17,369 and $7,918, respectively (with a weighted average remaining life of 10.9 years and 12.8 years, respectively)	$144,948	$97,232
Above-market leases, net of accumulated amortization of $225 and $58, respectively (with a weighted average remaining life of 3.1 years and 7.4 years, respectively)	1,477	196
Ground lease interest, net of accumulated amortization of $26 and $19, respectively (with a weighted average remaining life of 66.0 years and 66.8 years, respectively)	618	625
	$147,043	$98,053
The aggregate weighted average remaining life of the acquired intangible assets was 11.0 years and 13.1 years as of September 30, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the three months ended September 30, 2017 and 2016 was $4,422,000 and $1,496,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $9,625,000 and $3,995,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	September 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $1,771 and $634, respectively (with a weighted average remaining life of 9.1 years and 13.6 years, respectively)	$23,006	$6,873
	$23,006	$6,873
Amortization of below-market leases for the three months ended September 30, 2017 and 2016 was $751,000 and $134,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $1,137,000 and $402,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Other Assets, Net
Other assets, net consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $2,984 and $1,789, respectively	$2,269	$3,071
Real estate escrow deposits	327	290
Restricted cash	14,244	6,458
Tenant receivable	4,719	3,126
Straight-line rent receivable	16,411	8,725
Prepaid and other assets	5,412	1,087
Derivative assets	1,894	1,782
	$45,276	$24,539
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities as of September 30, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$10,387	$7,657
Accrued interest expense	2,193	945
Accrued property taxes	4,152	1,164
Distributions payable to stockholders	5,574	4,336
Tenant deposits	822	1,551
Deferred rental income	2,668	733
Derivative liabilities	613	798
	$26,409	$17,184
Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Notes payable:
Fixed rate notes payable	$214,700	$51,000
Variable rate notes payable fixed through interest rate swaps	186,590	71,540
Variable rate notes payable	12,545	30,450
Total notes payable, principal amount outstanding	413,835	152,990
Unamortized deferred financing costs related to notes payable	(4,038)	(1,945)
Total notes payable, net of deferred financing costs	409,797	151,045
Secured credit facility:
Revolving line of credit	120,000	120,000
Term loan	100,000	100,000
Total secured credit facility, principal amount outstanding	220,000	220,000
Unamortized deferred financing costs related to the term loan of the secured credit facility	(676)	(876)
Total secured credit facility, net of deferred financing costs	219,324	219,124
Total debt outstanding	$629,121	$370,169

Significant debt activity since December 31, 2016, excluding scheduled principal payments, includes:

•	During the nine months ended September 30, 2017, the Company drew $175,000,000 and repaid $175,000,000 on its secured credit facility.

•
During the nine months ended September 30, 2017, the Company increased the borrowing base availability under the secured credit facility by $106,531,000 by adding 11 properties to the aggregate pool availability and removed a property from the collateralized pool, which decreased the aggregate pool availability by $18,645,000. This resulted in the net increase of the borrowing base availability of $87,886,000.

•
As of September 30, 2017, the Company had an aggregate pool availability under the secured credit facility of $384,419,000 and an aggregate outstanding principal balance of $220,000,000. As of September 30, 2017, $164,419,000 remained to be drawn on the secured credit facility.

•
During the nine months ended September 30, 2017, the Company entered into six notes payable collateralized by real estate assets in the principal amount of $260,845,000 at initiation of the respective loans.

•
During the nine months ended September 30, 2017, the Company entered into four interest rate swap agreements to effectively fix the London Interbank Offered Rate, or LIBOR, on $75,000,000 of the term loan of the secured credit facility and two interest rate swap agreements of variable rate notes payable in the aggregate amount of $84,600,000.

The principal payments due on the notes payable and secured credit facility for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Three months ending December 31, 2017	$65
2018	120,314
2019	101,880
2020	4,542
2021	154,971
Thereafter	252,063
$633,835

Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15% of the gross proceeds of the Initial Offering. The Company expects that organization and offering expenses associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.90% of the gross proceeds. As of September 30, 2017, since inception, the Advisor and its affiliates incurred approximately $16,896,000 on the Company’s behalf in offering costs, the majority of which was incurred by the Dealer Manager. Of this amount, approximately $566,000 of other organization and offering costs remained accrued as of September 30, 2017. As of September 30, 2017, since inception, the Advisor paid approximately $188,000 to an affiliate of the Dealer Manager in other offering costs on the Company's behalf. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $1,019,000 and $1,590,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred $8,975,000 and $5,760,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $2,698,000 and $1,227,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred approximately $7,055,000 and $3,240,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $913,000 and $353,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred approximately $2,322,000 and $964,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2017, the Company incurred $884,000 and $907,000, respectively, in leasing commissions to the Property Manager. As of September 30, 2016, the Company had not incurred any leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $172,000 and $265,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred approximately $575,000 and $265,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended September 30, 2017 and 2016, the Advisor allocated approximately $381,000 and $337,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Advisor allocated $1,228,000 and $935,000 respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
On May 15, 2017 the Advisor employed Gael Ragone, who is the daughter of John E. Carter, our chief executive officer and chairman of our board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. The Company directly reimburses the Advisor any amounts of Gael's salary that are allocated to the Company. For the three and nine months ended September 30, 2017, the Advisor allocated approximately $41,000 and $58,000, respectively, which are included in general and administrative expenses in the Company's condensed consolidated statements of comprehensive income.
The Company will pay its Advisor or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee equal to up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of September 30, 2017, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of September 30, 2017, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of September 30, 2017, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2017, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company does not pay selling commissions with respect to Class I shares and shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by our Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $6,065,000 and $4,994,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred approximately $16,323,000 and $19,938,000, respectively, for selling commissions and dealer manager fees in connection with the Initial Offering to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering of the Initial Offering that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering of the Initial Offering, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. The Dealer Manager will reallow all of the distribution and servicing fees with respect to Class T shares sold in the primary offering of the Initial Offering to participating broker-dealers; provided, however, effective June 1, 2017, a participating broker-dealer may give written notice to the Dealer Manager that it waives all or a portion of the reallowance of the distribution and servicing fee, which waiver shall be irrevocable and will not retroactively apply to Class T shares that were previously sold through such participating broker-dealer. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange; (ii) following the completion of the Initial Offering, the date on which total underwriting compensation in the Initial Offering equals (a) 10% of the gross proceeds from our primary offering of the Initial Offering less (b) the total amount of distribution and servicing fees waived by participating broker-dealers; (iii) the date on which there are no longer any Class T shares outstanding; (iv) the fourth anniversary of the last day of the fiscal quarter in which the Company's primary offering of the Initial Offering terminates; (v) with respect to a Class T share sold in the primary offering of the Initial Offering, the date on which a participating broker-dealer receives (a) total underwriting compensation equal to 10% of the gross offering proceeds of such Class T share less (b) the amount of any waived distribution and servicing fees by such participating broker-dealer; or (vi) the date on which the holder of such Class T share or its agent notifies the Company or its agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and servicing fee, which shall be re-allowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating broker-dealer agreement with the Dealer Manager or otherwise agrees to provide the services set forth in the dealer manager agreement.
The distribution and servicing fee is paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP or in connection with Class A shares and Class I shares. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $2,572,000 and $1,420,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred approximately $7,031,000 and $1,420,000, respectively, in distribution and servicing fees to the Dealer Manager in connection with the Initial Offering.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	September 30, 2017	December 31, 2016
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$928	$627
Carter Validus Real Estate Management Services II, LLC	Property management fees	439	252
Carter Validus Real Estate Management Services II, LLC	Construction management fees	67	323
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	156	138
Carter Validus Advisors II, LLC and its affiliates	Offering costs	566	289
SC Distributors, LLC	Distribution and servicing fees	11,506	5,750
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	7	5
Carter Validus Real Estate Management Services II, LLC	Leasing commissions	883	—
		$14,552	$7,384
Note 10—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the nine months ended September 30, 2017 and 2016.
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

Summary information for the reportable segments during the three and nine months ended September 30, 2017 and 2016, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$19,882	$16,323	$36,205
Expenses:
Rental and parking expenses	(6,092)	(2,276)	(8,368)
Segment net operating income	$13,790	$14,047	27,837

Expenses:
General and administrative expenses			(1,062)
Asset management fees			(2,698)
Depreciation and amortization			(11,852)
Income from operations			12,225
Interest expense, net			(6,786)
Net income attributable to common stockholders			$5,439

	Data Center	Healthcare	Three Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$2,497	$11,097	$13,594
Expenses:
Rental and parking expenses	(440)	(1,354)	(1,794)
Segment net operating income	$2,057	$9,743	11,800

Expenses:
General and administrative expenses			(836)
Acquisition related expenses			(1,821)
Asset management fees			(1,227)
Depreciation and amortization			(4,782)
Income from operations			3,134
Interest expense, net			(626)
Net income attributable to common stockholders			$2,508

	Data Centers	Healthcare	Nine Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$41,347	$46,482	$87,829
Expenses:
Rental and parking expenses	(11,779)	(6,815)	(18,594)
Segment net operating income	$29,568	$39,667	69,235

Expenses:
General and administrative expenses			(3,199)
Asset management fees			(7,055)
Depreciation and amortization			(28,487)
Income from operations			30,494
Interest expense, net			(15,623)
Net income attributable to common stockholders			$14,871

	Data Centers	Healthcare	Nine Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$6,211	$31,010	$37,221
Expenses:
Rental and parking expenses	(1,011)	(4,044)	(5,055)
Segment net operating income	$5,200	$26,966	32,166

Expenses:
General and administrative expenses			(2,358)
Acquisition related expenses			(5,432)
Asset management fees			(3,240)
Depreciation and amortization			(12,948)
Income from operations			8,188
Interest expense, net			(2,237)
Net income attributable to common stockholders			$5,951

Assets by each reportable segment as of September 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Assets by segment:
Data centers	$739,055	$362,969
Healthcare	786,952	653,416
All other	60,076	53,653
Total assets	$1,586,083	$1,070,038
Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2017 and 2016 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Capital additions and acquisitions by segment:
Data centers	$344,458	$134,831
Healthcare	138,611	109,278
Total capital additions and acquisitions	$483,069	$244,109
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2017	$26,926
2018	108,666
2019	109,635
2020	109,043
2021	110,560
Thereafter	866,506
$1,331,336

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2017	$9
2018	38
2019	38
2020	38
2021	38
Thereafter	2,481
$2,642
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $206,102,000 and $49,930,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $214,700,000 and $51,000,000 as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $181,890,000 and $69,247,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $186,590,000 and $71,540,000 as of September 30, 2017 and December 31, 2016, respectively.
Notes payable—Variable—The outstanding principal of the notes payable—variable was $12,545,000 and $30,450,000 as of September 30, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $120,000,000 and $195,000,000, which approximated its fair value as of September 30, 2017 and December 31, 2016, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $96,208,000 and $24,195,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $100,000,000 and $25,000,000 as of September 30, 2017 and December 31, 2016, respectively.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,894	$—	$1,894
Total assets at fair value	$—	$1,894	$—	$1,894
Liabilities:
Derivative liabilities	$—	$613	$—	$613
Total liabilities at fair value	$—	$613	$—	$613

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,782	$—	$1,782
Total assets at fair value	$—	$1,782	$—	$1,782
Liabilities:
Derivative liabilities	$—	$798	$—	$798
Total liabilities at fair value	$—	$798	$—	$798
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
During the nine months ended September 30, 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended September 30, 2017 and 2016, the Company recognized a gain of $14,000 and $71,000, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized a gain of $16,000 and $49,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which were recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $614,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 07/01/2017	12/22/2020 to 04/20/2022	$286,590	$1,894	$(613)	$96,540	$1,782	$(798)
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
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedging relationships for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
Three Months Ended September 30, 2017
Interest rate swaps	$(108)	Interest expense, net	$(327)
Total	$(108)		$(327)
Three Months Ended September 30, 2016
Interest rate swaps	$62	Interest expense, net	$(26)
Total	$62		$(26)
Nine Months Ended September 30, 2017
Interest rate swaps	$(743)	Interest expense, net	$(1,024)
Total	$(743)		$(1,024)
Nine Months Ended September 30, 2016
Interest rate swaps	$(39)	Interest expense, net	$(26)
Total	$(39)		$(26)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligation, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $740,000. As of September 30, 2017, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2017	$1,894	$—	$1,894	$—	$—	$1,894
December 31, 2016	$1,782	$—	$1,782	$—	$—	$1,782

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2017	$613	$—	$613	$—	$—	$613
December 31, 2016	$798	$—	$798	$—	$—	$798
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$840	$840
Other comprehensive loss before reclassification	(743)	(743)
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,024	1,024
Other comprehensive income	281	281
Balance as of September 30, 2017	$1,121	$1,121

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—
Other comprehensive loss before reclassification	(39)	(39)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	26	26
Other comprehensive loss	(13)	(13)
Balance as of September 30, 2016	$(13)	$(13)
The following table presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2017	2016
Interest rate swap contracts	$1,024	$26	Interest expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
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
Note 17—Subsequent Events
Distributions to Stockholders Paid
On October 2, 2017, the Company paid aggregate distributions of approximately $4,164,000 to Class A stockholders ($2,081,000 in cash and $2,083,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid aggregate distributions of approximately $4,406,000 to Class A stockholders ($2,201,000 in cash and $2,205,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017.
On October 2, 2017, the Company paid aggregate distributions of approximately $183,000 to Class I stockholders ($99,000 in cash and $84,000 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid aggregate distributions of approximately $259,000 to Class I stockholders ($137,000 in cash and $122,000 in shares of the Company's Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017.
On October 2, 2017, the Company paid aggregate distributions of approximately $1,227,000 to Class T stockholders ($506,000 in cash and $721,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid aggregate distributions of approximately $1,431,000 to Class T stockholders ($589,000 in cash and

$842,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Declared
Class A Shares
The Company's board of directors approved and authorized an additional daily distribution to our Class A stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending on November 30, 2017 in the amount of $0.000021392 per share. This additional distribution amount and the daily distribution of $0.001767101 previously authorized and declared by the board of directors will equal an annualized rate of 6.40%, based on the revised primary offering purchase price of $10.200 per Class A share. The distributions for each record date in October 2017 and November 2017 will be paid in November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 2, 2017, the board of directors of the Company approved and declared a distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on December 1, 2017 and ending on February 28, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.200 per share of Class A common stock. The distributions declared for each record date in December 2017, January 2018 and February 2018 will be paid in January 2018, February 2018 and March 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
The Company's board of directors approved and authorized an additional daily distribution to our Class I stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending November 30, 2017 in the amount of $0.000021392 per share. This additional distribution amount and the daily distribution of $0.001767101 previously authorized and declared by the board of directors will equal an annualized rate of 7.04%, based on the revised primary offering purchase price of $9.273 per Class I share. The distributions for each record date in October 2017 and November 2017 will be paid in November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 2, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on December 1, 2017 and ending on February 28, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.273 per share. The distributions declared for each record date in December 2017, January 2018 and February 2018 will be paid in January 2018, February 2018 and March 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
The Company's board of directors approved and authorized an additional daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending November 30, 2017 in the amount of $0.000018207 per share. This additional distribution amount and the daily distribution of $0.001501543 previously authorized and declared by the board of directors will equal an annualized rate of 5.68%, based on the revised primary offering purchase price of $9.766 per Class T share. The distributions for each record date in October 2017 and November 2017 will be paid in November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 2, 2017, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on December 1, 2017 and ending on February 28, 2017. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001519750 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.766 per share. The distributions declared for each record date in December 2017, January 2018 and February 2018 will be paid in January 2018, February 2018 and March 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Status of the Initial Offering
As of November 6, 2017, the Company had accepted investors’ subscriptions for and issued approximately 81,920,000 shares of Class A common stock, 5,333,000 shares of Class I common stock and 33,011,000 shares of Class T common stock in the Initial Offering, resulting in receipt of gross proceeds of approximately $811,273,000, $48,613,000 and $316,971,000, respectively, including shares of its common stock issued pursuant to its DRIP, for total gross proceeds raised of

$1,176,857,000. As of November 6, 2017, the Company had approximately $1,173,143,000 in Class A shares, Class I shares and Class T shares of common stock remaining in the Initial Offering.

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
Overview
We were formed on January 11, 2013 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types. We are offering for sale a maximum of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on a “best efforts” basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act, or the Initial Offering. As of September 30, 2017, we were offering Class A shares, Class I shares and Class T shares of common stock, in any combination with a dollar value up to the maximum offering amount in the Initial Offering. The offering price for the common shares in the primary offering was $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP was $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent estimated per share net asset value, or NAV, of each of our Class A common stock, Class I common stock and Class T common stock, as determined by our board of directors on September 29, 2016.
On May 1, 2017, we filed a registration statement on Form S-11 under the Securities Act to register a proposed follow-on offering, or the Follow-On Offering. On October 30, 2017, we registered a maximum of $1,000,000,000 of shares of Class A, Class I and Class T common stock pursuant to the primary offering of the Follow-On Offering and removed the DRIP from the Follow-On Offering. Accordingly, pursuant to Rule 415 promulgated under the Securities Act, we extended the Initial Offering until the earlier of the SEC effective date of the Follow-On Offering Registration Statement or November 24, 2017. We have not issued any shares in connection with the Follow-On Offering as it has not been declared effective by the SEC.
On October 13, 2017, we filed a Registration Statement on Form S-3, or the DRIP Registration Statement, under the Securities Act to register up to $100,000,000 of shares of Class A, Class I and Class T common stock to be offered pursuant to our DRIP after the termination of the Initial Offering. We intend to continue to offer shares of common stock in the Initial Offering until November 24, 2017; however, we may terminate this Offering prior to November 24, 2017 and commence offering shares of common stock pursuant to the Follow-On Offering and DRIP Registration Statement. Our board of directors may revise the offering termination date as necessary in its discretion.
On June 2, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A shares, Class I shares and Class T shares as Class T2 shares. We currently are not offering Class T2 shares.
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of $9.18 of each of our Class A common stock, Class I common stock and Class T common stock, or the Estimated Per Share NAV, as of June 30, 2017, for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA. In connection with the Estimated Per Share NAV, our board of directors unanimously approved the increased primary offering price of $10.200 per Class A share, which reflects the $9.18 Estimated Per Share NAV, a 7.0% selling commission and a 3.0% dealer manager fee, and the increased primary offering price of $9.766 per Class T share, which reflects the $9.18 Estimated Per Share NAV, a 3.0% selling commission and a 3.0% dealer manager fee, commencing on October 1, 2017. With respect to Class I shares, the dealer manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by Carter Validus Advisors II, LLC, or our Advisor, without reimbursement from us, in which case, commencing on October 1, 2017, the primary offering price per Class I share will be $9.273, with reflects the $9.18 Estimated Per Share NAV and a 1.0% dealer manager fee. However, the 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer, and in such instances, commencing on October 1, 2017, the price per Class I share would be $9.18. Further, the Board approved $9.18 as the per share purchase price of Class A shares pursuant to the DRIP, $9.18 as the per share purchase price of Class I shares pursuant to the DRIP and $9.18 as the per share purchase price of Class T shares pursuant to the DRIP, effective October 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
As of September 30, 2017, we had accepted investors’ subscriptions for and issued approximately 113,499,000 shares of Class A, Class I and Class T common stock (including shares of common stock issued pursuant to the DRIP) in our Offering, resulting in receipt of gross proceeds of approximately $1,111,417,000, before selling commissions and dealer manager fees of approximately $85,508,000 and other offering costs of approximately $21,875,000. As of September 30, 2017, we had approximately $1,238,583,000 in Class A shares, Class I shares and Class T shares of common stock remaining in our Offering.
Substantially all of our operations are conducted through Carter Validus Operating Partnership II, LP, or our Operating Partnership. We are externally advised by our Advisor which is our affiliate, pursuant to an advisory agreement between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Initial Offering. The Dealer Manager has received, and will continue to receive, fees for services related to our Initial Offering. The Dealer Manager will serve as the dealer manager of the Follow-On Offering, when effective.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2017, we had purchased 49 real estate investments, consisting of 66 properties and comprising approximately 4,784,000 of gross rental square feet, for an aggregate purchase price of approximately $1,458,970,000.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Number of commercial operating real estate properties (1)	64	41
Leased rentable square feet	4,655,000	2,298,000
Weighted average percentage of rentable square feet leased	97.3%	99.9%

(1)	As of September 30, 2017, we owned 66 real estate properties, two of which were under construction. As of September 30, 2016, we owned 43 real estate properties, two of which were under construction.

The following table summarizes our real estate acquisition activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial operating real estate properties acquired	4	1	15	13	(1)
Approximate aggregate purchase price of acquired real estate properties	$52,454,000	$79,500,000	$458,838,000	$227,364,000	(1)
Leased rentable square feet	154,000	288,000	1,683,000	769,000

(1)	During the nine months ended September 30, 2016, we acquired 15 real estate properties, two of which were under construction. The properties under construction were purchased for $13,601,000.
The following discussion is based on our condensed consolidated financial statements for the three and nine months September 30, 2017 and 2016.
This section describes and compares our results of operations for the three and nine months ended September 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same store rental and parking revenue	$12,113	$12,119	$(6)
Non-same store rental and parking revenue	18,103	63	18,040
Same store tenant reimbursement revenue	1,484	1,404	80
Non-same store tenant reimbursement revenue	4,502	7	4,495
Other operating income	3	1	2
Total revenue	$36,205	$13,594	$22,611

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 1.90% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased due to the acquisition of 24 operating properties since July 1, 2016.

•	Non-same store tenant reimbursement revenue increased due to the acquisition of 24 operating properties since July 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same store rental and parking expenses	$1,789	$1,787	$2
Non-same store rental and parking expenses	6,579	7	6,572
General and administrative expenses	1,062	836	226
Acquisition related expenses	—	1,821	(1,821)
Asset management fees	2,698	1,227	1,471
Depreciation and amortization	11,852	4,782	7,070
Total expenses	$23,980	$10,460	$13,520

•	Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 24 operating properties since July 1, 2016.

•	General and administrative expenses increased due to an increase in professional and legal fees, personnel costs and other administrative costs, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended September 30, 2017, we did not acquire any real estate properties determined to be business combinations as compared to one real estate property determined to be a business combination during the three months ended September 30, 2016.

•
Asset management fees increased due to an increase in the weighted average operating assets held to $1,226.5 million for the three months ended September 30, 2017, as compared to $631.3 million for the three months ended September 30, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(4,492)	$—	$(4,492)
Interest on secured credit facility	(2,275)	(590)	(1,685)
Amortization of deferred financing costs	(685)	(256)	(429)
Cash deposits interest	51	28	23
Capitalized interest	615	192	423
Total interest expense, net	(6,786)	(626)	(6,160)

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $413.8 million as of September 30, 2017, as compared to $0 as of September 30, 2016.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $241.1 million for the three months ended September 30, 2017, as compared to $84.5 million for the three months ended September 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $44.5 million for the three months ended September 30, 2017, as compared to $15.2 million during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change

Same store rental and parking revenue	$28,113	$28,083	$30
Non-same store rental and parking revenue	45,458	5,007	40,451
Same store tenant reimbursement revenue	4,420	3,790	630
Non-same store tenant reimbursement revenue	9,824	339	9,485
Other operating income	14	2	12
Total revenue	$87,829	$37,221	$50,608

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 2.21% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased due to the acquisition of 36 operating properties since January 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax reimbursements at certain same store properties.

•	Non-same store tenant reimbursement revenue primarily increased due to the acquisition of 36 operating properties since January 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change

Same store rental and parking expenses	$5,293	$4,550	$743
Non-same store rental and parking expenses	13,301	505	12,796
General and administrative expenses	3,199	2,358	841
Acquisition related expenses	—	5,432	(5,432)
Asset management fees	7,055	3,240	3,815
Depreciation and amortization	28,487	12,948	15,539
Total expenses	$57,335	$29,033	$28,302

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes at certain same store properties.

•	Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 36 operating properties since January 1, 2016.

•	General and administrative expenses increased due to an increase in professional and legal fees, personnel costs and other administrative costs, in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the nine months ended September 30, 2017, we did not acquire any real estate properties determined to be business combinations as compared to 12 real estate properties determined to be business combinations during the nine months ended September 30, 2016.

•
Asset management fees increased due to an increase in the weighted average operating assets held to $1,226.0 million for the nine months ended September 30, 2017, as compared to $563.6 million for the nine months ended September 30, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(9,183)	$—	$(9,183)
Interest on secured credit facility	(6,162)	(1,907)	(4,255)
Amortization of deferred financing costs	(1,870)	(703)	(1,167)
Cash deposits interest	142	80	62
Capitalized interest	1,450	293	1,157
Total interest expense, net	(15,623)	(2,237)	(13,386)

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $413.8 million as of September 30, 2017, as compared to $0 as of September 30, 2016.

•
Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility. The weighted average outstanding principal balance of the secured credit facility was $232.6 million for the nine months ended September 30, 2017, as compared to $88.7 million for the nine months ended September 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $35.6 million for the nine months ended September 30, 2017, as compared to $8.0 million during the nine months ended September 30, 2016.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds from the Initial Offering as of the date of the reimbursement. We expect that other offering costs associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.90% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $16,896,000 as of September 30, 2017. As of September 30, 2017, we reimbursed our Advisor or its affiliates approximately $15,926,000 in other offering costs. In addition, we paid our Advisor or its affiliates $404,000 in other offering costs related to subscription agreements. As of September 30, 2017, we accrued approximately $566,000 of other offering costs to our Advisor and its affiliates. As of September 30, 2017, we incurred approximately $85,508,000 in selling commissions and dealer manager fees and $13,244,000 in distribution and servicing fees to our Dealer Manager. As of September 30, 2017, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $21,875,000.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, net proceeds from our Offering, borrowings on the secured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the secured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders, proceeds from our Offering and funds equal to amounts reinvested in the DRIP.
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
Capital Expenditures
We will require approximately $21.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2017, we had $8.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2017, we had approximately $74.5 million in cash and cash equivalents. For the nine months ended September 30, 2017, we had capital expenditures of $25.0 million that primarily related to two healthcare real estate investments.

Credit Facility
As of September 30, 2017, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension.
On October 6, 2017, the secured credit facility agreement was modified by accelerating the effectiveness date of one of the covenants from December 31, 2017 to October 6, 2017, whereby our Operating Partnership will not pay distributions to the partners, members or other owners of our Operating Partnership, and we will not pay distributions to our partners, members or other owners, if such distributions by our Operating Partnership, when added to the amount of all other distributions paid in any period of four consecutive calendar quarters, are in excess of 95% of funds from operations, as defined in the credit facility agreement, for such period.
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
As of September 30, 2017, we had a total pool availability under the secured credit facility of $384,419,000 and an aggregate outstanding principal balance of $220,000,000. As of September 30, 2017, $164,419,000 remained available to be drawn on the secured credit facility.
Cash Flows
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$40,297	$15,537	$24,760
Net cash used in investing activities	$(483,106)	$(249,396)	$(233,710)
Net cash provided by financing activities	$474,637	$254,177	$220,460
Operating Activities

•	Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses.
Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $218.4 million and an increase in capital expenditures of $20.6 million, offset by a decrease in real estate deposits, net of $5.3 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $260.8 million, an increase in proceeds from the issuance of common stock of $20.9 million and a decrease in offering costs related to the issuance of common stock of $0.8 million, offset by a net decrease in proceeds from the secured credit facility of $45.0 million, an increase in distributions to our stockholders of $8.1 million, an increase in repurchases of our common stock of $6.7 million and an increase in deferred financing costs of $2.2 million.

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

We have funded distributions with operating cash flows from our properties, proceeds raised in our Offering and reinvestments pursuant to the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash - common stockholders	$20,415		$12,285
Distributions reinvested	23,001		16,285
Total distributions	$43,416		$28,570
Source of distributions:
Cash flows provided by operations (1)	$20,415	47%	$12,285	43%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	23,001	53%	16,285	57%
Total sources	$43,416	100%	$28,570	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of September 30, 2017 were approximately $5.6 million for common stockholders. These distributions were paid on October 2, 2017.
For the nine months ended September 30, 2017, we declared and paid distributions of approximately $43.4 million to Class A stockholders, Class I stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2017 of approximately $43.4 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2017, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of September 30, 2017, we had approximately $633.8 million of principal debt outstanding, of which $413.8 million related to notes payable and $220.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$—	$1,453	$76,748	$136,499	$214,700
Interest payments—fixed rate debt	9,273	18,529	15,963	23,417	67,182
Principal payments—variable rate debt fixed through interest rate swap (1)	—	103,302	183,288	—	286,590
Interest payments—variable rate debt fixed through interest rate swap (2)	11,894	20,068	11,527	—	43,489
Principal payments—variable rate debt	261	120,562	11,722	—	132,545
Interest payments—variable rate debt (3)	4,993	2,299	1,172	—	8,464
Capital expenditures	21,299	—	—	—	21,299
Ground lease payments	521	1,089	1,089	5,343	8,042
Total	$48,241	$267,302	$301,509	$165,259	$782,311

(1)
As of September 30, 2017, we had $286.6 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2017 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of September 30, 2017 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$5,439	$2,508	$14,871	$5,951
Adjustments:
Depreciation and amortization	11,852	4,782	28,487	12,948
FFO attributable to common stockholders	$17,291	$7,290	$43,358	$18,899
Adjustments:
Acquisition related expenses (1)	$—	$1,821	$—	$5,432
Amortization of intangible assets and liabilities (2)	(616)	(126)	(963)	(375)
Straight-line rent (3)	(2,844)	(1,645)	(7,686)	(4,344)
Ineffectiveness of interest rate swaps	(14)	(71)	(16)	(49)
MFFO attributable to common stockholders	$13,817	$7,269	$34,693	$19,563
Weighted average common shares outstanding - basic	105,388,118	71,852,230	95,668,433	63,044,148
Weighted average common shares outstanding - diluted	105,405,297	71,866,949	95,687,382	63,060,086
Net income per common share - basic	$0.05	$0.03	$0.16	$0.09
Net income per common share - diluted	$0.05	$0.03	$0.16	$0.09
FFO per common share - basic	$0.16	$0.10	$0.45	$0.30
FFO per common share - diluted	$0.16	$0.10	$0.45	$0.30

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
The following table summarizes our principal debt outstanding as of September 30, 2017 (amounts in thousands):

September 30, 2017
Notes payable:
Fixed rate notes payable	$214,700
Variable rate notes payable fixed through interest rate swaps	186,590
Variable rate notes payable	12,545
Total notes payable	413,835
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	120,000
Total secured credit facility	220,000
Total principal debt outstanding (1)	$633,835

(1)	As of September 30, 2017, the weighted average interest rate on our total debt outstanding was 3.91%.
As of September 30, 2017, $132.5 million of the $633.8 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.72% per annum. As of September 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $0.7 million per year.
As of September 30, 2017, we had 11 interest rate swap agreements outstanding, which mature on various dates from December 2020 to April 2022. As of September 30, 2017, the aggregate settlement asset value was $1.1 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $6.3 million.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2017 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2017, our cash flows provided by operations of approximately $40.3 million was a shortfall of approximately $3.1 million, or 7.1%, of our distributions (total distributions were approximately $43.4 million, of which $20.4 million was cash and $23.0 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on your investment than you expect.
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
As of September 30, 2017, we owned 49 real estate investments, located in 36 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, two of which accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Oklahoma City, Oklahoma MSA and the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for approximately 10.5% and 10.0%, respectively, of our contractual rental revenue for the nine months ended September 30, 2017. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
As of September 30, 2017, approximately 11.9% of our tenants had an investment grade credit rating from a major ratings agency, 19.3% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 68.8% of our tenants are not rated.  Approximately 17.3% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost shares subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
On October 17, 2017, Senate health committee leaders proposed a bill to address funding for the cost-sharing subsidies and the Healthcare Reform Act’s outreach funding. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.

In addition, the current Administration has commented on the possibility that it may seek to cease the additional subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange.  There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program.  The multiple lawsuits are moving through the judicial process.  Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the HealthCare Reform and therefore the payments should not be made. At this time, the case is pending. If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.
The offering prices per Class A share, Class I share and Class T share are based on our Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock as of June 30, 2017, as determined by our board of directors on September 28, 2017, which we refer to collectively as our Estimated Per Share NAV, and any applicable per share upfront selling commissions and dealer manager fees.
The price at which stockholders purchase shares and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the company, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio. Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that pursuant to FINRA rules, the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our Estimated Per Share NAV will be done at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.
The purchase prices you pay for shares of our Class A common stock, Class I common stock and Class T common stock are based on the Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock at a given point in time, and any applicable per share upfront selling commissions and dealer manager fees. Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you pay may be higher than the value of our assets per share of common stock at the time of your purchase.
The per share price for Class A shares, Class I shares and Class T shares in our primary offering and pursuant to our DRIP are based on our most recent Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock and applicable upfront commissions and fees. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with our advisor and Stanger. Stanger prepared an appraisal report summarizing key information and assumptions and providing a value on 49 of our 62 properties in our portfolio as of June 30, 2017. In addition, Stanger relied upon the appraisal reports prepared by third parties other than Stanger on 11 properties acquired in the six months preceding June 30, 2017 and the book value of two properties, which were under development as of June 30, 2017. Stanger also prepared a net asset value report, which estimates the per share NAV of each of our Class A, Class I and Class T common stock as of June 30, 2017. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2017, and was performed in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our per share NAV for each of our Class A common stock, Class I common stock and Class T common stock will be prepared at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent Estimated Per Share NAV was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed on September 28, 2017 regarding the Estimated Per Share NAV, we do not intend to release individual property value estimates or any of the data supporting the Estimated Per Share NAV.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation, the results of such review are unknown. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach. Therefore, certain requirements and exemptions will not take effect until January 1, 2018 and other key requirements and exemptions will not take effect until July 1, 2019.
The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent paid to us to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which would materially adversely impact the value of an investment in our securities and in our ability to pay dividends to our stockholders.
The lease of our properties to a TRS is subject to special requirements.

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), we may lease certain “qualified health care properties” to a TRS (or a limited liability company of which a TRS is a member). The TRS in turn would contract with a third party operator to manage the health care operations at these properties. The rents paid by a TRS in this structure would be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified health care property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified health care properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On August 18, 2017, we granted an aggregate of 9,000 shares of restricted Class A common stock under our 2014 Restricted Share Plan to our three independent directors in connection with such independent directors’ re-election to our board of directors. Each independent director received 3,000 shares of restricted Class A common stock. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2017.
Use of Public Offering Proceeds
On May 29, 2014, our Registration Statement on Form S-11 (File No. 333-191706), covering a public offering of up to $2,350,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering for sale a maximum of $2,250,000,000 in shares of common stock (exclusive of $100,000,000 in shares of common stock to be made available pursuant to our DRIP) in our primary offering on a “best efforts” basis. As of September 30, 2017, we were offering shares of Class A common stock, shares of Class I common stock and shares of Class T common stock, in any combination with a dollar value up to the maximum offering amount. The offering price for the shares in the primary offering was $10.078 per Class A share, $9.162 per Class I share, and $9.649 per Class T share and the offering price for shares in the DRIP was $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share, which is equal to the most recent Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock as determined by our board of directors on September 29, 2016.
As of September 30, 2017, we had issued approximately 113.5 million shares of common stock in our Offering for gross proceeds of approximately $1,111.4 million, out of which we paid approximately $85.5 million in selling commissions and dealer manager fees, approximately $21.9 million in organization and offering costs and approximately $29.8 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows from operations or, if our cash flows from operations are not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.5 billion in total real estate investments as of September 30, 2017. In addition, we invested $34.5 million in expenditures for capital improvements related to certain real estate investments.
As of September 30, 2017, approximately $0.6 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offering, excluding distribution and servicing fees.
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
During the three months ended September 30, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2017 - 07/31/2017	196,259	$9.07	196,259	$—
08/01/2017 - 08/31/2017	101,509	$9.07	101,509	$—
09/01/2017 - 09/30/2017	136,243	$9.07	136,243	$—
Total	434,011		434,011
During the three months ended September 30, 2017, we repurchased approximately $3,594,000 of Class A shares of common stock and $343,000 of Class T shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2017 repurchase date. During the three months ended September 30, 2016, we repurchased approximately $908,000 of Class A shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2016 repurchase date. No shares of Class T common stock were requested to be, or were, repurchased during the three months ended September 30, 2016. No shares of Class I common stock were requested to be, or were, repurchased during the three months ended September 30, 2017 and 2016.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Seventh Amendment to Dealer Manager Agreement
On November 8, 2017, the Company entered into the Seventh Amendment to the Dealer Manager Agreement with the Advisor and Dealer Manager, dated June 10, 2014 (as amended, the “Dealer Manager Agreement”). The purpose of the Seventh Amendment, which is filed as Exhibit 10.8, is (1) to engage the Dealer Manager with respect to the Company’s Follow-on Offering and DRIP Offering and (2) to clarify certain terms of the distribution and servicing fee payable in connection with shares of Class T common stock ("Class T Shares") sold in the primary portion (the “Primary Offering”) of the Initial Offering and the Follow-On Offering.
The Dealer Manager serves as the exclusive dealer manager for the Initial Offering and will serve as the exclusive dealer manager for the Follow-On Offering and DRIP Registration Statement.
Further, pursuant to the terms of the Seventh Amendment, with respect to Class T Shares sold in the Primary Offering of the Initial Offering and in the Follow-on Offering only, the Company will pay the Dealer Manager a distribution and servicing fee that accrues daily in an amount equal to 1/365th of up to 1.0% of the most recent offering price per Class T Share on a continuous basis from year to year, payable, on a monthly basis in arrears, out of amounts that otherwise would be distributed to holders of Class T Shares; provided, however, that upon the termination of the Primary Offering of the Initial Offering, the distribution and servicing fee shall be an amount that accrues daily equal to 1/365th of up to 1.0% of the most recent Estimated Per Share NAV per Class T Share on a continuous basis from year to year. The Dealer Manager will reallow all of the distribution and servicing fees with respect to Class T Shares sold in the Primary Offering of the Initial Offering or in the Follow-on Offering to participating broker-dealers; provided, however, effective June 1, 2017, a participating broker-dealer may give written notice to the Dealer Manager that it waives all or a portion of the reallowance of the distribution and servicing fee, which waiver shall be irrevocable and will not retroactively apply to Class T Shares that were previously sold through such participating broker-dealer.
The Company will cease paying the distribution and servicing fee to the Dealer Manager on the earliest to occur of the following: (i) a listing of the Class T Shares on a national securities exchange; (ii) following the completion of the Initial Offering or the Follow-on Offering, as applicable, on the date on which total underwriting compensation in such offering equals (a) 10% of the gross proceeds from the Initial Offering or Follow-on Offering, as applicable, less (b) the total amount of distribution and servicing fees waived by participating broker-dealers; (iii) the date on which there are no longer any Class T Shares outstanding; (iv) December 31, 2021, which is the fourth anniversary of the last day of the fiscal quarter in which the Primary Offering of the Initial Offering terminates; (v) with respect to a Class T Share sold in the Primary Offering of the Initial Offering or the Follow-on Offering, the date on which a participating broker-dealer receives (a) total underwriting compensation equal to 10% of the gross offering proceeds of such Class T Share less (b) the amount of any waived distribution and servicing fees by such participating broker-dealer; or (vi) the date on which the holder of such Class T Share or its agent notifies the Company or its agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating broker-dealer agreement with the Dealer Manager or otherwise agrees to provide the services set forth in the dealer manager agreement.
The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the full Seventh Amendment, a copy of which is filed as Exhibit 10.8.

Item 6. Exhibits.

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

3.5
Articles of Amendment of Carter Validus Mission Critical REIT II, Inc., filed on August 22, 2017 (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 22, 2017, and incorporated herein by reference).

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

10.1
Joinder Agreement, dated August 25, 2017, by DCII-8700 GOVERNORS HILL DRIVE, LLC and HCII-9800 LEVIN ROAD NW, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 29, 2017, and incorporated herein by reference).

10.2
Amendment to Collateral Assignment of Interests, dated August 25, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on August 29, 2017, and incorporated herein by reference).

10.3
Joinder Agreement, dated September 20, 2017, by HCII-4409 NW ANDERSON HILL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 22, 2017, and incorporated herein by reference).

10.4
Amendment to Collateral Assignment of Interests, dated September 20, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on September 22, 2017, and incorporated herein by reference).

10.5
Joinder Agreement, dated September 29, 2017, by DCII-2005 EAST TECHNOLOGY CIRCLE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 3, 2017, and incorporated herein by reference).

10.6
Amendment to Collateral Assignment of Interests, dated September 29, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 3, 2017, and incorporated herein by reference).

10.7
Second Amendment to Second Amended and Restated Credit Agreement, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated October 6, 2017 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on October 10, 2017, and incorporated herein by reference).

10.8*
Seventh Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated November 8, 2017.

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
* Filed herewith.
** Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)