Form 10-K
period 2017-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2018-03-21
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 76,316,000 shares of Class A common stock, 1,703,000 shares of Class I common stock and 21,815,000 shares of Class T common stock held by non-affiliates, for an aggregate market value of approximately $756,760,000, $15,506,000 and $209,012,000, respectively, assuming a market value of $10.078 per Class A share, $9.162 per Class I share and $9.649 per Class T share, the offering prices per share as of June 30, 2017 in the registrant's public offering exclusive of any discounts for certain categories of purchasers. The estimated share value of each of our Class A common stock, Class I common stock and Class T common stock is $9.18 per share as of June 30, 2017, which was approved by the Registrant's board of directors on September 28, 2017.
As of March 16, 2018, there were approximately 81,988,000 shares of Class A common stock, 8,146,000 shares of Class I common stock, 37,365,000 shares of Class T common stock and 0 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2018 annual stockholders meeting, which is expected to be filed no later than April 30, 2018, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, which elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the special limited partner of the Operating Partnership. As of December 31, 2017, we owned 53 real estate investments, consisting of 70 properties, comprising approximately 5,190,000 rentable square feet of single-tenant and multi-tenant commercial space located in 37 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA. As of December 31, 2017, the rentable space of these real estate investments was 97.7% leased.
We commenced our initial public offering of $2,350,000,000 of shares of our common stock, or our Initial Offering, consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our distribution reinvestment plan, or DRIP, on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017. At the completion of our Initial Offering, we had accepted investors subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to our DRIP, resulting in gross proceeds of $1,223,803,000, before selling commissions and dealer manager fees of approximately $91,503,000.
On November 27, 2017, our follow-on offering, or our Offering, of up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock pursuant to a registration statement on Form S-11, or the Follow-On Registration Statement, was declared effective by the SEC.
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an Estimated Per Share NAV, as defined below, of $9.18 as of June 30, 2017 of each of our Class A common stock, Class I common stock and Class T common stock for purposes of assisting broker-dealers that are participating, or participated, in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share, and $9.766 per Class T share, effective October 1, 2017. Further, the board of directors approved $9.18 as the per share purchase price of Class A shares, Class I shares and Class T shares pursuant to the DRIP, effective October 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated per share NAV on at least an annual basis.
On October 13, 2017, we registered 10,893,246 shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Registration Statement, for a price per share of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The DRIP Registration Statement was automatically effective with the SEC upon filing and we commenced offering shares of common stock pursuant to the DRIP Registration Statement on December 1, 2017. On December 6, 2017, we filed a post-effective amendment to our DRIP Registration Statement to register shares of Class T2 common stock at $9.18 per share.
On June 2, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A common stock, Class I common stock and Class T common stock as Class T2 common stock. On December 6, 2017, we filed Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 to register shares of Class T2 common stock, which was declared effective by the SEC on February 20, 2018.
We ceased offering shares of Class T common stock in our Offering at of the close of business on March 14, 2018. As of March 15, 2018, we are offering, in any combination with a dollar value up to the maximum offering amount, shares of Class A common stock at a price of $10.200 per share, shares of Class I common stock at a price of $9.273 per share, and shares of Class T2 common stock at a price of $9.714 per share. The offering prices are based on the most recent estimated per share net asset value, or Estimated Per Share NAV, of $9.18 of each of our Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees. We continue to offer shares of Class T common stock pursuant to our DRIP Offering. We refer to the "Offering", "Initial Offering" and "DRIP Offering" collectively as the "Offerings."

As of December 31, 2017, we had accepted investors’ subscriptions for and issued approximately 126,560,000 shares of Class A, Class I and Class T common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,237,638,000, before share repurchases of $20,584,000, selling commissions and dealer manager fees of approximately $91,898,000 and other offering costs of approximately $23,357,000.
Substantially all of our business is managed by our Advisor. Carter Validus Real Estate Management Services II, LLC, an affiliate of our Advisor, or our Property Manager, serves as our property manager. SC Distributors, LLC, an affiliate of our Advisor, or our Dealer Manager, serves as the dealer manager of our Offerings. The Dealer Manager has received and will continue to receive fees for services related to our Offerings. Our Advisor and Property Manager have received and will continue to receive fees for services related to our acquisition and operational stages. The Advisor also may receive fees during our liquidation stage.
We were formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. We also may originate or invest in real estate-related debt. We expect real estate-related debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., our Operating Partnership and all wholly-owned subsidiaries.
Key Developments during 2017 and Subsequent

•
As of March 16, 2018, we had accepted investors' subscriptions for and issued approximately 84,975,000 shares of Class A common stock, 8,152,000 shares of Class I common stock, 37,521,000 shares of Class T common stock and no shares of Class T2 common stock in our Offerings, resulting in gross proceeds of approximately $841,384,000, $74,555,000, $360,650,000 and $0, respectively, before selling commissions and dealer manager fees of approximately $166,615,000.

•
We currently pay, and intend to continue to pay, monthly distributions to our stockholders equal to an annualized rate of 6.40% for Class A common stock, assuming a purchase price of $10.200 per share of Class A common stock, 7.04% for Class I common stock, assuming a purchase price of $9.273 per share of Class I common stock, 5.68% for Class T common stock, assuming a purchase price of $9.766 per share of Class T common stock and 5.72% for Class T2 common stock, assuming a purchase price of $9.714 per share of Class T2 common stock. Additionally, as of March 16, 2018, we had paid aggregate distributions, since inception, of approximately $137,511,000 ($62,524,000 in cash and $74,987,000 reinvested in shares of common stock pursuant to the DRIP).

•
As of December 31, 2017, we had purchased 53 real estate investments, consisting of 70 properties, comprising approximately 5,190,000 of gross rental square feet for an aggregate purchase price of approximately $1,611,055,000.

•
During the year ended December 31, 2017, we entered into seven notes payable and assumed one note payable that are each collateralized by real estate assets. As of December 31, 2017, the aggregate principal balance outstanding of our notes payable was $468,135,000.

•
During the year ended December 31, 2017, we increased the borrowing base availability under the secured credit facility by $116,431,000 by adding 12 properties to the aggregate pool availability, and we removed one property from the collateralized pool, which decreased the aggregate pool availability by $18,645,000. This resulted in a net increase of the borrowing base availability of $97,786,000.

•	As of March 16, 2018, we had a $250,000,000 outstanding balance under the secured credit facility.

•
During the year ended December 31, 2017, we received valid repurchase requests related to approximately 1,880,820 Class A shares, Class T shares and Class I shares of common stock (1,793,424 Class A shares, 81,939 Class T shares and 5,457 Class I shares), all of which were repurchased in full, for an aggregate purchase price of approximately $17,159,000 (an average of $9.12 per share).

•
As of March 16, 2018, we, through our wholly-owned subsidiaries, acquired 54 real estate investments, consisting of 72 properties, for an aggregate purchase price of $1,662,016,000 and comprising of approximately 5,323,000 gross rental square feet of commercial space.

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
Investment Strategy
Primary Investment Focus
There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of our Offerings that may be invested in a single investment. We intend to focus our investment activities on acquiring mission critical net-leased properties, preferably with long-term leases, to creditworthy tenants that are primarily in the data center and healthcare sectors. We expect that most of our properties will be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or cause our Advisor to have assets under management that would require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. We expect the sizes of individual properties that we purchase to vary significantly, but we expect most of the properties we acquire are likely to have a purchase price between $5,000,000 and $200,000,000. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in our Offerings.
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
Many data center and healthcare companies currently are entering into sale-leaseback transactions (as described below) as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence, in today’s competitive corporate environment, as many of these companies attempt to divest of their real estate assets.
We have incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire certain properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We would use the proceeds from these loans to acquire additional properties and other real estate-related investments. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets (calculated after the close of our Offering and once we have invested substantially all the net proceeds of our Offering), unless excess borrowing is approved by a majority of our board of directors, including a majority of our independent directors.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of December 31, 2017, we have not identified any material change in any of our tenants' credit quality.
Description of Leases
We acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property). There are various forms of net leases, most typically classified as triple net, or absolute net. Triple net leases typically require the tenant to pay, in addition to a fixed rental, all costs related to real estate taxes, insurance, utilities and common area maintenance of the property, including the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers two years of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties will be subject to "gross" leases. "Gross" leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.
A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2017, the weighted average remaining lease term of our properties was 10.34 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant will generally remain fully liable under the lease unless we release that tenant from its obligations under the lease.
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
We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Therefore, new investors will be entitled to distributions immediately upon the purchase of their shares. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund distributions, we may borrow, issue additional securities or sell assets in order to fund distributions, or make distributions out of net proceeds from our Offerings. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from Offering proceeds.
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
Our Advisor and its affiliates try to balance our interests with their duties to other programs. However, to the extent that our Advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors and officers and certain of our stockholders may engage, for their own account, in business activities of the types conducted or to be conducted by our subsidiaries and us.
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
We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors, including a majority of our independent directors, determines that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2017, we did not purchase any properties from our Advisor, its affiliates or any directors.

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

Reportable Segments
We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 11—"Segment Reporting" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Insurance
See the section captioned “—Description of Leases” above.
Competition
As we continue to purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk and Significant Leases
As of December 31, 2017, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the segment diversification of our real estate properties based on contractual rental revenue as of December 31, 2017:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2017 Contractual Rental Revenue (in thousands)(1)	Percentage of 2017 Contractual Rental Revenue
Data Centers	42	2,948,000	$42,308	46.2%
Healthcare	72	2,124,070	49,194	53.8%
	114	5,072,070	$91,502	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
Based on leases of our properties in effect as of December 31, 2017, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our contractual rental revenue as of December 31, 2017:

Location	Total Number of Leases	Gross Leased Area (Sq Ft)	2017 Contractual Rental Revenue (in thousands)(1)	Percentage of 2017 Contractual Rental Revenue
Atlanta-Sandy Springs-Roswell, Georgia	15	977,912	$11,062	12.1%
Oklahoma City, Oklahoma	11	398,543	8,950	10.0%
	26	1,376,455	$20,012	22.1%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

Environmental Matters
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability, for third-party bodily injury and property damage claims.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC available at www.cvmissioncriticalreitii.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.
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
In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of shares on a national securities exchange. In the event that a liquidity event does not occur on or before the seventh anniversary of the completion or termination of our primary offering, then a majority of our board and a majority of the independent directors must either (a) adopt a resolution that sets forth a proposed amendment to the charter extending or eliminating this deadline, or the Extension Amendment, declaring that the Extension Amendment is advisable and directing that the proposed Extension Amendment be submitted for consideration at either an annual or special meeting of our stockholders, or (b) adopt a resolution that declares that a proposed liquidation of the company is advisable on substantially the terms and conditions set forth in, or referred to, in the resolution, or the Plan of Liquidation, and directing that the proposed Plan of Liquidation be submitted for consideration at either an annual or special meeting of our stockholders. If our board seeks the Extension Amendment as described above and the stockholders do not approve such amendment, then our board shall seek the Plan of Liquidation as described above. If the stockholders do not then approve the Plan of Liquidation, the company will continue its business. If our board seeks the Plan of Liquidation as described above and the stockholders do not approve the Plan of Liquidation, then our board will seek the Extension Amendment as described above. If the stockholders do not then approve the Extension Amendment, the company will continue its business. In the event that listing on a national stock exchange occurs on or before the seventh anniversary of the completion or termination of the primary offering of our initial public offering, the company will continue perpetually unless dissolved pursuant to any applicable provision of the Maryland General Corporation Law.
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
The offering prices per Class A share, Class I share, Class T share and Class T2 share are based on our Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock as of June 30, 2017, as determined by our board of directors on September 28, 2017, which we refer to collectively as our Estimated Per Share NAV, and any applicable per share upfront selling commissions and dealer manager fees.
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
The purchase prices you pay for shares of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock are based on the Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock at a given point in time, and any applicable per share upfront selling commissions and dealer manager fees. Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you pay may be higher than the value of our assets per share of common stock at the time of your purchase.
The per share price for Class A shares, Class I shares, Class T shares and Class T2 shares in our primary offering and pursuant to our DRIP are based on our most recent Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock as of June 30, 2017, and applicable upfront commissions and fees. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with our advisor and Stanger. Stanger prepared an appraisal report summarizing key information and assumptions and providing a value on 49 of our 62 properties in our portfolio as of June 30, 2017. In addition, Stanger relied upon the appraisal reports prepared by third parties other than Stanger on 11 properties acquired in the six months preceding June 30, 2017 and the book value of two properties, which were under development as of June 30, 2017. Stanger also prepared a net asset value report, which estimates the per share NAV of each of our Class A, Class I and Class T common stock as of June 30, 2017. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2017, and was performed in accordance with the valuation guidelines established by the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our per share NAV for each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock will be prepared at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent Estimated Per Share NAV was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed on September 28, 2017 regarding the Estimated Per Share NAV, we do not intend to release individual property value estimates or any of the data supporting the Estimated Per Share NAV.
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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions paid (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of December 31, 2017, we owned 53 real estate investments, located in 37 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, of which two MSAs accounted for 10.0% or more of our contractual rental revenue for the year ended December 31, 2017. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Oklahoma City, Oklahoma MSA accounted for 12.1% and 10.0%, respectively, of our contractual rental revenue for the year ended December 31, 2017. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
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
Our charter permits our board of directors to issue up to 500,000,000 shares of common stock, of which 175,000,000 are designated as Class A shares, 75,000,000 are designated as Class I shares, 175,000,000 are designated as Class T shares, and 75,000,000 are designated as Class T2 shares, and 100,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Existing stockholders and potential investors in our Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 175,000,000 shares are designated as Class A shares, 75,000,000 shares are designated as Class I shares, 175,000,000 shares are designated as Class T shares and 75,000,000 shares are designated as Class T2 shares. Other than the differing fees with respect to each class and the payment of a distribution and servicing fee out of cash otherwise distributable to Class T stockholders and Class T2 stockholders, Class A shares, Class I shares, Class T shares and Class T2 shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the four classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow and we granted 3,000 restricted shares of Class A common stock to each of our independent directors when they were re-elected to the board of directors. We will also grant 3,000 shares of Class A common stock in connection with such independent director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in our Offering likely will suffer dilution of their equity investment in us, if we:

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
As of December 31, 2017, approximately 15.4% of our tenants had an investment grade credit rating from a major ratings agency, 19.9% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and

64.7% of our tenants are not rated.  Approximately 18.1% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 53.8% of our contractual rental revenue for the year ended December 31, 2017.

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
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost shares subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.

  There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program.  The multiple lawsuits are moving through the judicial process.  Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the HealthCare Reform and therefore the payments should not be made. At this time, the case is pending. If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for its program and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
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
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S (collectively, the “Healthcare Reform Act”). The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. However, on December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act repeals the individual mandate beginning in 2019. At this time, the effects of healthcare reform and its impact on our properties are not yet known, but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders. See the risk factor entitled "Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us" above for information on legislation surrounding healthcare reform.
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
The domestic and international commercial real estate debt markets are subject to volatility resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which results in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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
As of December 31, 2017, we had $568.1 million of fixed interest rate principal debt outstanding, of which $347.7 million was fixed through interest rate swaps, and $120.0 million of variable rate principal debt outstanding. As of December 31, 2017, our weighted average interest rate was 4.19%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
If our leases are not considered as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge you to consult with your own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a higher maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
If a stockholder fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil penalties (and criminal penalties, if the failure is willful).
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

•
whether the stockholder's investment will impair the liquidity needs to satisfy minimum and other distribution requirements of the Benefit Plan or IRA and tax withholding requirements that may be applicable;

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
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. Therefore, certain requirements and exemptions will not take effect until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the fiduciary rule in its entirety, including the expanded definition of "investment advice fiduciary" and the associated exemptions. Accordingly, the final regulation does not apply in the Fifth Circuit, which includes Texas, Louisiana and Mississippi. It is unclear what impact this ruling will have on the final regulation - the U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
The final regulation and the accompanying exemptions are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulation on purchasing and holding shares of common stock in the Company. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
If stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders establish a plan or account through which to invest in our common stock, federal law may require stockholders to withdraw required minimum distributions from such plan in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which the stockholder initially purchased his or her shares of our common stock. If a stockholder fails to withdraw required minimum distributions from his or her plan or account, the stockholder may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of The U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.
As of December 31, 2017, we owned a portfolio of 53 real estate investments, consisting of 70 properties, located in 37 MSAs and one µSA, comprising of approximately 5,190,000 rentable square feet of commercial space. As of December 31, 2017, 40 of our real estate investments were single-tenant commercial properties and 13 of our real estate investments were multi-tenant commercial properties. As of December 31, 2017, 97.7% of our rentable square feet was leased, with a weighted average remaining lease term of 10.34 years.
Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2017:

Real Estate Investments	MSA/µSA	Segment	Number of Properties	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances, $ (in thousands) (8)
Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	07/31/2014	1993	N/A	100%	13,645	(1)
Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	1	10/29/2014	2001	N/A	100%	14,868	(1)
Winston-Salem, NC IMF	Winston-Salem, NC	Healthcare	1	12/17/2014	2004	N/A	100%	22,200	(1)
New England Sinai Medical Center(2)	Boston-Cambridge- Newton, MA-NH	Healthcare	1	12/23/2014	1967/1973	1997	100%	180,744	(1)
Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/31/2014	2014	N/A	100%	83,464	(1)
Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/31/2014	2014	N/A	87.31%	7,219	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	1	01/27/2015	2009	N/A	100%	7,560	—
Heartland Rehabilitation Hospital	Kansas City, MO-KS	Healthcare	1	02/17/2015	2014	N/A	100%	54,568	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	1	04/01/2015	2000	2014	100%	43,724	(1)
Clarion IMF	Pittsburgh, PA	Healthcare	1	06/01/2015	2012	N/A	100%	33,000	(1)
Post Acute Webster Rehabilitation Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	06/05/2015	2015	N/A	100%	53,514	(1)
Eagan Data Center	St. Cloud, MN	Data Center	1	06/29/2015	1998	2015	100%	87,402	(1)
Houston Surgical Hospital and LTACH	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	06/30/2015	1950	2005/2008	100%	102,369	(1)
Kentucky Maine Ohio IMF Portfolio	(3)	Healthcare	5	07/22/2015	(3)	(3)	100%	293,628	(1)
Reading Surgical Hospital	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	1	07/24/2015	2007	N/A	100%	33,217	(1)
Post Acute Warm Springs Specialty Hospital of Luling	Austin-Round Rock, TX	Healthcare	1	07/30/2015	2002	N/A	100%	40,901	(1)
Minnetonka Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	1	08/28/2015	1985	N/A	100%	135,240	(1)
Nebraska Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	1	10/14/2015	2014	N/A	100%	40,402	(1)
Heritage Park Portfolio	Sherman-Denison, TX	Healthcare	2	11/20/2015	(4)	(4)	100%	65,631	(1)
Baylor Surgery Center at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	1	12/23/2015	1998	2007/2015	100%	36,800	(1)
HPI Portfolio	Oklahoma City, OK	Healthcare	9	(5)	(5)	(5)	100%	335,686	47,500 (5)
Waco Data Center	Waco, TX	Data Center	1	12/30/2015	1956	2009	100%	43,596	(1)
Alpharetta Data Center III	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	02/02/2016	1999	N/A	100%	77,322	—
Flint Data Center	Flint, MI	Data Center	1	02/02/2016	1987	N/A	100%	32,500	(1)
Vibra Rehabilitation Hospital	Riverside-San Bernardino-Ontario, CA	Healthcare	1	03/01/2016	(6)	N/A	—%	—	—
Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	1	03/31/2016	2015	N/A	100%	71,726	(1)
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas-Henderson-Paradise, NV	Healthcare	1	06/24/2016	2017	N/A	100%	56,220	—
Somerset Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	1	06/29/2016	1973	2006	100%	36,118	(1)
Integris Lakeside Women's Hospital	Oklahoma City, OK	Healthcare	1	06/30/2016	1997	2008	100%	62,857	(1)
AT&T Hawthorne Data Center	Los Angeles-Long Beach-Anaheim, CA	Data Center	1	09/27/2016	1963	1983/2001	100%	288,000	39,749
McLean Data Center Portfolio	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	2	10/17/2016	(7)	(7)	97.31%	127,796	51,000
Select Medical Rehabilitation Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	1	11/01/2016	1995	N/A	100%	89,139	31,790
Andover Data Center II	Boston-Cambridge-Newton, MA-NH	Data Center	1	11/08/2016	2000	N/A	100%	153,000	(1)

Real Estate Investments	MSA/µSA	Segment	Number of Properties	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances, $ (in thousands) (8)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	Healthcare	1	12/07/2016	2008	N/A	92.68%	98,992	30,450
Corpus Christi Surgery Center	Corpus Christi, TX	Healthcare	1	12/22/2016	1992	N/A	100%	25,102	—
Chicago Data Center II	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	12/28/2016	1987	2016	100%	115,352	(1)
Blythewood Data Center	Columbia, SC	Data Center	1	12/29/2016	1983	N/A	100%	64,637	(1)
Tempe Data Center	Phoenix-Mesa-Scottsdale, AZ	Data Center	1	01/26/2017	1977	1983/2008/2011	100%	44,244	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	Healthcare	1	03/30/2017	2002	N/A	100%	24,722	(1)
Norwalk Data Center	Bridgeport-Stamford-Norwalk, CT	Data Center	1	03/30/2017	2013	N/A	100%	167,691	34,200
Texas Rehabilitation Hospital Portfolio	(9)	Healthcare	4	(9)	(9)	(9)	100%	214,468	50,400
Charlotte Data Center II	Charlotte-Concord-Gastonia, NC-SC	Data Center	1	05/15/2017	1989	2016	100%	52,924	(1)
250 Williams Atlanta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	06/15/2017	1989	2007	90.45%	900,590	116,200
Sunnyvale Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	1	06/28/2017	1992	1998	100%	76,573	(1)
Cincinnati Data Center	Cincinnati, OH-KY-IN	Data Center	1	06/30/2017	1985	2001	100%	69,826	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	Healthcare	1	08/25/2017	2005	N/A	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	Healthcare	1	09/20/2017	2007	N/A	100%	19,184	(1)
King of Prussia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	1	09/28/2017	1960	1997	100%	50,000	12,503
Tempe Data Center II	Phoenix-Mesa-Scottsdale, AZ	Data Center	1	09/29/2017	1998	N/A	100%	58,560	(1)
Houston Data Center	Houston-The Woodlands-Sugar Land, TX	Data Center	1	11/16/2017	2013	N/A	100%	103,200	48,607
Saginaw Healthcare Facility	Saginaw, MI	Healthcare	1	12/21/2017	2002	N/A	100%	87,843	(1)
Elgin Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	12/22/2017	2000	N/A	84.45%	55,523	5,736
Oklahoma City Data Center	Oklahoma City, OK	Data Center	1	12/27/2017	2008/2016	N/A	100%	92,456	—
			70					5,072,070	$468,135

(1)
Property collateralized under the KeyBank Credit Facility. As of December 31, 2017, 48 commercial real estate properties were collateralized under the KeyBank Credit Facility and we had an outstanding principal balance of $220,000,000.

(2)	The New England Sinai Medical Center consists of two buildings.

(3)	The Kentucky Maine Ohio IMF Portfolio consists of the following five properties:

Property Description	MSA/µSA	Year Constructed	Year Renovated
KMO IMF - Cincinnati I	Cincinnati, OH-KY-IN	1959	1970 & 2013
KMO IMF - Cincinnati II	Cincinnati, OH-KY-IN	2014	N/A
KMO IMF - Florence	Cincinnati, OH-KY-IN	2014	N/A
KMO IMF - Augusta	Augusta-Waterville, ME (µSA)	2010	N/A
KMO IMF - Oakland	Augusta-Waterville, ME (µSA)	2003	N/A

(4)	The Heritage Park Portfolio consists of the following two properties:

Property Description	Year Constructed	Year Renovated
Heritage Park - Sherman I	2005	2010
Heritage Park - Sherman II	2005	N/A

(5)	The HPI Portfolio consists of the following nine properties:

Property Description	Date Acquired	Year Constructed	Year Renovated	Encumbrances (in thousands)
HPI - Oklahoma City I	12/29/2015	1985	1998 & 2003	22,500
HPI - Oklahoma City II	12/29/2015	1994	1999	(1)
HPI - Edmond	01/20/2016	2002	N/A	(1)
HPI - Oklahoma City III	01/27/2016	2007	N/A	(1)
HPI - Oklahoma City IV	01/27/2016	2006	N/A	(1)
HPI - Newcastle	02/03/2016	1995	1999	(1)
HPI - Oklahoma City V	02/11/2016	2008	N/A	(1)
HPI - Oklahoma City VI	03/07/2016	2007	N/A	(1)
HPI - Oklahoma City VII	06/22/2016	2016	N/A	25,000

(6)	As of December 31, 2017, the Vibra Rehabilitation Hospital was under construction.

(7)	The McLean Data Center Portfolio consists of the following two properties:

Property Description	Year Constructed	Year Renovated
McLean I	1966	1998
McLean II	1991	1998

(8)	Represents the initial loan amount for each property.

(9)	The Texas Rehabilitation Hospital Portfolio consists of the following four properties:

Property Description	MSA/µSA	Date Acquired	Year Constructed	Year Renovated
Texas Rehab - Austin	Austin-Round Rock, TX	03/31/2017	2012	N/A
Texas Rehab - Allen	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	N/A
Texas Rehab - Beaumont	Beaumont-Port Arthur, TX	03/31/2017	1991	N/A
Texas Rehab - San Antonio	San Antonio-New Braunfels, TX	06/29/2017	1985/1992	N/A
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.

Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2017, the weighted average remaining lease term of our properties was 10.34 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) for an average of $1,073,000 per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2017 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2018	6	27,323	$406	0.34%
2019	8	113,141	1,773	1.49%
2020	5	35,707	840	0.70%
2021	1	220,599	4,097	3.44%
2022	7	326,385	6,334	5.31%
2023	8	206,455	4,287	3.60%
2024	8	298,351	7,120	5.97%
2025	6	269,738	5,083	4.27%
2026	12	538,168	11,148	9.35%
2027	—	—	—	—%
Thereafter	53	3,036,203	78,088	65.53%
	114	5,072,070	$119,176	100.00%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2017.
Indebtedness
For a discussion of our indebtedness, see Note 8—"Notes Payable" and Note 9—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 16, 2018, we had approximately 127.5 million shares of common stock outstanding, held by a total of 27,031 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our register and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. As of December 31, 2017, we offered Class A shares, Class I shares and Class T shares of common stock, in any combination, with a dollar value up to the maximum primary offering amount. Through September 30, 2017, the offering price for the shares in the primary offering was $10.078 per Class A share, $9.162 per Class I share and $9.649 per Class T share, and the offering price for shares sold pursuant to our DRIP was $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share. Commencing on October 1, 2017, the offering price for the shares in the primary offering was $10.200 per Class A share, $9.273 per Class I share and $9.766 per Class T share, and the offering price for shares sold pursuant to our DRIP Offering was $9.18 per Class A share, $9.18 per Class I share and $9.18 per Class T share, which is equal to the most recent estimated per share net asset value of each of our Class A common stock, Class I common stock and Class T common stock, as determined by our board of directors on September 28, 2017, or the Estimated Per Share NAV. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $9.18 as of December 31, 2017.
The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on September 28, 2017. The Estimated Per Share NAV of each of our Class A, Class I and Class T common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2017.

The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on September 28, 2017.
Share Repurchase Program
Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A stockholder must have beneficially held its Class A shares, Class I shares, Class T shares or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program, unless the Class A shares, Class I shares, Class T shares or Class T2 shares, as applicable, are being repurchased in connection with a stockholder’s death, Qualifying Disability, or certain other exigent circumstances.
The Third Amended and Restated Share Repurchase Program became effective on February 20, 2018, the date that Post-Effective Amendment No. 1 to the Follow-On Registration Statement was declared effective by the SEC. The purpose of the Third Amended and Restated Share Repurchase Program was to incorporate Class T2 shares. Pursuant to the Third Amended and Restated Share Repurchase Program, the purchase price for shares repurchased under our share repurchase program is 100.0% of the most recent estimated value of the Class A common stock, Class I common stock, Class T common stock, or Class T2 common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or Qualifying Disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
At any time the repurchase price is determined by any method other than the net asset value of the Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining special distributions, we expect that special distributions will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made monthly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant the repurchase request. Subject to certain limitations described in this Annual Report, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will limit the number of shares repurchased pursuant to our share repurchase program as follows: during any calendar year, we will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. As a result, some or all of a stockholders’ shares may not be repurchased.
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
Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that a stockholder would not have any additional opportunities to have his or her shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. We will notify our stockholders of such developments (1) in a Current Report on Form 8- K, (2) in an annual or quarterly report, or (3) by means of a separate mailing to stockholders. During this Offering, we would also include this information in a prospectus supplement to the registration statement, as then required under federal securities laws.
During the year ended December 31, 2017, we received valid repurchase requests relating to 1,880,820 Class A shares, Class T shares and Class I shares of common stock (1,793,424 Class A shares, 81,939 Class T shares and 5,457 Class I shares), which were redeemed in full for an aggregate of approximately $17,159,000 (an average of $9.12 per share) under our share repurchase program. During the year ended December 31, 2016, we received valid repurchase requests relating to 333,194 Class A shares, which were redeemed in full for an aggregate of approximately $3,114,000 (an average of $9.35 per share) under our share repurchase program. Neither shares of Class T common stock, nor shares of Class I common stock were requested to be, or were repurchased during the year ended December 31, 2016.
During the three months ended December 31, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2017 - 10/31/2017	429,484	$9.18	429,484	$—
11/01/2017 - 11/30/2017	211,438	$9.18	211,438	$—
12/01/2017 - 12/31/2017	273,288	$9.18	273,288	$—
Total	914,210		914,210
During the three months ended December 31, 2017, we repurchased approximately $8,392,000 of Class A shares, Class T shares and Class I shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2017 repurchase date.
Stockholders
As of March 16, 2018, we had approximately 81,988,000 shares of Class A common stock, 8,146,000 shares of Class I common stock, 37,365,000 shares of Class T common stock and no shares of Class T2 common stock outstanding held by 27,031 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended

December 31, 2017, we paid aggregate distributions of $61.3 million to Class A, Class I and Class T stockholders ($29.0 million in cash and $32.3 million reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2016, we paid aggregate distributions of $40.6 million to Class A and Class T stockholders ($17.7 million in cash and $22.9 million reinvested in shares of our common stock pursuant to the DRIP).
Use of Public Offering Proceeds
We commenced our Initial Offering, consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our DRIP on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017. On October 13, 2017, we registered 10,893,246 shares of common stock under the DRIP pursuant to the DRIP Registration Statement for a price per share of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock. On December 6, 2017, we filed a post-effective amendment to our DRIP Registration Statement to register 10,893,246 shares of Class A common stock, Class I common stock, Class T common stock and Class T2 common stock at $9.18 per share. On November 27, 2017, our follow-on offering of up to $1,000,000,000 in shares of common stock was declared effective by the SEC. Shares of common stock in our Offering are being publicly offered on a "best efforts" basis. During the year ended December 31, 2017, we were offering three classes of shares of common stock, Class A shares, Class I shares and Class T shares, in any combination with a dollar value up to the maximum offering amount. Through September 30, 2017, the offering price for the shares in the primary offering was $10.078 per Class A share, $9.162 per Class I share and $9.649 per Class T share and the purchase price for shares in our DRIP was $9.07 per Class A share, $9.07 per Class I share and $9.07 per Class T share. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share and $9.766 per Class T share and revised DRIP offering prices of $9.18 per Class A share, $9.18 per Class I share and $9.18 per Class T share, effective October 1, 2017.
As of December 31, 2017, we had issued approximately 126.6 million shares of our Class A, Class I and Class T common stock in our Offerings for gross proceeds of approximately $1,237.6 million, of which we paid $91.9 million in selling commissions and dealer manager fees, approximately $23.4 million in organization and offering costs and approximately $32.8 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.6 billion in real estate investments as of December 31, 2017. In addition, we invested $42.0 million in expenditures for capital improvements related to certain real estate investments.
As of December 31, 2017, approximately $0.2 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offerings, excluding distribution and servicing fees.

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
The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except share and per share data):

	As of and for the Year Ended December 31,				As of and for the Period from January 11, 2013 (Date of Inception) to December 31,
Selected Financial Data	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate, net	$1,505,405	$897,000	$410,514	$82,615	$—
Cash and cash equivalents	$74,803	$50,446	$31,262	$3,894	$200
Acquired intangible assets, net	$150,554	$98,053	$54,633	$6,442	$—
Total assets	$1,777,944	$1,070,038	$506,627	$97,866	$200
Notes payable, net	$463,742	$151,045	$—	$—	$—
Credit facility, net	$219,399	$219,124	$89,897	$37,500	$—
Total liabilities	$787,393	$401,610	$106,291	$40,761	$—
Total equity	$990,551	$668,428	$400,336	$57,105	$200
Operating Data:
Total revenue	$125,095	$56,431	$21,286	$337	$—
Rental and parking expenses	$26,096	$8,164	$2,836	$51	$—
Acquisition related expenses	$—	$5,339	$10,250	$1,820	$—
Depreciation and amortization	$41,133	$19,211	$7,053	$185	$—
Income (loss) from operations	$43,834	$15,687	$(2,881)	$(2,142)	$—
Net income (loss) attributable to common stockholders	$21,279	$11,297	$(4,767)	$(2,294)	$—
Funds from operations attributable to common stockholders (1)	$62,412	$30,508	$2,286	$(2,109)	$—
Modified funds from operations attributable to common stockholders (1)	$49,941	$28,940	$10,015	$(296)	$—
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.21	$0.17	$(0.17)	$(1.86)	$—
Diluted	$0.21	$0.17	$(0.17)	$(1.86)	$—
Distributions declared for common stock	$63,488	$42,336	$18,245	$755	$—
Distributions declared per common share	$0.62	$0.63	$0.64	$0.61	$—
Weighted average number of common shares outstanding:
Basic	101,714,148	66,991,294	28,658,495	1,233,715	—
Diluted	101,731,944	67,007,124	28,658,495	1,233,715	—
Cash Flow Data:
Net cash provided by (used in) operating activities	$51,827	$24,975	$3,290	$(1,705)	$—
Net cash used in investing activities	$(636,693)	$(543,547)	$(375,528)	$(92,513)	$—
Net cash provided by financing activities	$613,704	$542,292	$398,811	$97,712	$200

(1)
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our funds from operations and modified funds from operations and for a reconciliation on these non-GAAP financial measures to net income (loss) attributable to common stockholders.
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
We commenced our initial public offering of $2,350,000,000 of shares of our common stock, or our Initial Offering, consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our distribution reinvestment plan, or DRIP, on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017. At the completion of our Initial Offering, we had accepted investors subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to our DRIP resulting in gross proceeds of $1,223,803,000, before selling commissions and dealer manager fees of approximately $91,503,000.
On November 27, 2017, our follow-on offering, or our Offering, of up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock pursuant to a registration statement on Form S-11, or the Follow-On Registration Statement, was declared effective by the SEC.
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an Estimated Per Share NAV of $9.18 as of June 30, 2017 of each of our Class A common stock, Class I common stock and Class T common stock for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share, and $9.766 per Class T share, effective October 1, 2017. Further, our board of directors approved $9.18 as the per share purchase price of Class A shares, Class I shares and Class T shares pursuant to the DRIP, effective October 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
On October 13, 2017, we registered 10,893,246 shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Registration Statement, for a price per share of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The DRIP Registration Statement was automatically effective with the SEC upon filing and we commenced offering shares of common stock pursuant to the DRIP Registration Statement on December 1, 2017. On December 6, 2017, we filed a post-effective amendment to our DRIP Registration Statement to register shares of Class T2 common stock at $9.18 per share.
On June 2, 2017, we filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of our Class A common stock, Class I common stock and Class T common stock as Class T2 common stock. On December 6, 2017, we filed Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 to register Class T2 shares of common stock, which was declared effective by the SEC on February 20, 2018.
We ceased offering shares of Class T common stock in our Offering on March 14, 2018. As of March 15, 2018, we are offering, in any combination with a dollar value up to the maximum offering amount, shares of Class A common stock at a price of $10.200 per share, shares of Class I common stock at a price of $9.273 per share, and shares of Class T2 common stock at a price of $9.714 per share. The offering prices are based on the most recent estimated per share net asset value, or Estimated Per Share NAV, of $9.18 of each of our Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees. We refer to the "Offering", "Initial Offering" and "DRIP Offering" collectively as the "Offerings".
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Initial Offering. The Dealer Manager has received, and will continue to receive, fees for services related to our Initial Offering and Offering.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2017, we had purchased 53 real estate investments, consisting of 70 properties, comprising approximately 5,190,000 of gross rental square feet for an aggregate purchase price of approximately $1,611,055,000.
Critical Accounting Policies
Our critical accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies," or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of such assets through their undiscounted future cash flows and eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment indicators have been identified and no impairment losses were recorded during the year ended December 31, 2017.
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

Purchase Price Allocation
Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. No allowances for uncollectible tenant receivables were recorded as of December 31, 2017, 2016 and 2015.

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
Real Estate Investments in 2017 and Subsequent

•
During the year ended December 31, 2017, we, through our wholly-owned subsidiaries, acquired 16 real estate investments, consisting of 19 properties, for an aggregate purchase price of $610,923,000 and comprising approximately 2,149,000 gross rental square feet of commercial space.

•
Subsequent to December 31, 2017 and through March 16, 2018, we, through our wholly-owned subsidiaries, acquired two real estate properties for an aggregate purchase price of $50,960,000 and comprising approximately 133,000 gross rental square feet of commercial space.

For a further discussion of our 2017 acquisitions, see Note 3—"Real Estate Investments" and for a further discussion on acquisitions in 2018, see Note 21—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2017, our properties were 97.7% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Number of commercial operating real estate properties(1)	69	49	28
Leased rentable square feet	5,072,000	2,972,000	1,519,000
Weighted average percentage of rentable square feet leased	97.7%	99.6%	99.7%

(1)	As of December 31, 2017, we owned 70 real estate properties, one of which was under construction. As of December 31, 2016, we owned 51 real estate properties, two of which were under construction.

The following table summarizes our real estate activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016		2015
Commercial operating real estate properties acquired	19	21	(1)	22
Commercial real estate properties placed into service	1	—		—
Approximate aggregate purchase price of acquired real estate properties	$610,923,000	$523,082,000	(1)	$374,164,000
Approximate aggregate cost of properties placed into service	$3,252,000	$—		$—
Leased rentable square feet	2,100,000	1,443,000		1,207,000

(1)	During the year ended December 31, 2016, we acquired 23 real estate properties, two of which were under construction. The properties under construction were purchased for $13,601,000.
The following discussion is based on our consolidated financial statements for the years December 31, 2017, 2016 and 2015.
This section describes and compares our results of operations for the years ended December 31, 2017, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income (loss).
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change

Same store rental and parking revenue	$37,488	$37,445	$43
Non-same store rental and parking revenue	68,422	12,251	56,171
Same store tenant reimbursement revenue	5,599	5,149	450
Non-same store tenant reimbursement revenue	13,448	1,583	11,865
Other operating income	138	3	135
Total revenue	$125,095	$56,431	$68,664

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 2.10% at our same store properties, which was offset entirely by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 40 operating properties and placing in service one development property since January 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax and common area maintenance reimbursements at certain same store properties.

•	Other operating income increased primarily due to miscellaneous fee income earned at one property.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change

Same store rental and parking expenses	$6,719	$6,175	$544
Non-same store rental and parking expenses	19,377	1,989	17,388
General and administrative expenses	4,069	3,105	964
Acquisition related expenses	—	5,339	(5,339)
Asset management fees	9,963	4,925	5,038
Depreciation and amortization	41,133	19,211	21,922
Total expenses	$81,261	$40,744	$40,517

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes and other operating expenses at certain same store properties.

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 40 operating properties and placing in service one development property since January 1, 2016.

•	General and administrative expenses increased due to an increase in professional fees, personnel and reporting costs in connection with our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate properties determined to be business combinations due to the adoption of ASU 2017-01, Business Combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the year ended December 31, 2017, we did not acquire any real estate properties determined to be business combinations as compared to 12 real estate properties determined to be business combinations for an aggregate purchase price of $207.4 million during the year ended December 31, 2016.

•	Asset management fees increased due to an increase in the weighted average of our investments.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change
Interest expense, net:
Interest on notes payable	$(14,092)	$(466)	$(13,626)
Interest on secured credit facility	(8,183)	(3,504)	(4,679)
Amortization of deferred financing costs	(2,612)	(1,061)	(1,551)
Cash deposits interest	195	117	78
Capitalized interest	2,137	524	1,613
Total interest expense, net	(22,555)	(4,390)	(18,165)

•
Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $468.1 million as of December 31, 2017, as compared to $153.0 million as of December 31, 2016.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $39.5 million for the year ended December 31, 2017, as compared to $11.2 million during the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change

Same store rental and parking revenue	$7,533	$7,530	$3
Non-same store rental and parking revenue	42,158	11,453	30,705
Same store tenant reimbursement revenue	312	312	—
Non-same store tenant reimbursement revenue	6,420	1,974	4,446
Other operating income	8	17	(9)
Total revenue	$56,431	$21,286	$35,145

•	In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 1.97% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental and parking revenue, and tenant reimbursement revenue increased $30.7 million due to the acquisition of 43 operating properties since January 1, 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change

Same store rental expenses	$473	$492	$(19)
Non-same store rental and parking expenses	7,691	2,344	5,347
General and administrative expenses	3,105	2,133	972
Acquisition related expenses	5,339	10,250	(4,911)
Asset management fees	4,925	1,895	3,030
Depreciation and amortization	19,211	7,053	12,158
Total expenses	$40,744	$24,167	$16,577

•	Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 43 operating properties since January 1, 2015.

•
General and administrative expenses increased primarily due to an increase in professional and legal fees, an increase in personnel costs and an increase in other administrative costs, in connection with our Company's growth.

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

•	Asset management fees increased due to an increase in the weighted average of our investments.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change
Interest expense, net:
Interest on notes payable	$(466)	$—	$(466)
Interest on secured credit facility	(3,504)	(1,231)	(2,273)
Amortization of deferred financing costs	(1,061)	(721)	(340)
Cash deposits interest	117	66	51
Capitalized interest	524	—	524
Total interest expense, net	$(4,390)	$(1,886)	$(2,504)

•	Interest on notes payable increased due to an increase in the outstanding principal balance on notes payable to $153.0 million as of December 31, 2016, as compared to $0 as of December 31, 2015.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $11.2 million for the year ended December 31, 2016, as compared to having no development properties during the year ended December 31, 2015.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds from the Initial Offering and the Offering as of the date of the reimbursement. Other offering costs associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately 2.0% of the gross offering proceeds. We expect that other offering costs associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.5% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $17,669,000 as of December 31, 2017. As of December 31, 2017, we reimbursed our Advisor or its affiliates approximately $17,049,000 in other offering costs. In addition, we paid our Advisor or its affiliates $453,000 in other offering costs related to subscription agreements. As of December 31, 2017, we accrued approximately $167,000 of other offering costs to our Advisor and its affiliates. As of December 31, 2017, we incurred approximately $91,898,000 in selling commissions and dealer manager fees and $15,830,000 in distribution and servicing fees to our Dealer Manager. As of December 31, 2017, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $23,357,000.
When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 10—"Related-Party Transactions and Arrangements" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2016, our cash flows provided by operations of approximately $25.0 million was a shortfall of approximately $15.6 million, or 38.4%, of our distributions (total distributions were approximately $40.6 million, of which $17.7 million was cash and $22.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our Initial Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on investment than a stockholder may expect.
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
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Character of Class A Distributions:	2017	2016	2015
Ordinary dividends	36.49%	34.23%	33.81%
Nontaxable distributions	63.51%	65.77%	66.19%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2017	2016	2015
Ordinary dividends	36.49%	—%	—%
Nontaxable distributions	63.51%	—%	—%
Total	100.00%	—%	—%

	Year Ended December 31,
Character of Class T Distributions:	2017	2016	2015
Ordinary dividends	25.93%	23.07%	—%
Nontaxable distributions	74.07%	76.93%	—%
Total	100.00%	100.00%	—%
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
Repurchases of shares of the Company’s common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2017, we received valid repurchase requests related to approximately 1,880,820 Class A shares, Class T shares and Class I shares of common stock (1,793,424 Class A shares, 81,939 Class T shares and 5,457 Class I shares), all of which were repurchased in full for an aggregate purchase price of approximately $17,159,000 (an average of $9.12 per share).

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
Capital Expenditures
We will require approximately $21.6 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2017, we had $9.1 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2017, we had approximately $74.8 million in cash and cash equivalents. For the year ended December 31, 2017, we had capital expenditures of $32.5 million that primarily related to two healthcare real estate investments.
Credit Facility
As of December 31, 2017, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension period.
The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $550,000,000, subject to certain conditions. See Note 9—"Credit Facility" to the consolidated financial statements that are part of this Annual Report on Form 10-K.
The annual interest rate payable under the secured credit facility is, at our Operating Partnership’s option, either: (a) the London Interbank Offered Rate, or the LIBOR, plus an applicable margin ranging from 2.00% to 2.65%, which is determined based on the overall leverage of our Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to 1.65% which is determined based on the overall leverage of our Operating Partnership. In addition to interest, our Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2017, the weighted average interest rate was 3.71%.
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
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our Operating Partnership and its subsidiaries that own properties that serve as collateral for our secured credit facility, limitations on the nature of our Operating Partnership's business, and limitations on distributions by us, our Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on our Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. In addition, the secured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2017.
As of December 31, 2017, we had a total pool availability under the secured credit facility of $397,842,000 and an aggregate outstanding principal balance of $220,000,000. As of December 31, 2017, $177,842,000 remained available to be drawn on the secured credit facility.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed the greater of 50.0% of the combined cost or fair market value of our real estate and real estate-related investments following completion of our Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our borrowings were 39.4% of the fair market value of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2017, our leverage did not exceed 300.0% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 8—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Cash Flows
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$51,827	$24,975	$26,852
Net cash used in investing activities	$636,693	$543,547	$93,146
Net cash provided by financing activities	$613,704	$542,292	$71,412
Operating Activities

•	Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses.
Investing Activities

•	Net cash used in investing activities increased primarily due to an increase in investments in real estate of $68.9 million and an increase in capital expenditures of $24.2 million.
Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $156.5 million, an increase in proceeds from issuance of common stock of $71.2 million and a decrease in payment of deferred financing costs of $0.5 million, offset by an increase in payments on the secured credit facility of $130.0 million, an increase in repurchases of our common stock of $14.0 million, an increase in distributions to our stockholders of $11.3 million and an increase in offering costs related to the issuance of common stock of $1.5 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$24,975	$3,290	$21,685
Net cash used in investing activities	$543,547	$375,528	$168,019
Net cash provided by financing activities	$542,292	$398,811	$143,481
Operating Activities

•	Net cash provided by operating activities increased primarily due the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities increased primarily due to an increase in investments in real estate of $161.3 million and an increase in capital expenditures of $7.0 million, offset by a decrease in real estate deposits, net, of $0.2 million.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $153.0 million, a net increase in proceeds from the secured credit facility of $77.5 million and a decrease in offering costs related to the issuance of common stock of $16.0 million, offset by a decrease in proceeds from the issuance of common stock of $86.6 million, an increase in distributions to our stockholders of $11.3 million, an increase in repurchases of our common stock of $2.8 million and an increase in deferred financing costs of $2.4 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
We have funded distributions with operating cash flows from our properties, proceeds raised in our Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 31,
	2017		2016
Distributions paid in cash - common stockholders	$28,994		$17,659
Distributions reinvested	32,264		22,889
Total distributions	$61,258		$40,548
Source of distributions:
Cash flows provided by operations (1)	$28,994	47%	$17,659	44%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	32,264	53%	22,889	56%
Total sources	$61,258	100%	$40,548	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of December 31, 2017 were approximately $6.6 million for common stockholders. These distributions were paid on January 2, 2018.
For the year ended December 31, 2017, we declared and paid distributions of approximately $61.3 million to Class A stockholders, Class I stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the year ended December 31, 2017 of approximately $62.4 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2017, see Note 21—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 18—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2017, we had $468.1 million in notes payable outstanding principal and $220.0 million outstanding principal under the secured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and the secured credit facility.
In addition, during the year ended December 31, 2017, we entered into eight derivative instruments for the purpose of managing or hedging our interest rate risk. As of December 31, 2017, the aggregate notional amount under our derivative instruments was $347.7 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2017, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2017, we had approximately $688.1 million of principal debt outstanding, of which $468.1 million related to notes payable and $220.0 million related to the secured credit facility. See Note 8—"Notes Payable" and Note 9—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2017 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$99	$1,901	$77,312	$141,124	$220,436
Interest payments—fixed rate debt	9,530	19,047	15,591	22,469	66,637
Principal payments—variable rate debt fixed through interest rate swap (1)	314	104,606	242,779	—	347,699
Interest payments—variable rate debt fixed through interest rate swap (2)	15,128	25,713	15,913	—	56,754
Principal payments—variable rate debt	120,000	—	—	—	120,000
Interest payments—variable rate debt (3)	4,445	—	—	—	4,445
Capital expenditures	21,572	—	—	—	21,572
Ground lease payments	545	1,089	1,089	5,206	7,929
Total	$171,633	$152,356	$352,684	$168,799	$845,472

(1)	As of December 31, 2017, we had $347.7 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2017 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of December 31, 2017 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

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
We define FFO, consistent with NAREIT’s definition, as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s guidelines are not applicable to us.
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
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$21,279	$11,297	$(4,767)
Adjustments:
Depreciation and amortization	41,133	19,211	7,053
FFO attributable to common stockholders	$62,412	$30,508	$2,286
Adjustments:
Acquisition related expenses (1)	$—	$5,339	$10,250
Amortization of intangible assets and liabilities (2)	(1,817)	(500)	(72)
Straight-line rents (3)	(10,596)	(6,263)	(2,449)
Ineffectiveness of interest rate swaps	(58)	(144)	—
MFFO attributable to common stockholders	$49,941	$28,940	$10,015
Weighted average common shares outstanding - basic	101,714,148	66,991,294	28,658,495
Weighted average common shares outstanding - diluted	101,731,944	67,007,124	28,658,495
Weighted average common shares outstanding - diluted for FFO	101,731,944	67,007,124	28,669,183
Net income (loss) per common share - basic	$0.21	$0.17	$(0.17)
Net income (loss) per common share - diluted	$0.21	$0.17	$(0.17)
FFO per common share - basic	$0.61	$0.46	$0.08
FFO per common share - diluted	$0.61	$0.46	$0.08

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

The following is a reconciliation of net loss attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net income attributable to common stockholders	$6,408	$5,439	$4,641	$4,791
Adjustments:
Depreciation and amortization	12,646	11,852	9,025	7,610
FFO attributable to common stockholders	$19,054	$17,291	$13,666	$12,401
Adjustments:
Amortization of intangible assets and liabilities (1)	(854)	(616)	(222)	(125)
Straight-line rents (2)	(2,910)	(2,844)	(2,610)	(2,232)
Ineffectiveness of interest rate swaps	(42)	(14)	(10)	8
MFFO attributable to common stockholders	$15,248	$13,817	$10,824	$10,052
Weighted average common shares outstanding - basic	119,651,271	105,388,118	94,910,818	86,482,927
Weighted average common shares outstanding - diluted	119,666,234	105,405,297	94,925,665	86,499,543
Net income per common share - basic	$0.05	$0.05	$0.05	$0.06
Net income per common share - diluted	$0.05	$0.05	$0.05	$0.06
FFO per common share - basic	$0.17	$0.16	$0.14	$0.14
FFO per common share - diluted	$0.17	$0.16	$0.14	$0.14

(1)
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

(2)
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
Subsequent Events
For a discussion of subsequent events, see Note 21—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
The following table summarizes our principal debt outstanding as of December 31, 2017 (amounts in thousands):

December 31, 2017
Notes payable:
Fixed rate notes payable	$220,436
Variable rate notes payable fixed through interest rate swaps	247,699
Variable rate notes payable	—
Total notes payable	468,135
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	120,000
Total secured credit facility	220,000
Total principal debt outstanding (1)	$688,135

(1)	As of December 31, 2017, the weighted average interest rate on our total debt outstanding was 4.19%.
As of December 31, 2017, $120.0 million of the $688.1 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.70% per annum. As of December 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $0.6 million per year.

As of December 31, 2017, we had 13 interest rate swap agreements outstanding, which mature on various dates from December 2020 to November 2022. As of December 31, 2017, the aggregate settlement asset value was $3.8 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of December 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $10.0 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2017 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Annual Report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CARTER VALIDUS MISSION CRITICAL REIT II, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Carter Validus Mission Critical REIT II, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. (and subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.
/s/ KPMG LLP
Tampa, Florida
March 21, 2018
Certified Public Accountants

PART 1. FINANCIAL INFORMATION
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate:
Land	$223,277	$154,385
Buildings and improvements, less accumulated depreciation of $45,789 and $18,521, respectively	1,250,794	722,492
Construction in progress	31,334	20,123
Total real estate, net	1,505,405	897,000
Cash and cash equivalents	74,803	50,446
Acquired intangible assets, less accumulated amortization of $22,162 and $7,995, respectively	150,554	98,053
Other assets, net	47,182	24,539
Total assets	$1,777,944	$1,070,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $4,393 and $1,945, respectively	$463,742	$151,045
Credit facility, net of deferred financing costs of $601 and $876, respectively	219,399	219,124
Accounts payable due to affiliates	15,249	7,384
Accounts payable and other liabilities	27,709	17,184
Intangible lease liabilities, less accumulated amortization of $2,760 and $634, respectively	61,294	6,873
Total liabilities	787,393	401,610
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 126,559,834 and 83,109,025 shares issued, respectively; 124,327,777 and 82,744,288 shares outstanding, respectively	1,243	827
Additional paid-in capital	1,084,905	723,859
Accumulated distributions in excess of earnings	(99,309)	(57,100)
Accumulated other comprehensive income	3,710	840
Total stockholders’ equity	990,549	668,426
Noncontrolling interests	2	2
Total equity	990,551	668,428
Total liabilities and stockholders’ equity	$1,777,944	$1,070,038
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Rental and parking revenue	$106,048	$49,699	$19,000
Tenant reimbursement revenue	19,047	6,732	2,286
Total revenue	125,095	56,431	21,286
Expenses:
Rental and parking expenses	26,096	8,164	2,836
General and administrative expenses	4,069	3,105	2,133
Acquisition related expenses	—	5,339	10,250
Asset management fees	9,963	4,925	1,895
Depreciation and amortization	41,133	19,211	7,053
Total expenses	81,261	40,744	24,167
Income (loss) from operations	43,834	15,687	(2,881)
Interest expense, net	22,555	4,390	1,886
Net income (loss) attributable to common stockholders	$21,279	$11,297	$(4,767)
Other comprehensive income:
Unrealized income on interest rate swaps, net	$2,870	$840	$—
Other comprehensive income attributable to common stockholders	2,870	840	—
Comprehensive income (loss) attributable to common stockholders	$24,149	$12,137	$(4,767)
Weighted average number of common shares outstanding:
Basic	101,714,148	66,991,294	28,658,495
Diluted	101,731,944	67,007,124	28,658,495
Net income (loss) per common share attributable to common stockholders:
Basic	$0.21	$0.17	$(0.17)
Diluted	$0.21	$0.17	$(0.17)
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	7,110,501	$71	$60,081	$(3,049)	$—	$57,103	$2	$57,105
Issuance of common stock	40,361,130	404	401,007	—	—	401,411	—	401,411
Issuance of common stock under the distribution reinvestment plan	1,014,853	10	9,633	—	—	9,643	—	9,643
Vesting of restricted common stock	2,250	—	34	—	—	34	—	34
Commissions on sale of common stock and related dealer manager fees	—	—	(38,163)	—	—	(38,163)	—	(38,163)
Other offering costs	—	—	(6,371)	—	—	(6,371)	—	(6,371)
Repurchase of common stock	(31,543)	—	(311)	—	—	(311)	—	(311)
Distributions declared to common stockholders	—	—	—	(18,245)	—	(18,245)	—	(18,245)
Net loss	—	—	—	(4,767)	—	(4,767)	—	(4,767)
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$—	$400,334	$2	$400,336
Issuance of common stock	32,201,892	321	314,515	—	—	314,836	—	314,836
Issuance of common stock under the distribution reinvestment plan	2,413,899	24	22,865	—	—	22,889	—	22,889
Vesting of restricted common stock	4,500	—	58	—	—	58	—	58
Commissions on sale of common stock and related dealer manager fees	—	—	(24,546)	—	—	(24,546)	—	(24,546)
Distribution and servicing fees	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Other offering costs	—	—	(5,619)	—	—	(5,619)	—	(5,619)
Repurchase of common stock	(333,194)	(3)	(3,111)	—	—	(3,114)	—	(3,114)
Distributions declared to common stockholders	—	—	—	(42,336)	—	(42,336)	—	(42,336)
Other comprehensive income	—	—	—	—	840	840	—	840
Net income	—	—	—	11,297	—	11,297	—	11,297
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	39,920,746	399	385,692	—	—	386,091	—	386,091
Issuance of common stock under the distribution reinvestment plan	3,536,813	35	32,229	—	—	32,264	—	32,264
Vesting of restricted common stock	6,750	—	76	—	—	76	—	76
Commissions on sale of common stock and related dealer manager fees	—	—	(22,713)	—	—	(22,713)	—	(22,713)
Distribution and servicing fees	—	—	(9,617)	—	—	(9,617)	—	(9,617)
Other offering costs	—	—	(7,480)	—	—	(7,480)	—	(7,480)
Repurchase of common stock	(1,880,820)	(18)	(17,141)	—	—	(17,159)	—	(17,159)
Distributions declared to common stockholders	—	—	—	(63,488)	—	(63,488)	—	(63,488)
Other comprehensive income	—	—	—	—	2,870	2,870	—	2,870
Net income	—	—	—	21,279	—	21,279	—	21,279
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$21,279	$11,297	$(4,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,133	19,211	7,053
Amortization of deferred financing costs	2,612	1,061	721
Amortization of above-market leases	309	36	26
Amortization of intangible lease liabilities	(2,126)	(536)	(98)
Straight-line rent	(10,596)	(6,263)	(2,449)
Stock-based compensation	76	58	34
Ineffectiveness of interest rate swaps	(58)	(144)	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	5,385	1,307	4,915
Accounts payable due to affiliates	645	531	389
Other assets	(6,832)	(1,583)	(2,534)
Net cash provided by operating activities	51,827	24,975	3,290
Cash flows from investing activities:
Investment in real estate	(604,372)	(535,447)	(374,164)
Acquisition costs capitalized subsequent	(44)	—	—
Capital expenditures	(32,467)	(8,253)	(1,289)
Real estate deposits, net	190	153	(75)
Net cash used in investing activities	(636,693)	(543,547)	(375,528)
Cash flows from financing activities:
Proceeds from issuance of common stock	386,091	314,836	401,411
Proceeds from notes payable	309,452	152,990	—
Payments on notes payable	(43)	—	—
Proceeds from credit facility	240,000	240,000	92,000
Payments on credit facility	(240,000)	(110,000)	(39,500)
Payments of deferred financing costs	(3,564)	(4,133)	(1,799)
Repurchases of common stock	(17,159)	(3,114)	(311)
Offering costs on issuance of common stock	(32,079)	(30,628)	(46,611)
Distributions to stockholders	(28,994)	(17,659)	(6,379)
Net cash provided by financing activities	613,704	542,292	398,811
Net change in cash, cash equivalents and restricted cash	28,838	23,720	26,573
Cash, cash equivalents and restricted cash - Beginning of year	56,909	33,189	6,616
Cash, cash equivalents and restricted cash - End of year	$85,747	$56,909	$33,189
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,137, $524 and $0, respectively	$20,867	$3,341	$1,055
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$32,264	$22,889	$9,643
Distribution and servicing fees accrued during the period	$7,626	$5,750	$—
Liabilities assumed at acquisition	$6,551	$1,236	$—
Accrued capital expenditures	$2,643	$4,221	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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
The Company commenced the initial public offering of $2,350,000,000 in shares of common stock, or the maximum offering amount, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on a “best efforts” basis, or the Initial Offering, pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the Securities and Exchange Commission, or the SEC, under the Securities Act of 1933, as amended, or the Securities Act, which was declared effective on May 29, 2014. The Company ceased offering shares of common stock pursuant to the Initial Offering on November 24, 2017. At the completion of the Initial Offering, the Company had accepted investors' subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issues pursuant to the DRIP, resulting in gross proceeds of $1,223,803,000.
On November 27, 2017, the Company commenced its follow-on offering of up to $1,000,000,000 in shares of common stock, or the Offering, and collectively with the Initial Offering and the DRIP Offering, the Offerings. Shares of common stock in the Offering are being publicly offered on a "best efforts" basis pursuant to a registration statement on Form S-11, or the Registration Statement, filed with the SEC under the Securities Act.
On October 13, 2017, the Company registered 10,893,246 of shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Registration Statement, for a price of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The DRIP Registration Statement became automatically effective with the SEC upon filing and the Company commenced offering shares of common stock pursuant to the DRIP Registration Statement on December 1, 2017. On December 6, 2017, the Company filed a post-effective amendment to the DRIP Registration Statement to register 10,893,246 shares of Class A common stock, Class I common stock, Class T common stock and Class T2 common stock at $9.18 per share.
On June 2, 2017, the Company filed Articles Supplementary to the Second Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland reclassifying a portion of its Class A shares, Class I shares and Class T shares as Class T2 shares. On December 6, 2017, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 to register Class T2 shares of common stock, which was declared effective by the SEC on November 27, 2017.
As of March 14, 2018, the Company ceased offering shares of Class T common stock in the Offering. Commencing March 15, 2018, the Company was offering, in any combination with a dollar value up to the maximum offering amount, Class A shares of common stock at a price of $10.200 per share, Class I shares of common stock at a price of $9.273 per share, and Class T2 shares of common stock at a price of $9.714 per share. The offering prices are based on the most recent estimated per share net asset value of each of the Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees.
As of December 31, 2017, the Company had issued approximately 126,560,000 shares of Class A, Class I and Class T common stock in the Offerings, resulting in receipt of gross proceeds of approximately $1,237,638,000, before share repurchases of $20,584,000, selling commissions and dealer manager fees of approximately $91,898,000 and other offering costs of approximately $23,357,000.
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

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. The Company expects real estate-related notes receivable originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and securitized notes receivable. As of December 31, 2017, the Company owned 53 real estate investments, consisting of 70 properties.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held in escrow accounts for capital improvements for certain properties as well as cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net in the accompanying consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net in the accompanying consolidated balance sheets. See Note 6—"Other Assets, Net".
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents and restricted cash. This ASU states that transfers between cash, cash equivalents and restricted cash are not part of the Company’s operating, investing and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in a decrease of $2,491,000 in net cash used in investing activities and an increase of $2,040,000 in net cash provided by financing activities for the year ended December 31, 2016 and an increase of $995,000 in net cash used in investing activities for the year ended December 31, 2015 on the consolidated statements of cash flows.

The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
Beginning of year:	2017	2016	2015
Cash and cash equivalents	50,446	31,262	3,694
Restricted cash	6,463	1,927	2,922
Cash, cash equivalents and restricted cash	$56,909	$33,189	$6,616

End of year:
Cash and cash equivalents	74,803	50,446	31,262
Restricted cash	10,944	6,463	1,927
Cash, cash equivalents and restricted cash	$85,747	$56,909	$33,189
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are recorded as a reduction of the related debt on the accompanying consolidated balance sheets.
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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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
Acquisition Fees and Expenses
Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized in real estate, net in the accompanying consolidated balance sheets.
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment loss has been recorded to date.
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
Level 2—Inputs other than quoted prices for similar assets and liabilities in active markets that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, tenant receivables, property escrow deposits, prepaid and other assets, accounts payable and accrued liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.
Notes payable—Variable Rate—The carrying value of variable rate notes payable approximates fair value because the interest rates adjust with current market conditions.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2017, the Company did not have an allowance for uncollectible tenant receivables.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the years ended December 31, 2017 and 2016, diluted earnings per share reflected the effect of 18,000 and 16,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the year ended December 31, 2015, there were 15,750 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period.
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2017 and 2016, the Company operated through two reportable business segments—commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 11—"Segment Reporting" for further discussion on the reportable segments of the Company.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of December 31, 2017, the Company owned real estate investments in 37 MSAs, two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Oklahoma City, Oklahoma MSA accounted for 12.1% and 10.0%, respectively, of contractual rental revenue for the year ended December 31, 2017.
As of December 31, 2017, the Company had no exposure to tenant concentration that accounted for 10.0% or more of contractual rental revenue for the year ended December 31, 2017.
Stockholders’ Equity
The Company’s charter authorizes the issuance of up to 600,000,000 shares of stock, consisting of 175,000,000 shares of Class A common stock, 75,000,000 shares of Class I common stock, 175,000,000 shares of Class T common stock and 75,000,000 shares of Class T2 common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, the Company was not offering Class T2 shares. Other than the different fees with respect to each class and the payment of a distribution and servicing fee out of amounts otherwise distributable to Class T stockholders, Class A shares, Class I and Class T shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the three classes of shares will be commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class.
As of December 31, 2017, the Company had 126,559,834 shares of Class A, Class I and Class T common stock issued and 124,327,777 shares of Class A, Class I and Class T common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2016, the Company had 83,109,025 shares of Class A and Class T common stock issued and 82,744,288 shares of Class A and Class T common stock outstanding, and no shares of preferred stock issued and outstanding. The charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of repurchase of each class of stock so issued.
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
During the year ended December 31, 2017, the Company received valid repurchase requests related to 1,880,820 Class A shares, Class T shares and Class I shares of common stock (1,793,424 Class A shares, 81,939 Class T shares and 5,457 Class I shares), or 2.27% of shares outstanding as of December 31, 2016, all of which were redeemed in full for an aggregate purchase price of approximately $17,159,000 (an average of $9.12 per share). During the year ended December 31, 2016, the Company received valid repurchase requests related to 333,194 Class A shares of common stock, or 0.69% of shares outstanding as of December 31, 2015, all of which were redeemed in full for an aggregate purchase price of approximately $3,114,000 (an average of $9.35 per share). No shares of Class T common stock were requested to be, or were, repurchased during the year ended December 31, 2016. No shares of Class I common stock were requested to be, or were, repurchased during the year ended December 31, 2016.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2017, the Company paid aggregate distributions, since inception, of approximately $118,258,000 ($53,192,000 in cash and $65,066,000 of which were reinvested in shares of common stock pursuant to the DRIP). Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.62 and $0.63 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had distributions payable of approximately $6,566,000. Of these distributions payable, approximately $3,164,000 was paid in cash and approximately $3,402,000 was reinvested in shares of common stock pursuant to the DRIP on January 2, 2018.
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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination will be 2015.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The Company has preliminarily determined the revenue stream that could be most significantly impacted by this ASU relates to parking revenue. The Company determined that the revenue recognition from parking revenue will be generally consistent with current recognition methods, and therefore will not have material changes to the consolidated financial statements as a result of adoption. For the year ended December 31, 2017, parking revenue was less than 10% of consolidated revenue. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Principal versus Agent Considerations), or ASU 2016-08, which improves the implementation guidance on principal versus agent considerations. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date of this update is the same as the effective date of ASU 2015-14.
As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the consolidated financial statements. Recoveries from tenants to be impacted by ASU 2014-09 will not be addressed until the Company's adoption of ASU 2016-02, Leases, considering its revisions to accounting for common area maintenance described below. The Company also continues to evaluate the scope of revenue-related disclosures it expects to provide pursuant to the new requirements. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. The Company currently anticipates using the modified retrospective method, however, this determination is subject to change. The Company will adopt the standard on its effective date beginning with the first quarter of 2018.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. The non-lease components would have to be evaluated under the revenue recognition guidance of ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB proposed an amendment to ASU 2016-02 to simplify the guidance by allowing lessors to elect a practical expedient to allow lessors to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company will evaluate the impact of this amendment to the ASU when it is final.

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
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 effective October 1, 2017. The adoption of ASU 2016-15 had no impact on the Company's consolidated statements of cash flows.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2017-05 will have on the Company’s consolidated financial statements. The Company does not expect that the adoption of ASU 2017-05 will have a material impact on the consolidated financial statements.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact of ASU 2017-12 will have on the Company’s consolidated financial statements.

Note 3—Real Estate Investments
During the year ended December 31, 2017, the Company purchased 19 real estate properties, all of which were determined to be asset acquisitions.
The following table summarizes the consideration transferred for the properties acquired during the year ended December 31, 2017:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Tempe Data Center	01/26/2017	100%	$16,224
Norwalk Data Center	03/30/2017	100%	58,835
Aurora Healthcare Facility	03/30/2017	100%	11,531
Texas Rehab - Austin	03/31/2017	100%	36,945
Texas Rehab - Allen	03/31/2017	100%	23,691
Texas Rehab - Beaumont	03/31/2017	100%	9,649
Charlotte Data Center II	05/15/2017	100%	16,646
250 Williams Atlanta Data Center	06/15/2017	100%	168,588
Sunnyvale Data Center	06/28/2017	100%	38,105
Texas Rehab - San Antonio	06/29/2017	100%	14,853
Cincinnati Data Center	06/30/2017	100%	10,503
Silverdale Healthcare Facility	08/25/2017	100%	9,856
Silverdale Healthcare Facility II	09/20/2017	100%	7,144
King of Prussia Data Center	09/28/2017	100%	19,885
Tempe Data Center II	09/29/2017	100%	15,568
Houston Data Center	11/16/2017	100%	76,388
Saginaw Healthcare Facility	12/21/2017	100%	18,462
Elgin Data Center	12/22/2017	100%	2,771
Oklahoma City Data Center	12/27/2017	100%	48,728
Total			$604,372
The following table summarizes management's allocation of the acquisitions during the year ended December 31, 2017, (amounts in thousands):

	Total
Land	$68,535
Buildings and improvements	533,011
In-place leases	64,476
Above market leases	1,448
Total assets acquired	667,470
Below market leases	(56,547)
Liabilities assumed at acquisition	(6,551)	(1)
Total liabilities acquired	(63,098)
Net assets acquired	$604,372

(1)
Of this amount, the Company assumed a note payable collateralized by a real estate asset in the principal amount of $5,736,000 at the acquisition date and tenant improvements on two properties in the amount of $815,000.

Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $15,674,000 and $9,982,000 related to properties acquired during the years ended December 31, 2017 and 2016, respectively. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the years ended December 31, 2017 and 2016, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of December 31, 2017 and 2016 (amounts in thousands, except weighted average life amounts):

	December 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $21,776 and $7,918, respectively (with a weighted average remaining life of 11.0 years and 12.8 years, respectively)	$148,594	$97,232
Above-market leases, net of accumulated amortization of $358 and $58, respectively (with a weighted average remaining life of 2.8 years and 7.4 years, respectively)	1,344	196
Ground lease interest, net of accumulated amortization of $28 and $19, respectively (with a weighted average remaining life of 65.8 years and 66.8 years, respectively)	616	625
	$150,554	$98,053
The aggregate weighted average remaining life of the acquired intangible assets was 11.2 years and 13.1 years as of December 31, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2017, 2016 and 2015 was $14,167,000, $5,987,000 and $1,950,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization expense on the acquired intangible assets as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$18,547
2019	17,933
2020	15,861
2021	15,064
2022	12,658
Thereafter	70,491
$150,554

Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	December 31, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $2,760 and $634, respectively (with a weighted average remaining life of 18.7 years and 13.6 years, respectively)	$61,294	$6,873
	$61,294	$6,873
Amortization of below-market leases for the years ended December 31, 2017, 2016 and 2015 was $2,126,000, $536,000 and $98,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization of the below-market leases as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$4,883
2019	4,883
2020	4,827
2021	4,799
2022	3,708
Thereafter	38,194
$61,294
Note 6—Other Assets, Net
Other assets, net consisted of the following as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $3,426 and $1,789, respectively	$1,850	$3,071
Real estate escrow deposits	100	290
Restricted cash	10,944	6,463
Tenant receivables	4,916	3,126
Straight-line rent receivable	19,321	8,725
Prepaid and other assets	6,117	1,082
Derivative assets	3,934	1,782
	$47,182	$24,539
Amortization of deferred financing costs related to the revolver portion of the secured credit facility for the years ended December 31, 2017, 2016 and 2015 was $1,637,000, $987,000 and $719,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income (loss).

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$13,220	$7,657
Accrued interest expense	2,410	945
Accrued property taxes	1,532	1,164
Distributions payable to stockholders	6,566	4,336
Tenant deposits	682	1,551
Deferred rental income	3,277	733
Derivative liabilities	22	798
	$27,709	$17,184
Note 8—Notes Payable
The Company had $468,135,000 principal outstanding in notes payable collateralized by real estate assets as of December 31, 2017. As of December 31, 2017, the notes payable weighted average interest rate was 4.42%.
The following table summarizes the notes payable balances as of December 31, 2017 and 2016 (amounts in thousands):

			Interest Rates (1)
Notes payable:	December 31, 2017	December 31, 2016	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$220,436	$51,000	4.0%	-	4.8%	4.3%	12/11/2021	-	07/01/2027
Variable rate notes payable fixed through interest rate swaps	247,699	71,540	3.7%	-	5.1%	4.6%	10/28/2021	-	11/16/2022
Variable rate notes payable	—	30,450
Total notes payable, principal amount outstanding	$468,135	$152,990
Unamortized deferred financing costs related to notes payable	(4,393)	(1,945)
Total notes payable, net of deferred financing costs	$463,742	$151,045

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2017.
Significant debt activity during the year ended December 31, 2017, excluding scheduled principal payments, includes:

•
During the year ended December 31, 2017, the Company entered into seven notes payable collateralized by real estate assets in the principal amount of $309,452,000 at initiation of the respective loans and assumed a note payable collateralized by a real estate asset in the principal amount of $5,736,000 at the acquisition date.

•	During the year ended December 31, 2017, the Company entered into four interest rate swap agreements of variable rate notes payable in the aggregate amount of $145,752,000.
The principal payments due on the notes payable as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
2018	$413
2019	1,971
2020	4,536
2021	155,119
2022	164,972
Thereafter	141,124
$468,135

Note 9—Credit Facility
The Company's outstanding secured credit facility as of December 31, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Secured credit facility:
Revolving line of credit	$120,000	$120,000
Term loan	100,000	100,000
Total secured credit facility, principal amount outstanding	220,000	220,000
Unamortized deferred financing costs related to the term loan secured credit facility	(601)	(876)
Total secured credit facility, net of deferred financing costs	$219,399	$219,124
Significant activities regarding the secured credit facility during the year ended December 31, 2017 include:

•	During the year ended December 31, 2017, the Company drew $240,000,000 and repaid $240,000,000 on its secured credit facility.

•
During the year ended December 31, 2017, the Company increased the borrowing base availability under the secured credit facility by $116,431,000 by adding 12 properties to the aggregate pool availability and removed a property from the collateralized pool, which decreased the aggregate pool availability by $18,645,000. This resulted in the net increase of the borrowing base availability of $97,786,000.

•
During the year ended December 31, 2017, the Company entered into four interest rate swap agreements to effectively fix the London Interbank Offered Rate, or LIBOR, on $75,000,000 of the term loan of the secured credit facility.

•
As of December 31, 2017, the Company had an aggregate pool availability under the secured credit facility of $397,842,000 and an aggregate outstanding principal balance of $220,000,000. As of December 31, 2017, $177,842,000 remained to be drawn on the secured credit facility.

The principal payments due on the secured credit facility as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$120,000
2019	100,000
$220,000
The proceeds of loans made under the secured credit facility may be used to finance the acquisitions of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. As of December 31, 2017, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to the Company's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to the Company's right to one, 12-month extension period. The secured credit facility can be increased to $550,000,000, subject to certain conditions.
The annual interest rate payable under the secured credit facility was, at the Operating Partnership's option, either: (a) LIBOR, plus an applicable margin ranging from 2.00% to 2.65%, which is determined based on the overall leverage of the Operating Partnership or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.00% to 1.65%, which is determined based on the overall leverage of the Operating Partnership. In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.30% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.20% if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments, and the unused fee is payable quarterly in arrears. As of December 31, 2017, the interest rate on the variable rate portion of the credit facility was 3.70% and the interest rate on the variable rate fixed through interest rate swap on the credit facility was 3.71%.
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
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the secured credit facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum quarterly equity raise; (f) minimum weighted average remaining lease term of properties in the collateral pool; and (g) minimum number of properties in the collateral pool. The Company was in compliance with all financial covenant requirements at December 31, 2017.
Note 10—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of the Initial Offering and the Offering. Organization and offering expenses associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately 2.0% of the gross proceeds. The Company expects that organization and offering expenses associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 1.5% of the gross proceeds. As of December 31, 2017, since inception, the Advisor and its affiliates incurred approximately $17,669,000 on the Company’s behalf in offering costs, the majority of which was incurred by the Dealer Manager. Of this amount, approximately $167,000 of other organization and offering costs remained accrued as of December 31, 2017. As of December 31, 2017, since inception, the Advisor paid approximately $453,000 to an affiliate of the Dealer Manager in other offering costs on the Company's behalf. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $11,936,000, $11,515,000 and $7,486,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $9,963,000, $4,925,000 and $1,895,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial rent-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $3,249,000, $1,473,000 and $538,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying consolidated statements of comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015 the Company incurred $907,000, $0 and $0, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying consolidated balance sheets.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $719,000, $754,000 and $0, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying consolidated balance sheets.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the years ended December 31, 2017, 2016 and 2015, the Advisor allocated approximately $1,543,000, $1,257,000 and $830,000, respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, our chief executive officer and chairman of our board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. The Company directly reimburses the Advisor any amounts of Ms. Ragone's salary that are allocated to the Company. For the year ended December 31, 2017, the Advisor allocated approximately $98,000, which is included in general and administrative expenses in the Company's consolidated statements of comprehensive income (loss).
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2017, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of December 31, 2017, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of December 31, 2017, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2017, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share and up to 3.0% of gross offering proceeds per Class T share. All selling commissions are expected to be re-allowed to participating broker-dealers. The Company does not pay selling commissions with respect to Class I shares and shares of any class sold pursuant to the DRIP. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by our Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer. The dealer manager fee may be partially re-allowed to participating broker-dealers. No dealer manager fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $22,713,000, $24,546,000 and $38,163,000, respectively, for selling commissions and dealer manager fees in connection with the Offerings to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares that are sold in the primary offering of the Offerings that accrues daily in an amount equal to 1/365th of 1.0% of the most recent offering price per Class T share sold in the primary offering on a continuous basis from year to year; provided, however, that upon the termination of the primary offering of the Offerings, the distribution and servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of the most recent estimated NAV per Class T share on a continuous basis from year to year. The Dealer Manager will reallow all of the distribution and servicing fees with respect to Class T shares sold in the Offerings to participating broker-dealers; provided, however, effective June 1, 2017, a participating broker-dealer may give written notice to the Dealer Manager that it waives all or a portion of the reallowance of the distribution and servicing fee, which waiver shall be irrevocable and will not retroactively apply to Class T shares that were previously sold through such participating broker-dealer. Termination of such payment will commence on the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offerings, the date on which total underwriting compensation in the Offerings equals (a) 10% of the gross proceeds from our Offerings less (b) the total amount of distribution and servicing fees waived by participating broker-dealers; (iii) the date on which there are no longer any Class T shares outstanding; (iv) December 31, 2021, which is the fourth anniversary of the last day of the fiscal quarter in which the Company's primary offering of the Initial Offering terminates; or (v) the date on which the holder of such Class T share or its agent notifies the Company or its agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and servicing fee, which shall be re-allowed to the new participating broker-dealer; if the new participating broker-dealer enters into a participating broker-dealer agreement with the Dealer Manager or otherwise agrees to provide the services set forth in the dealer manager agreement.
The distribution and servicing fee is paid monthly in arrears. The distribution and servicing fee will not be payable with respect to Class T shares issued under the DRIP or in connection with Class A shares and Class I shares. For the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $9,617,000, $6,213,000 and $0, respectively, in distribution and servicing fees to the Dealer Manager in connection with the Offerings.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of December 31, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	December 31, 2017	December 31, 2016
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$1,017	$627
Carter Validus Real Estate Management Services II, LLC	Property management fees	463	252
Carter Validus Real Estate Management Services II, LLC	Construction management fees	39	323
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	182	138
Carter Validus Advisors II, LLC and its affiliates	Offering costs	167	289
SC Distributors, LLC	Distribution and servicing fees	13,376	5,750
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	5	5
		$15,249	$7,384
Note 11—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the years ended December 31, 2017, 2016 and 2015.
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
Summary information for the reportable segments during the years ended December 31, 2017, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	For the Year Ended December 31, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$62,377	$62,718	$125,095
Expenses:
Rental and parking expenses	(17,571)	(8,525)	(26,096)
Segment net operating income	$44,806	$54,193	98,999

Expenses:
General and administrative expenses			(4,069)
Asset management fees			(9,963)
Depreciation and amortization			(41,133)
Income from operations			43,834
Interest expense, net			(22,555)
Net income attributable to common stockholders			$21,279

	Data Centers	Healthcare	For the Year Ended December 31, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$12,929	$43,502	$56,431
Expenses:
Rental and parking expenses	(2,509)	(5,655)	(8,164)
Segment net operating income	$10,420	$37,847	48,267

Expenses:
General and administrative expenses			(3,105)
Acquisition related expenses			(5,339)
Asset management fees			(4,925)
Depreciation and amortization			(19,211)
Income from operations			15,687
Interest expense, net			(4,390)
Net income attributable to common stockholders			$11,297

	Data Centers	Healthcare	For the Year Ended December 31, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$1,618	$19,668	$21,286
Expenses:
Rental and parking expenses	(301)	(2,535)	(2,836)
Segment net operating income	$1,317	$17,133	18,450

Expenses:
General and administrative expenses			(2,133)
Acquisition related expenses			(10,250)
Asset management fees			(1,895)
Depreciation and amortization			(7,053)
Loss from operations			(2,881)
Interest expense, net			(1,886)
Net loss attributable to common stockholders			$(4,767)
Assets by each reportable segment as of December 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

	December 31, 2017	December 31, 2016
Assets by segment:
Data centers	$909,477	$362,969
Healthcare	813,742	653,416
All other	54,725	53,653
Total assets	$1,777,944	$1,070,038
Capital additions and acquisitions by reportable segments for the years ended December 31, 2017, 2016 and 2015 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Capital additions and acquisitions by segment:
Data centers	$472,438	$314,030	$43,815
Healthcare	164,445	229,670	331,853
Total capital additions and acquisitions	$636,883	$543,700	$375,668

Note 12—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$121,222
2019	123,235
2020	122,834
2021	124,652
2022	119,775
Thereafter	986,532
$1,598,250
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2017 and for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$38
2019	38
2020	38
2021	37
2022	37
Thereafter	2,444
$2,632
Note 13—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $211,011,000 and $49,930,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $220,436,000 and $51,000,000 as of December 31, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $243,812,000 and $69,247,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $247,699,000 and $71,540,000 as of December 31, 2017 and December 31, 2016, respectively.
Notes payable—Variable—The outstanding principal of the notes payable—variable was $0 and $30,450,000 as of December 31, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $120,000,000 and $195,000,000, which approximated its fair value as of December 31, 2017 and December 31, 2016, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $98,593,000 and $24,195,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $100,000,000 and $25,000,000 as of December 31, 2017 and December 31, 2016, respectively.

Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.
The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 (amounts in thousands):

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,934	$—	$3,934
Total assets at fair value	$—	$3,934	$—	$3,934
Liabilities:
Derivative liabilities	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,782	$—	$1,782
Total assets at fair value	$—	$1,782	$—	$1,782
Liabilities:
Derivative liabilities	$—	$798	$—	$798
Total liabilities at fair value	$—	$798	$—	$798
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
During the years ended December 31, 2017 and 2016, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the years ended December 31, 2017 and 2016, the Company recognized income of $58,000 and $144,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $70,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense, net.
See Note 13—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 11/16/2017	12/22/2020 to 11/16/2022	$347,699	$3,934	$(22)	$96,540	$1,782	$(798)
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
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
For the Year Ended December 31, 2017
Interest rate swaps	$1,484	Interest expense, net	$(1,386)
Total	$1,484		$(1,386)
For the Year Ended December 31, 2016
Interest rate swaps	$744	Interest expense, net	$(96)
Total	$744		$(96)
The Company did not have derivative instruments as of December 31, 2015.
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $46,000. As of December 31, 2017, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2017 and 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2017	$3,934	$—	$3,934	$—	$—	$3,934
December 31, 2016	$1,782	$—	$1,782	$—	$—	$1,782

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2017	$22	$—	$22	$—	$—	$22
December 31, 2016	$798	$—	$798	$—	$—	$798
The Company did not have any financial instruments hedged through interest rate swaps as of December 31, 2015.
The Company reports derivatives in the accompanying consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 15—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the year ended December 31, 2017 and 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$—	$—
Other comprehensive income before reclassification	744	744
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	96	96
Other comprehensive income	840	840
Balance as of December 31, 2016	$840	$840
Other comprehensive income before reclassification	1,484	1,484
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,386	1,386
Other comprehensive income	2,870	2,870
Balance as of December 31, 2017	$3,710	$3,710

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
	For the Year Ended December 31,
	2017	2016
Interest rate swap contracts	$1,386	$96	Interest expense, net
Note 16—Stock-based Compensation
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
On August 18, 2017, the Company granted 3,000 restricted shares of Class A common stock to each of its independent directors, which were awarded in connection with their re-election to the Company’s board of directors. The fair value of each share of restricted common stock was estimated at the date of grant at $9.07 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
As of December 31, 2017 and 2016, there was $173,000 and $167,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 1.60 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2017 and 2016, the fair value of the nonvested shares of restricted Class A common stock was $206,550 and $183,668, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2016 and the changes for the year ended December 31, 2017 is presented below:

Restricted Stock	Shares
December 31, 2016	20,250
Vested	(6,750)
Granted	9,000
December 31, 2017	22,500
Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $76,000, $58,000 and $34,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
Character of Class A Distributions:	2017	2016	2015
Ordinary dividends	36.49%	34.23%	33.81%
Nontaxable distributions	63.51%	65.77%	66.19%
Total	100.00%	100.00%	100.00%

	For the Year Ended December 31,
Character of Class I Distributions:	2017	2016	2015
Ordinary dividends	36.49%	—%	—%
Nontaxable distributions	63.51%	—%	—%
Total	100.00%	—%	—%

	For the Year Ended December 31,
Character of Class T Distributions:	2017	2016	2015
Ordinary dividends	25.93%	23.07%	—%
Nontaxable distributions	74.07%	76.93%	—%
Total	100.00%	100.00%	—%
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2017, 2016 and 2015. The earliest tax year subject to examination is 2015.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2017, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 18—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 19—Economic Dependency
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

Note 20—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$37,266	$36,205	$27,602	$24,022
Total expenses	(23,926)	(23,980)	(17,888)	(15,467)
Income from operations	13,340	12,225	9,714	8,555
Interest expense, net	(6,932)	(6,786)	(5,073)	(3,764)
Net income attributable to common stockholders	$6,408	$5,439	$4,641	$4,791
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.05	$0.05	$0.06
Diluted	$0.05	$0.05	$0.05	$0.06
Weighted average number of common shares outstanding:
Basic	119,651,271	105,388,118	94,910,818	86,482,927
Diluted	119,666,234	105,405,297	94,925,665	86,499,543

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$19,210	$13,594	$12,203	$11,424
Total expenses	(11,711)	(10,460)	(9,638)	(8,935)
Income from operations	7,499	3,134	2,565	2,489
Interest expense, net	(2,153)	(626)	(732)	(879)
Net income attributable to common stockholders	$5,346	$2,508	$1,833	$1,610
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.03	$0.03	$0.03
Diluted	$0.07	$0.03	$0.03	$0.03
Weighted average number of common shares outstanding:
Basic	78,728,400	71,852,230	63,514,780	53,666,785
Diluted	78,742,067	71,866,949	63,530,999	53,679,723
Note 21—Subsequent Events
Distributions to Stockholders Paid
On January 2, 2018, the Company paid aggregate distributions of approximately $4,503,000 to Class A stockholders ($2,272,000 in cash and $2,231,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid aggregate distributions of approximately $4,523,000 to Class A stockholders ($2,291,000 in cash and $2,232,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid aggregate distributions of approximately $4,103,000 to Class A stockholders ($2,084,000 in cash and $2,019,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018.

On January 2, 2018, the Company paid aggregate distributions of approximately $364,000 to Class I stockholders ($193,000 in cash and $171,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid aggregate distributions of approximately $392,000 to Class I stockholders ($211,000 in cash and $181,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid aggregate distributions of approximately $384,000 to Class I stockholders ($210,000 in cash and $174,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018.
On January 2, 2018, the Company paid aggregate distributions of approximately $1,699,000 to Class T stockholders ($699,000 in cash and $1,000,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid aggregate distributions of approximately $1,717,000 to Class T stockholders ($717,000 in cash and $1,000,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid aggregate distributions of approximately $1,568,000 to Class T stockholders ($655,000 in cash and $913,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Declared
Class A Shares
On January 31, 2018, the board of directors of the Company approved and declared a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 1, 2018 and ending on May 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.200 per share of Class A common stock. The distributions declared for each record date in March 2018, April 2018 and May 2018 will be paid in April 2018, May 2018 and June 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On January 31, 2018, the board of directors of the Company approved and declared a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on March 1, 2018 and ending on and ending May 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.273 per share. The distributions declared for each record date in March 2018, April 2018 and May 2018 will be paid in April 2018, May 2018 and June 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On January 31, 2018, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on March 1, 2018 and ending May 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001519750 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.766 per share. The distributions declared for each record date in March 2018, April 2018 and May 2018 will be paid in April 2018, May 2018 and June 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
On January 31, 2018, the board of directors of the Company approved and declared a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on the day following the date on which the first Class T2 Share is purchased and ending May 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001522356 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.72%, assuming a purchase price of $9.714 per share. The distributions declared for each record date in March 2018, April 2018 and May 2018 will be paid in April 2018, May 2018 and June 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Amendments to Dealer Manager Agreement
On February 21, 2018, the Company entered into the Eighth Amendment to the Amended and Restated Dealer Manager Agreement, by and among the Company, Advisor, and Dealer Manager in order to incorporate the terms of Class T2 shares into the Dealer Manager Agreement, including terms related to fees associated with the sale of Class T2 shares. On March 12, 2018, the Company entered into the Ninth Amendment to the Amended and Restated Dealer Manager Agreement, by and among the Company, Advisor and Dealer Manager to clarify the selling commissions payable in connection with Class T2 shares.
Third Amendment to Operating Partnership Agreement
On February 21, 2018, the Company entered into the Third Amendment to the Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP with the Operating Partnership and Advisor in order to add Class T2 OP Units as a result of the Company’s addition of Class T2 shares in the Offering.
Status of the Offering
As of March 16, 2018, the Company had accepted investors’ subscriptions for and issued approximately 84,975,000 shares of Class A common stock, 8,152,000 shares of Class I common stock, 37,521,000 shares of Class T common stock and no shares of Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $841,384,000, $74,555,000, $360,650,000 and $0, respectively. As of March 16, 2018, the Company had approximately $960,271,000 in Class A shares, Class I shares and Class T2 shares of common stock remaining in the Offering and approximately $86,872,000 in Class A shares, Class I shares, Class T shares and Class T2 shares of common stock remaining in the DRIP Offering.
Acquisitions
The following table summarizes properties acquired subsequent to December 31, 2017 and through March 21, 2018:

Property	Date Acquired	Purchase Price (3)	Ownership
Rancho Cordova Data Center I (1)	03/14/2018	$36,800,000	100%
Rancho Cordova Data Center II (2)	03/14/2018	$14,160,000	100%

(1)	The property is leased to a single tenant.

(2)	The property is leased to two tenants.

(3)	The property acquisition was funded using net proceeds from the Initial Offering and the Offering and the secured credit facility.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$346	1993		07/31/2014
Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	40	356	3,207	3,563	307	2001		10/29/2014
Winston-Salem, NC IMF	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	444	2004		12/17/2014
New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,991	1,870	4,049	21,861	25,910	1,700	1967/1973	(d)	12/23/2014
Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	2,840	2014		12/31/2014
Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	164	367	1,751	2,118	236	2014		12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—		—	2,805	—	—	2,805	2,805	230	2009		01/27/2015
Heartland Rehabilitation Hospital	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	1,553	2014		02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	37	524	6,459	6,983	444	2000	(e)	04/01/2015
Clarion IMF	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	462	2012		06/01/2015
Post Acute Webster Rehabilitation Hospital	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	1,342	2015		06/05/2015
Eagan Data Center	Eagan, MN	—	(a)	768	5,037	—	768	5,037	5,805	395	1998	(f)	06/29/2015
Houston Surgical Hospital and LTACH	Houston, TX	—	(a)	8,329	36,297	—	8,329	36,297	44,626	2,582	1950	(g)	06/30/2015
KMO IMF - Cincinnati I	Cincinnati, OH	—	(a)	1,812	24,382	—	1,812	24,382	26,194	1,769	1959	(h)	07/22/2015
KMO IMF - Cincinnati II	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	669	2014		07/22/2015
KMO IMF - Florence	Florence, KY	—	(a)	650	9,919	1	650	9,920	10,570	646	2014		07/22/2015
KMO IMF - Augusta	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	1,001	2010		07/22/2015
KMO IMF - Oakland	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	407	2003		07/22/2015
Reading Surgical Hospital	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	1,341	2007		07/24/2015
Post Acute Warm Springs Specialty Hospital of Luling	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	497	2002		07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	25	2,085	15,124	17,209	1,261	1985		08/28/2015
Nebraska Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	568	2014		10/14/2015
Heritage Park - Sherman I	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	1,321	2005	(i)	11/20/2015
Heritage Park - Sherman II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	179	2005		11/20/2015
Baylor Surgery Center at Fort Worth	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	500	1998	(j)	12/23/2015
HPI - Oklahoma City I	Oklahoma City, OK	22,500		4,626	30,509	—	4,626	30,509	35,135	1,691	1985	(k)	12/29/2015
HPI - Oklahoma City II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	493	1994	(l)	12/29/2015
Waco Data Center	Waco, TX	—	(a)	873	8,233	—	873	8,233	9,106	425	1956	(m)	12/30/2015
HPI - Edmond	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	184	2002		01/20/2016
HPI - Oklahoma City III	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	135	2007		01/27/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017 (b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
HPI - Oklahoma City IV	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	64	2006		01/27/2016
Alpharetta Data Center III	Alpharetta, GA	—		3,395	11,081	25	3,395	11,106	14,501	576	1999		02/02/2016
Flint Data Center	Flint, MI	—	(a)	111	7,001	—	111	7,001	7,112	356	1987		02/02/2016
HPI - Newcastle	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	67	1995	(n)	02/03/2016
HPI - Oklahoma City V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	688	2008		02/11/2016
Vibra Rehabilitation Hospital	Rancho Mirage, CA	—		2,724	7,626	23,707	2,724	31,333	34,057	(o)	(o)		03/01/2016
HPI - Oklahoma City VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	201	2007		03/07/2016
Tennessee Data Center	Franklin, TN	—	(a)	6,624	10,971	149	6,624	11,120	17,744	525	2015		03/31/2016
HPI - Oklahoma City VII	Oklahoma City, OK	25,000		3,203	32,380	—	3,203	32,380	35,583	1,310	2016		06/22/2016
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas, NV	—		2,614	639	22,529	2,894	22,888	25,782	25	2017	(p)	06/24/2016
Somerset Data Center	Somerset, NJ	—	(a)	906	10,466	—	906	10,466	11,372	466	1973	(q)	06/29/2016
Integris Lakeside Women's Hospital	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	614	1997	(r)	06/30/2016
AT&T Hawthorne Data Center	Hawthorne, CA	39,749		16,498	57,312	—	16,498	57,312	73,810	1,882	1963	(s)	09/27/2016
McLean I	McLean, VA	23,460		31,554	4,930	7	31,554	4,937	36,491	165	1966	(t)	10/17/2016
McLean II	McLean, VA	27,540		20,392	22,727	6	20,392	22,733	43,125	706	1991	(u)	10/17/2016
Select Medical Rehabilitation Facility	Marlton, NJ	31,790		—	57,154	5	—	57,159	57,159	1,608	1995		11/01/2016
Andover Data Center II	Andover, MA	—	(a)	6,566	28,072	1	6,566	28,073	34,639	897	2000		11/08/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	30,450		2,533	39,487	43	2,533	39,530	42,063	1,345	2008		12/07/2016
Corpus Christi Surgery Center	Corpus Christi, TX	—		975	4,963	58	1,002	4,994	5,996	141	1992		12/22/2016
Chicago Data Center II	Downers Grove, IL	—	(a)	1,329	29,940	(545)	1,358	29,366	30,724	779	1987	(v)	12/28/2016
Blythewood Data Center	Blythewood, SC	—	(a)	612	17,714	(234)	634	17,458	18,092	463	1983		12/29/2016
Tempe Data Center	Tempe, AZ	—	(a)	2,997	11,991	—	2,997	11,991	14,988	294	1977	(w)	01/26/2017
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	—	973	9,632	10,605	206	2002		03/30/2017
Norwalk Data Center	Norwalk, CT	34,200		10,125	43,360	—	10,125	43,360	53,485	878	2013		03/30/2017
Texas Rehab - Austin	Austin, TX	20,881		1,368	32,039	—	1,368	32,039	33,407	683	2012		03/31/2017
Texas Rehab - Allen	Allen, TX	13,150		857	20,582	—	857	20,582	21,439	439	2007		03/31/2017
Texas Rehab - Beaumont	Beaumont, TX	5,869		946	8,372	—	946	8,372	9,318	179	1991		03/31/2017
Texas Rehab - San Antonio	San Antonio, TX	10,500		1,813	11,706	—	1,813	11,706	13,519	173	1985/1992		06/29/2017
Charlotte Data Center II	Charlotte, NC	—	(a)	372	17,131	—	372	17,131	17,503	272	1989	(x)	05/15/2017
250 Williams Atlanta Data Center	Atlanta, GA	116,200		19,159	129,778	102	19,159	129,880	149,039	2,549	1989	(y)	06/15/2017
Sunnyvale Data Center	Sunnyvale, CA	—	(a)	10,013	24,709	—	10,013	24,709	34,722	344	1992	(z)	06/28/2017
Cincinnati Data Center	Cincinnati, OH	—	(a)	1,556	8,966	—	1,556	8,966	10,522	136	1985	(aa)	06/30/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	—	1,530	7,506	9,036	85	2005		08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	49	2007		09/20/2017
King of Prussia Data Center	King of Prussia, PA	12,503		1,015	17,413	—	1,015	17,413	18,428	131	1960	(ab)	09/28/2017
Tempe Data Center II	Tempe, AZ	—	(a)	—	15,803	—	—	15,803	15,803	122	1998		09/29/2017
Houston Data Center	Houston, TX	48,607		10,082	101,051	—	10,082	101,051	111,133	321	2013		11/16/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	—	1,251	15,878	17,129	24	2002		12/21/2017

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2017 (b)
Property Description	Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (c)	Year Constructed	Date Acquired
Elgin Data Center	Elgin, IL	5,736	1,067	7,861	—	1,067	7,861	8,928	10	2000	12/22/2017
Oklahoma City Data Center	Oklahoma City, OK	—	1,868	44,253	—	1,868	44,253	46,121	48	2008/2016	12/27/2017
		$468,135	$222,919	$1,280,175	$48,100	$223,277	$1,327,917	$1,551,194	$45,789

(a)
Property collateralized under the secured credit facility. As of December 31, 2017, 48 commercial properties were collateralized under the secured credit facility and the Company had $220,000,000 aggregate principal amount outstanding thereunder.

(b)	The aggregated cost for federal income tax purposes is approximately $1,409,721,000 (unaudited).

(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.

(d)	The New England Sinai Medical Center consists of two buildings and was renovated beginning in 1997.

(e)	The Indianapolis Data Center was renovated in 2014.

(f)	The Eagan Data Center was renovated in 2015.

(g)	The Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(h)	The KMO IMF - Cincinnati I was renovated in 1970 and 2013.

(i)	The Heritage Park - Sherman I was renovated in 2010.

(j)	The Baylor Surgery Center at Fort Worth was renovated in 2007 and 2015.

(k)	The HPI - Oklahoma City I was renovated in 1998 and 2003.

(l)	The HPI - Oklahoma City II was renovated in 1999.

(m)	The Waco Data Center was renovated in 2009.

(n)	The HPI - Newcastle was renovated in 1999.

(o)	As of December 31, 2017, the Vibra Rehabilitation Hospital was under construction; therefore, depreciation is not applicable.

(p)	The Post Acute Las Vegas Rehabilitation Hospital was redeveloped into a healthcare facility in 2017.

(q)	The Somerset Data Center was renovated in 2006.

(r)	The Integris Lakeside Women's Hospital was renovated in 2008.

(s)	The AT&T Hawthorne Data Center was renovated in 1983 and 2001.

(t)	The McLean I was renovated in 1998.

(u)	The McLean II was renovated in 1998.

(v)	The Chicago Data Center II was renovated in 2016.

(w)	The Tempe Data Center was renovated in 1983, 2008 and 2011.

(x)	The Charlotte Data Center II was renovated in 2016.

(y)	250 Williams Atlanta Data Center was renovated in 2007.

(z)	The Sunnyvale Data Center was renovated in 1998.

(aa)	The Cincinnati Data Center was renovated in 2001.

(ab)	The King of Prussia Data Center was renovated in 1997.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2017
(in thousands)

	2017	2016	2015
Real Estate
Balance at beginning of year	$915,521	$415,776	$82,748
Additions:
Acquisitions	601,546	487,276	331,524
Improvements	34,127	12,469	1,504
Balance at end of year	$1,551,194	$915,521	$415,776
Accumulated Depreciation
Balance at beginning of year	$(18,521)	$(5,262)	$(133)
Depreciation	(27,268)	(13,259)	(5,129)
Balance at end of year	$(45,789)	$(18,521)	$(5,262)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Articles Supplementary of Carter Validus Mission Critical REIT II, Inc., filed on June 2, 2017 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 6, 2017, and incorporated herein by reference.

3.5
Articles of Amendment of Carter Validus Mission Critical REIT II, Inc., filed on August 18, 2017 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 22, 2017, and incorporated herein by reference).

4.1
Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017 (File No. 333-217579)).

4.2
Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus. incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27. 2017 (File No. 333-217579)).

4.3
Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017, and incorporated herein by reference).

4.4
Third Amended and Restated Distribution Reinvestment Plan (included as Appendix E to the prospectus attached to Post-Effective Amendment No. 11 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191706) filed on January 20, 2017, and incorporated herein by reference).

4.5
Fourth Amended and Restated Distribution Reinvestment Plan (included in the prospectus that is part of the Registrant's Registration Statement on Form S-3 (File No. 333-220940), filed on December 6, 2017, and incorporated herein by reference).

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

10.81
Joinder Agreement, dated February 28, 2017, by DCII-1501 OPUS PLACE, LLC, DCII-10309 WILSON BLVD., LLC, DCII-2601 W. BROADWAY ROAD, LLC, C&Y PARTNERS, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 6, 2017, and incorporated herein by reference).

10.82
Amendment to Collateral Assignment of Interests, dated February 28, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 6, 2017, and incorporated herein by reference).

10.83
Joinder Agreement, dated March 30, 2017, by HCII-2111 OGDEN AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 4, 2017, and incorporated herein by reference).

10.84
Amendment to Collateral Assignment of Interests, dated March 30, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 4, 2017, and incorporated herein by reference).

10.85
Joinder Agreement, dated May 15, 2017, by DCII-1400 CROSSBEAM DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 17, 2017, and incorporated herein by reference).

10.86
Joinder Agreement, dated May 15, 2017, by DCII-1400 CROSSBEAM DR., LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 17, 2017, and incorporated herein by reference).

10.87
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

10.88
Sixth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated May 26, 2017 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 30, 2017, and incorporated herein by reference).

10.89
Purchase and Sale Agreement, dated April 19, 2017, between 250 Williams Street LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.90
Assignment of Purchase Agreement, dated June 15, 2017, between Carter Validus Properties II, LLC, as Assignor, and DCII-250 Williams Street NW, LLC, as Assignee (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.91
Assignment and Assumption of Leases, dated June 15, 2017, between 250 Williams Street LLC, as assignor an DCII-250 Williams street NW, LLC, as Assignee (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.92
Loan Agreement, dated June 15, 2017, made by and between DCII-250 Williams Street NW, LLC, and KeyBank National Association (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.93
Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, made by DCII-250 Williams Street NW, LLC for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.94
Guaranty Agreement made by Carter Validus Operating Partnership II, LP, for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.95
Assignment of Leases and Rents made by DCII-250 Williams Street NW, LLC, for the benefit of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.96
Environmental Indemnity Agreement entered into by DCII-250 Williams Street NW, LLC and Carter Validus Operating Partnership, in favor of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.97
Promissory Note entered into by DCII-250 Williams Street NW, LLC in favor of KeyBank National Association, dated June 15, 2017 (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.98
Joinder Agreement, dated June 28, 2017, by DCII-1400 KIFER ROAD, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 5, 2017, and incorporated herein by reference).

10.99
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

10.100
Joinder Agreement, dated September 20, 2017, by HCII-4409 NW ANDERSON HILL ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 22, 2017, and incorporated herein by reference).

10.101
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

10.102
Joinder Agreement, dated September 29, 2017, by DCII-2005 EAST TECHNOLOGY CIRCLE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 3, 2017, and incorporated herein by reference).

10.103
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

10.104
Second Amendment to Second Amended and Restated Credit Agreement, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc, KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated October 6, 2017 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 10, 2017, and incorporated herein by reference).

10.105
Seventh Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated November 8, 2017 (included as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 9, 2017, and incorporated herein by reference).

10.106
Joinder Agreement, dated December 21, 2017, by HCII-1015 S. WASHINGTON AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 22, 2017, and incorporated herein by reference).

10.107
Amendment to Collateral Assignments of Interests, dated December 21, 2017, by and between Carter Validus Operating Partnership II, LP, as Assignor, an KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 22, 2017, and incorporated herein by reference).

10.108
Eighth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated February 21, 2018 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 21, 2018, and incorporated herein by reference).

10.109
Third Amendment to Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated February 21, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 21, 2018, and incorporated herein by reference).

10.110
Ninth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated March 12, 2018 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 13, 2018, and incorporated herein by reference).

10.111
Joinder Agreement, dated March 14, 2018, by DCPII-SAC-3065 GOLD CAMP DRIVE, LLC and DCPII-SAC-11085 SUN CENTER DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 16, 2018, and incorporated herein by reference).

10.112
Amendment to Collateral Assignment of Interests, dated March 14, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 16, 2018, and incorporated herein by reference).

21.1
List of subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (File No. 333-191706) filed on May 9, 2014 and incorporated herein by reference).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: March 21, 2018	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 21, 2018
John E. Carter	Chairman of Board of Directors
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 21, 2018
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ ROBERT M. WINSLOW	Director	March 21, 2018
Robert M. Winslow

/s/ JONATHAN KUCHIN	Director	March 21, 2018
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 21, 2018
Randall Greene

/s/ RONALD RAYEVICH	Director	March 21, 2018
Ronald Rayevich