Form 10-Q
period 2018-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2018-05-10
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were approximately 82,682,000 shares of Class A common stock, 9,010,000 shares of Class I common stock, 37,625,000 shares of Class T common stock and 713,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Real estate:
Land	$226,980	$223,277
Buildings and improvements, less accumulated depreciation of $54,926 and $45,789, respectively	1,284,881	1,250,794
Construction in progress	35,046	31,334
Total real estate, net	1,546,907	1,505,405
Cash and cash equivalents	76,734	74,803
Acquired intangible assets, less accumulated amortization of $26,856 and $22,162, respectively	151,794	150,554
Other assets, net	56,648	47,182
Total assets	$1,832,083	$1,777,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $4,165 and $4,393, respectively	$463,885	$463,742
Credit facility, net of deferred financing costs of $526 and $601, respectively	249,474	219,399
Accounts payable due to affiliates	14,882	15,249
Accounts payable and other liabilities	28,063	27,709
Intangible lease liabilities, less accumulated amortization of $3,981 and $2,760, respectively	60,073	61,294
Total liabilities	816,377	787,393
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 131,184,182 and 126,559,834 shares issued, respectively; 128,021,413 and 124,327,777 shares outstanding, respectively	1,280	1,243
Additional paid-in capital	1,117,391	1,084,905
Accumulated distributions in excess of earnings	(111,252)	(99,309)
Accumulated other comprehensive income	8,285	3,710
Total stockholders’ equity	1,015,704	990,549
Noncontrolling interests	2	2
Total equity	1,015,706	990,551
Total liabilities and stockholders’ equity	$1,832,083	$1,777,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental and parking revenue	$35,695	$19,682
Tenant reimbursement revenue	5,600	4,340
Total revenue	41,295	24,022
Expenses:
Rental and parking expenses	8,290	4,926
General and administrative expenses	943	925
Asset management fees	3,099	2,006
Depreciation and amortization	13,717	7,610
Total expenses	26,049	15,467
Income from operations	15,246	8,555
Interest expense, net	7,742	3,764
Net income attributable to common stockholders	$7,504	$4,791
Other comprehensive income:
Unrealized income on interest rate swaps, net	$4,575	$768
Other comprehensive income attributable to common stockholders	4,575	768
Comprehensive income attributable to common stockholders	$12,079	$5,559
Weighted average number of common shares outstanding:
Basic	126,384,346	86,482,927
Diluted	126,401,940	86,499,543
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Distributions declared per common share	$0.15	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	3,530,242	35	34,061	—	—	34,096	—	34,096
Issuance of common stock under the distribution reinvestment plan	1,080,606	11	9,909	—	—	9,920	—	9,920
Vesting of restricted common stock	—	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,689)	—	—	(1,689)	—	(1,689)
Distribution and servicing fees	—	—	(374)	—	—	(374)	—	(374)
Other offering costs	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Repurchase of common stock	(917,212)	(9)	(8,411)	—	—	(8,420)	—	(8,420)
Distributions declared to common stockholders	—	—	—	(19,447)	—	(19,447)	—	(19,447)
Other comprehensive income	—	—	—	—	4,575	4,575	—	4,575
Net income	—	—	—	7,504	—	7,504	—	7,504
Balance, March 31, 2018	128,021,413	$1,280	$1,117,391	$(111,252)	$8,285	$1,015,704	$2	$1,015,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,504	$4,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,717	7,610
Amortization of deferred financing costs	756	561
Amortization of above-market leases	134	9
Amortization of intangible lease liabilities	(1,221)	(134)
Straight-line rent	(3,311)	(2,232)
Stock-based compensation	22	17
Ineffectiveness of interest rate swaps	39	8
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,584	2,970
Accounts payable due to affiliates	50	199
Other assets	19	(1,030)
Net cash provided by operating activities	19,293	12,769
Cash flows from investing activities:
Investment in real estate	(52,087)	(156,875)
Acquisition costs capitalized subsequent to acquisition	—	(44)
Capital expenditures	(5,755)	(8,108)
Real estate deposits, net	(100)	(3,330)
Net cash used in investing activities	(57,942)	(168,357)
Cash flows from financing activities:
Proceeds from issuance of common stock	34,096	69,923
Proceeds from notes payable	—	25,000
Payments on notes payable	(85)	—
Proceeds from credit facility	30,000	120,000
Payments on credit facility	—	(30,000)
Payments of deferred financing costs	(65)	(526)
Repurchases of common stock	(8,420)	(2,185)
Offering costs on issuance of common stock	(3,672)	(6,661)
Distributions to stockholders	(9,333)	(5,977)
Net cash provided by financing activities	42,521	169,574
Net change in cash, cash equivalents and restricted cash	3,872	13,986
Cash, cash equivalents and restricted cash - Beginning of period	85,747	56,909
Cash, cash equivalents and restricted cash - End of period	$89,619	$70,895
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $474 and $365, respectively	$7,265	$3,225
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$9,920	$7,001
Distribution and servicing fees accrued during the period	$—	$1,333
Liabilities assumed at acquisition	$—	$815
Accrued capital expenditures	$1,268	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company has elected to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the special limited partner of the Operating Partnership.
The Company commenced the initial public offering of $2,350,000,000 in shares of common stock, or the Initial Offering, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP. The Company ceased offering shares of common stock pursuant to the Initial Offering on November 24, 2017. At the completion of the Initial Offering, the Company had accepted investors' subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to the DRIP, resulting in gross proceeds of $1,223,803,000.
During the year ended December 31, 2017, the Company filed a Registration Statement on Form S-3 to register 10,893,246 shares of common stock under the DRIP for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. On November 27, 2017, the Company commenced its follow-on offering of up to $1,000,000,000 in shares of common stock, or the Offering, and collectively with the Initial Offering and the DRIP Offering, the Offerings. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the U.S. Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company's board of directors.
As of March 14, 2018, the Company ceased offering shares of Class T common stock in the Offering. Commencing March 15, 2018, the Company is offering, in any combination with a dollar value up to the maximum offering amount, Class A shares of common stock at a price of $10.200 per share, Class I shares of common stock at a price of $9.273 per share, and Class T2 shares of common stock at a price of $9.714 per share. The offering prices are based on the most recent estimated per share net asset value of each of the Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees.
As of March 31, 2018, the Company had issued approximately 131,171,000 shares of Class A, Class I, Class T and Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $1,281,654,000, before share repurchases of $29,004,000, selling commissions and dealer manager fees of approximately $93,587,000 and other offering costs of approximately $24,389,000.
Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the acquisition and operational stages. The Advisor will also be eligible to receive fees during the liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offering. The Dealer Manager has received, and will continue to receive, fees for services related to the Initial Offering and the Offering.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. As of March 31, 2018, the Company owned 54 real estate investments, consisting of 72 properties.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto set forth in the Company's Annual Report on Form 10-K, filed with the SEC on March 21, 2018.
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
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents and restricted cash. This ASU states that transfers between cash, cash equivalents and restricted cash are not part of the Company’s operating, investing and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in a decrease of $2,000 in net cash provided by operating activities, an increase of $193,000 in net cash used in investing activities and an increase of $213,000 in net cash provided by financing activities for the three months ended March 31, 2017 on the condensed consolidated statements of cash flows.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Beginning of period:	2018	2017
Cash and cash equivalents	74,803	50,446
Restricted cash (1)	10,944	6,463
Cash, cash equivalents and restricted cash	$85,747	$56,909

End of period:
Cash and cash equivalents	76,734	64,414
Restricted cash (1)	12,885	6,481
Cash, cash equivalents and restricted cash	$89,619	$70,895

(1)	Included in Other assets, net in the accompanying condensed consolidated balance sheets.
Concentration of Credit Risk and Significant Leases
As of March 31, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of March 31, 2018, the Company owned real estate investments in 38 MSAs, two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Oklahoma City, Oklahoma MSA accounted for 16.1% and 10.1%, respectively, of contractual rental revenue for the three months ended March 31, 2018.
As of March 31, 2018, the Company had no exposure to tenant concentration that accounted for 10.0% or more of contractual rental revenue for the three months ended March 31, 2018.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. The Company will limit the number of shares repurchased pursuant to the share repurchase program as follows: during any calendar year, the Company will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
During the three months ended March 31, 2018, the Company received valid repurchase requests related to 917,212 Class A shares and Class T shares of common stock (842,952 Class A shares and 74,260 Class T shares), all of which were redeemed in full for an aggregate purchase price of approximately $8,420,000 (an average of $9.18 per share). During the three months ended March 31, 2017, the Company received valid repurchase requests related to 240,902 Class A shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $2,185,000 (an average of $9.07 per share).
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31,

2018 and 2017, diluted earnings per share reflected the effect of 18,000 and 17,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09, pending the resolution of the proposed amendment issued by the FASB in January 2018. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expresses. Rental property revenue is accounted in accordance with Accounting Standards Codification (ASC) 840, Leases. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there was no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of non-financial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company has not disposed any real estate properties, therefore, the adoption of ASU 2017-05 has no impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. The non-lease components would have to be evaluated under the revenue recognition guidance of ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Recoveries from tenants to be impacted by ASU 2014-09 will not be addressed until the Company's adoption of ASU 2016-02. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB proposed an amendment to ASU 2016-02 to simplify the guidance by allowing lessors to elect a practical expedient to allow lessors to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company will evaluate the impact of this amendment to the ASU when it is final.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact that ASU 2017-12 will have on the Company’s condensed consolidated financial statements.
Note 3—Real Estate Investments
During the three months ended March 31, 2018, the Company purchased a portfolio of two real estate properties, which was determined to be an asset acquisition. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocated the purchase price of the real estate portfolio to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the properties acquired during the three months ended March 31, 2018:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Rancho Cordova Data Center Portfolio	03/14/2018	100%	$52,087
The following table summarizes management's allocation of the real estate portfolio acquisition during the three months ended March 31, 2018, (amounts in thousands):

Total
Land	$3,703
Buildings and improvements	42,450
In-place leases	5,934
Total assets acquired	$52,087
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $1,127,000 related to properties acquired during the three months ended March 31, 2018. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three months ended March 31, 2018 and 2017, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	March 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $26,336 and $21,776, respectively (with a weighted average remaining life of 10.7 years and 11.0 years, respectively)	$149,968	$148,594
Above-market leases, net of accumulated amortization of $490 and $358, respectively (with a weighted average remaining life of 2.6 years and 2.8 years, respectively)	1,212	1,344
Ground lease interest, net of accumulated amortization of $30 and $28, respectively (with a weighted average remaining life of 65.6 years and 65.8 years, respectively)	614	616
	$151,794	$150,554
The aggregate weighted average remaining life of the acquired intangible assets was 10.9 years and 11.2 years as of March 31, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three months ended March 31, 2018 and 2017 was $4,694,000 and $2,358,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization of the in-place leases is included in depreciation and amortization, and amortization of the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	March 31, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $3,981 and $2,760, respectively (with a weighted average remaining life of 18.6 years and 18.7 years, respectively)	$60,073	$61,294
	$60,073	$61,294
Amortization of below-market leases for the three months ended March 31, 2018 and 2017 was $1,221,000 and $134,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Other Assets, Net
Other assets, net consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $3,874 and $3,426, respectively	$1,488	$1,850
Real estate escrow deposits	200	100
Restricted cash	12,885	10,944
Tenant receivables	5,572	4,916
Straight-line rent receivable	22,632	19,321
Prepaid and other assets	5,423	6,117
Derivative assets	8,448	3,934
	$56,648	$47,182

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of March 31, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$10,836	$13,220
Accrued interest expense	2,625	2,410
Accrued property taxes	2,579	1,532
Distributions payable to stockholders	6,760	6,566
Tenant deposits	696	682
Deferred rental income	4,567	3,277
Derivative liabilities	—	22
	$28,063	$27,709
Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$220,414	$220,436
Variable rate notes payable fixed through interest rate swaps	247,636	247,699
Total notes payable, principal amount outstanding	468,050	468,135
Unamortized deferred financing costs related to notes payable	(4,165)	(4,393)
Total notes payable, net of deferred financing costs	463,885	463,742
Secured credit facility:
Revolving line of credit	150,000	120,000
Term loan	100,000	100,000
Total secured credit facility, principal amount outstanding	250,000	220,000
Unamortized deferred financing costs related to the term loan secured credit facility	(526)	(601)
Total secured credit facility, net of deferred financing costs	249,474	219,399
Total debt outstanding	$713,359	$683,141
Significant debt activity for the three months ended March 31, 2018, excluding scheduled principal payments, includes:

•	During the three months ended March 31, 2018, the Company drew $30,000,000 on its secured credit facility related to a real estate portfolio acquisition.

•
During the three months ended March 31, 2018, the Company increased the borrowing base availability under the secured credit facility by $28,028,000 by adding two properties to the aggregate pool availability.

•
As of March 31, 2018, the Company had an aggregate pool availability under the secured credit facility of $427,371,000; however, the maximum commitment thereunder was $425,000,000. As of March 31, 2018, the aggregate outstanding principal balance was $250,000,000, and a total of $175,000,000 remained to be drawn on the secured credit facility.

The principal payments due on the notes payable and secured credit facility for the nine months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Nine months ending December 31, 2018 (1)	$150,338
2019	101,971
2020	4,635
2021	155,118
2022	164,847
Thereafter	141,141
$718,050

(1)
Of this amount, $150,000,000 relates to the revolving line of credit under the secured credit facility. As of March 31, 2018, the maturity date on the revolving line of credit was December 22, 2018, subject to the Company's right to two 12-month extension periods. On April 27, 2018, the Company extended the maturity date of the revolving line of credit under the secured credit facility to April 27, 2022, subject to the Company's right to a 12-month extension period. See Note 17—"Subsequent Events" for additional details.

Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of the Company's Initial Offering or Offering, respectively. Organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) associated with the Company's Initial Offering, which terminated on November 24, 2017, were approximately 2.0% of the gross proceeds. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) associated with the Company's Offering, which commenced on November 27, 2017, will be approximately 2.0% of the gross proceeds at the termination of the Offering. As of March 31, 2018, since inception, the Advisor and its affiliates incurred approximately $18,316,000 on the Company’s behalf in offering costs, the majority of which were incurred by the Dealer Manager. Of this amount, approximately $239,000 of other organization and offering costs remained accrued as of March 31, 2018. As of March 31, 2018, since inception, the Advisor paid approximately $495,000 to an affiliate of the Dealer Manager in other offering costs on the Company's behalf. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $1,019,000 and $3,083,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of gross assets (including amounts borrowed), which is payable monthly in arrears. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $3,099,000 and $2,006,000, respectively, in asset management fees.
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

The Company also will pay the Property Manager a separate fee for the one-time initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $1,037,000 and $671,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $23,000, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $111,000 and $159,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeds the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended March 31, 2018 and 2017, the Advisor allocated approximately $312,000 and $365,000, respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, the chairman of the Company's board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. The Company directly reimburses the Advisor any amounts of Ms. Ragone's salary that are allocated to the Company. For the three months ended March 31, 2018, the Advisor allocated approximately $39,000, which is included in general and administrative expenses in the Company's condensed consolidated statements of comprehensive income.
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to up to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of March 31, 2018, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of March 31, 2018, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of March 31, 2018, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of March 31, 2018, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions, dealer manager fees and distribution and servicing fees in connection with the purchase of shares of certain classes of common stock. All selling commissions are expected to be re-allowed to participating broker-dealers. The dealer manager fee may be partially re-allowed to participating broker-dealers. No selling commissions, dealer manager fees and distribution and servicing fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP.

Class A Shares
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A shares.
Class I Shares
The Company does not pay selling commissions with respect to Class I shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by our Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer.
Class T Shares
The Company paid the Dealer Manager selling commissions of up to 3% of the gross offering proceeds per Class T share. In addition, the Company paid the Dealer Manager a dealer manager fee up to 3% of gross offering proceeds from the sale of Class T shares. The Company ceased offering Class T shares in the Offering on March 14, 2018. Beginning on March 15, 2018, the Company offers Class T2 shares, as described below.
Class T2 Shares
The Company pays the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds per Class T2 share. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of Class T2 shares.
For the three months ended March 31, 2018 and 2017, the Company incurred approximately $1,689,000 and $4,945,000, respectively, for selling commissions and dealer manager fees in connection with the Offerings to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that are sold in the Company's Offerings.
The distribution and servicing fee is paid monthly in arrears. For the three months ended March 31, 2018, the Company incurred approximately $374,000 in distribution and servicing fees to the Dealer Manager, of which $348,000 related to the sale of Class T shares and $26,000 related to the sale of Class T2 shares. For the three months ended March 31, 2017, the Company incurred approximately $1,649,000 in distribution and servicing fees to the Dealer Manager, all of which related to the sale of Class T shares.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	March 31, 2018	December 31, 2017
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$1,055	$1,017
Carter Validus Real Estate Management Services II, LLC	Property management fees	497	463
Carter Validus Real Estate Management Services II, LLC	Construction management fees	18	39
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	160	182
Carter Validus Advisors II, LLC and its affiliates	Offering costs	239	167
SC Distributors, LLC	Distribution and servicing fees	12,908	13,376
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses and fees	5	5
		$14,882	$15,249
Note 10—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2018 and 2017.

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
Summary information for the reportable segments during the three months ended March 31, 2018 and 2017, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$23,721	$17,574	$41,295
Expenses:
Rental and parking expenses	(5,937)	(2,353)	(8,290)
Segment net operating income	$17,784	$15,221	33,005

Expenses:
General and administrative expenses			(943)
Asset management fees			(3,099)
Depreciation and amortization			(13,717)
Income from operations			15,246
Interest expense, net			(7,742)
Net income attributable to common stockholders			$7,504

	Data Centers	Healthcare	Three Months Ended March 31, 2017
Revenue:
Rental and tenant reimbursement revenue	$9,704	$14,318	$24,022
Expenses:
Rental expenses	(2,660)	(2,266)	(4,926)
Segment net operating income	$7,044	$12,052	19,096

Expenses:
General and administrative expenses			(925)
Asset management fees			(2,006)
Depreciation and amortization			(7,610)
Income from operations			8,555
Interest expense, net			(3,764)
Net income attributable to common stockholders			$4,791

Assets by each reportable segment as of March 31, 2018 and December 31, 2017 are as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Assets by segment:
Data centers	$953,272	$909,477
Healthcare	807,818	813,742
All other	70,993	54,725
Total assets	$1,832,083	$1,777,944
Capital additions and acquisitions by reportable segments for the three months ended March 31, 2018 and 2017 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Capital additions and acquisitions by segment:
Data centers	$52,213	$75,088
Healthcare	5,629	89,939
Total capital additions and acquisitions	$57,842	$165,027
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2018	$95,993
2019	129,861
2020	129,352
2021	131,373
2022	126,697
Thereafter	1,004,305
$1,617,581

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2018	$99
2019	132
2020	132
2021	132
2022	132
Thereafter	3,142
$3,769
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $212,467,000 and $211,011,000 as of March 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $220,414,000 and $220,436,000 as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $240,768,000 and $243,812,000 as of March 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $247,636,000 and $247,699,000 as of March 31, 2018 and December 31, 2017, respectively.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $150,000,000 and $120,000,000, which approximated its fair value as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $97,896,000 and $98,593,000 as of March 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $100,000,000 as of March 31, 2018 and December 31, 2017.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$8,448	$—	$8,448
Total assets at fair value	$—	$8,448	$—	$8,448

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,934	$—	$3,934
Total assets at fair value	$—	$3,934	$—	$3,934
Liabilities:
Derivative liabilities	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
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
During the three months ended March 31, 2018 and 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended March 31, 2018 and 2017, the Company recognized a loss of $39,000 and $8,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,343,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2018			December 31, 2017
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 11/16/2017	12/22/2020 to 11/16/2022	$347,636	$8,448	$—	$347,699	$3,934	$(22)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in the instruments at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income.
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
For the Three Months Ended March 31, 2018
Interest rate swaps	$4,446	Interest expense, net	$(129)
Total	$4,446		$(129)
For the Three Months Ended March 31, 2017
Interest rate swaps	$413	Interest expense, net	$(355)
Total	$413		$(355)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2018, there were no derivatives in a net liability position. Therefore, the fair value, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $0. As of March 31, 2018, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2018	$8,448	$—	$8,448	$—	$—	$8,448
December 31, 2017	$3,934	$—	$3,934	$—	$—	$3,934

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2017	$22	$—	$22	$—	$—	$22
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2018 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$3,710	$3,710
Other comprehensive income before reclassification	4,446	4,446
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	129	129
Other comprehensive income	4,575	4,575
Balance as of March 31, 2018	$8,285	$8,285
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2018	2017
Interest rate swap contracts	$129	$355	Interest expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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
Note 17—Subsequent Events
Distributions Paid to Stockholders
On April 2, 2018, the Company paid aggregate distributions of approximately $4,553,000 to Class A stockholders ($2,345,000 in cash and $2,208,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid aggregate distributions of approximately $4,420,000 to Class A stockholders ($2,269,000 in cash and $2,151,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018.
On April 2, 2018, the Company paid aggregate distributions of approximately $449,000 to Class I stockholders ($249,000 in cash and $200,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid aggregate distributions of approximately $459,000 to Class I stockholders ($253,000 in cash and $206,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018.
On April 2, 2018, the Company paid aggregate distributions of approximately $1,758,000 to Class T stockholders ($744,000 in cash and $1,014,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid aggregate distributions of approximately $1,711,000 to Class T stockholders ($722,000 in cash and $989,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018.
On May 1, 2018, the Company paid aggregate distributions of approximately $15,000 to Class T2 stockholders ($5,000 in cash and $10,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018.
Amended and Restated Credit Agreement
On April 27, 2018, the Operating Partnership and certain of the Company’s subsidiaries entered into the Third Amended and Restated Credit Agreement dated as of April 27, 2018 (the "A&R Credit Agreement") to add seven new lenders and to increase the maximum commitments available under the secured credit facility from $425,000,000 to an aggregate of up to $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Operating Partnership's right for one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the secured credit facility can be increased to $1,000,000,000.
In connection with the A&R Credit Agreement, the annual interest rate payable under the secured credit facility was decreased to, at the Operating Partnership's option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility, or the Unused Fee, is 0.25% per annum if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments, and 0.15% per annum if the average daily amount outstanding under the secured credit facility is greater than 50% of the lenders’ commitments. The Unused Fee is payable quarterly in arrears.
Distributions Authorized
Class A Shares
On May 3, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on June 1, 2018 and ending on August 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.200 per share of Class A common stock. The distributions declared for each record date in June 2018, July 2018 and August 2018 will be paid in July 2018, August 2018 and September 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On May 3, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on June 1, 2018 and ending on August 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.273 per share. The distributions declared for each record date in June 2018, July 2018 and August 2018 will be paid in July 2018, August 2018 and September 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On May 3, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on June 1, 2018 and ending on August 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001519750 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.766 per share. The distributions declared for each record date in June 2018, July 2018 and August 2018 will be paid in July 2018, August 2018 and September 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
On May 3, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on June 1, 2018 and ending on August 31, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001522356 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.72%, assuming a purchase price of $9.714 per share. The distributions declared for each record date in June 2018, July 2018 and August 2018 will be paid in July 2018, August 2018 and September 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Renewal of the Management Agreement
On May 3, 2018, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 19, 2018.
Renewal of the Advisory Agreement
On May 3, 2018, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated June 10, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of June 10, 2018.
Status of the Offering
As of May 4, 2018, the Company had accepted investors’ subscriptions for and issued approximately 86,019,000 shares of Class A common stock, 9,018,000 shares of Class I common stock, 37,868,000 shares of Class T common stock and 713,000 shares of Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $851,541,000, $82,505,000, $363,904,000 and $6,914,000, respectively. As of May 4, 2018, the Company had approximately $938,775,000 in Class A shares, Class I shares and Class T2 shares of common stock remaining in the Offering and approximately $80,094,000 in Class A shares, Class I shares, Class T shares and Class T2 shares of common stock remaining in the DRIP Offering.

Acquisitions
The following table summarizes the property acquired subsequent to March 31, 2018 and through May 10, 2018:

Property	Date Acquired	Purchase Price (2)	Ownership
Carrollton Healthcare Facility (1)	04/27/2018	$8,469,388	100%

(1)	The property is leased to two tenants.

(2)	The property acquisition was funded using the Company's Offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 21, 2018, or the 2017 Annual Report on Form 10-K.
The terms “we,” “our,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or Estimated Per Share NAV, of $9.18 as of June 30, 2017, of each of our Class A common stock, Class I common stock and Class T common stock for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share, and $9.766 per Class T share, effective October 1, 2017. Further, our board of directors approved $9.18 as the per share purchase price of Class A shares, Class I shares and Class T shares pursuant to the DRIP, effective October 1, 2017. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
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
We ceased offering shares of Class T common stock in our Offering on March 14, 2018. As of March 15, 2018, we are offering, in any combination with a dollar value up to the maximum offering amount, shares of Class A common stock at a price of $10.200 per share, shares of Class I common stock at a price of $9.273 per share, and shares of Class T2 common stock at a price of $9.714 per share. The offering prices are based on the Estimated Per Share NAV of $9.18 of each of our Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees. We refer to the "Offering", "Initial Offering" and "DRIP Offering" collectively as the "Offerings".
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
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offerings. The Dealer Manager has received, and will continue to receive, fees for services related to our Initial Offering and the Offering.
Effective April 10, 2018, John E. Carter resigned as Chief Executive Officer of the Company. Mr. Carter remains with the Company as the Chairman of the board of directors, or the Board. In connection with the resignation of Mr. Carter as Chief Executive Officer, the Board appointed Michael A. Seton to serve as Chief Executive Officer of the Company, effective April 10, 2018. Mr. Seton continues to serve as President of the Company.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2018, we had purchased 54 real estate investments, consisting of 72 properties, comprising approximately 5,323,000 of rental square feet for an aggregate purchase price of approximately $1,663,142,000.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and qualify,to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
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
Factors that May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2018 and 2017:

	March 31,
	2018	2017
Number of commercial operating real estate properties(1)	71	55
Leased rentable square feet	5,184,000	3,378,000
Weighted average percentage of rentable square feet leased	97.4%	99.6%

(1)	As of March 31, 2018, we owned 72 real estate properties, one of which was under construction. As of March 31, 2017, we owned 57 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Commercial operating real estate properties acquired	2	6
Approximate aggregate purchase price of acquired real estate properties	$52,087,000	$157,690,000
Leased rentable square feet	109,000	406,000
The following discussion is based on our condensed consolidated financial statements for the three months March 31, 2018 and 2017.

This section describes and compares our results of operations for the three months ended March 31, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change

Same store rental and parking revenue	$19,428	$19,415	$13
Non-same store rental and parking revenue	16,233	248	15,985
Same store tenant reimbursement revenue	4,396	4,325	71
Non-same store tenant reimbursement revenue	1,204	15	1,189
Other operating income	34	19	15
Total revenue	$41,295	$24,022	$17,273

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 1.98% at our same store properties, which was offset entirely by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 21 operating properties and placing in service one development property since January 1, 2017.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change

Same store rental and parking expenses	$5,021	$4,911	$110
Non-same store rental and parking expenses	3,269	15	3,254
General and administrative expenses	943	925	18
Asset management fees	3,099	2,006	1,093
Depreciation and amortization	13,717	7,610	6,107
Total expenses	$26,049	$15,467	$10,582

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 21 operating properties and placing in service one development property since January 1, 2017.

•	Asset management fees increased due to an increase in our investments.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Interest expense, net:
Interest on notes payable	$(5,199)	$(1,861)	$(3,338)
Interest on secured credit facility	(2,320)	(1,748)	(572)
Amortization of deferred financing costs	(756)	(561)	(195)
Cash deposits interest	59	41	18
Capitalized interest	474	365	109
Total interest expense, net	$(7,742)	$(3,764)	$(3,978)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable to $468.1 million for the three months ended March 31, 2018, as compared to $165.2 million for the three months ended March 31, 2017, coupled with an increase in interest rates for the twelve month-period.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.
Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds from the Initial Offering or the Offering, as applicable, as of the date of the reimbursement. Other offering costs associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately 2.0% of the gross offering proceeds. We expect that other offering costs associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 2.0% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $18,316,000 as of March 31, 2018. As of March 31, 2018, we reimbursed our Advisor or its affiliates approximately $17,582,000 in other offering costs. In addition, we paid our Advisor or its affiliates $495,000 in other offering costs related to subscription agreements. As of March 31, 2018, we accrued approximately $239,000 of other offering costs to our Advisor and its affiliates. As of March 31, 2018, we incurred approximately $93,587,000 in selling commissions and dealer manager fees and $16,204,000 in distribution and servicing fees to our Dealer Manager. As of March 31, 2018, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $24,389,000.
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
Capital Expenditures
We will require approximately $11.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2018, we had $7.9 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2018, we had approximately $76.7 million in cash and cash equivalents. For the three months ended March 31, 2018, we incurred capital expenditures of $5.8 million that primarily related to two healthcare real estate investments.
Credit Facility
As of March 31, 2018, the maximum commitments available under the secured credit facility were $425,000,000, consisting of a $325,000,000 revolving line of credit, with a maturity date of December 22, 2018, subject to our Operating Partnership's right to two, 12-month extension periods, and a $100,000,000 term loan, with a maturity date of December 22, 2019, subject to our Operating Partnership's right to one, 12-month extension period.
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
As of March 31, 2018, we had a total pool availability under the secured credit facility of $427,371,000; however, the maximum commitment thereunder was $425,000,000. As of March 31, 2018, we had an aggregate outstanding principal balance of $250,000,000, and $175,000,000 remained available to be drawn on the secured credit facility.
On April 27, 2018, the Operating Partnership and certain of our subsidiaries entered into an amended and restated credit agreement related to our secured credit facility. See Note 17—"Subsequent Events" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Cash Flows
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$19,293	$12,769	$6,524
Net cash (used in) investing activities	$(57,942)	$(168,357)	$110,415
Net cash provided by financing activities	$42,521	$169,574	$(127,053)
Operating Activities

•
Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses primarily related to real estate acquisitions for the past twelve month-period.

Investing Activities

•
Net cash used in investing activities decreased primarily due to an decrease in investments in real estate of $104.8 million, a decrease in capital expenditures of $2.4 million and a decrease in real estate deposits, net of $3.2 million.

Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from the secured credit facility of $90.0 million, a decrease in proceeds from the issuance of common stock of $35.9 million, a decrease in proceeds from notes payable of $25.0 million, an increase in repurchases of our common stock of $6.3 million, an increase in distributions to our stockholders of $3.4 million, offset by a decrease in payments on the secured credit facility of $30.0 million, a decrease in the payment of offering costs on our common stock of $3.0 million and a decrease in the payment of deferred financing costs of $0.5 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended March 31,
	2018		2017
Distributions paid in cash - common stockholders	$9,333		$5,977
Distributions reinvested	9,920		7,001
Total distributions	$19,253		$12,978
Source of distributions:
Cash flows provided by operations (1)	$9,333	48%	$5,977	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	9,920	52%	7,001	54%
Total sources	$19,253	100%	$12,978	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of March 31, 2018 were approximately $6.8 million for common stockholders. These distributions were paid on April 2, 2018.
For the three months ended March 31, 2018, we declared and paid distributions of approximately $19.3 million to Class A stockholders, Class I stockholders and Class T stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2018 of approximately $21.2 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2018, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of March 31, 2018, we had approximately $718.1 million of principal debt outstanding, of which $468.1 million related to notes payable and $250.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2018 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$87	$2,179	$77,695	$140,453	$220,414
Interest payments—fixed rate debt	9,546	19,026	14,708	21,023	64,303
Principal payments—variable rate debt fixed through interest rate swap (1)	506	105,454	241,676	—	347,636
Interest payments—variable rate debt fixed through interest rate swap (2)	11,385	21,422	13,572	—	46,379
Principal payments—variable rate debt (3)	150,000	—	—	—	150,000
Interest payments—variable rate debt (4)	4,423	—	—	—	4,423
Capital expenditures	11,513	—	—	—	11,513
Ground lease payments	545	1,089	1,089	5,070	7,793
Total	$188,005	$149,170	$348,740	$166,546	$852,461

(1)	As of March 31, 2018, we had $347.6 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2018 to calculate the debt payment obligations in future periods.

(3)
This relates to the revolving line of credit under the secured credit facility. As of March 31, 2018, the maturity date on the revolving line of credit was December 22, 2018, subject to our right to two 12-month extension periods. On April 27, 2018, we extended the maturity date of the revolving line of credit under the secured credit facility to April 27, 2022, subject to our right to a 12-month extension period. See Note 17—"Subsequent Events" for additional details.

(4)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of March 31, 2018 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s guidelines are not applicable to us.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$7,504	$4,791
Adjustments:
Depreciation and amortization	13,717	7,610
FFO attributable to common stockholders	$21,221	$12,401
Adjustments:
Amortization of intangible assets and liabilities (1)	(1,087)	(125)
Straight-line rents (2)	(3,311)	(2,232)
Ineffectiveness of interest rate swaps	39	8
MFFO attributable to common stockholders	$16,862	$10,052
Weighted average common shares outstanding - basic	126,384,346	86,482,927
Weighted average common shares outstanding - diluted	126,401,940	86,499,543
Net income per common share - basic	$0.06	$0.06
Net income per common share - diluted	$0.06	$0.06
FFO per common share - basic	$0.17	$0.14
FFO per common share - diluted	$0.17	$0.14

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
The following table summarizes our principal debt outstanding as of March 31, 2018 (amounts in thousands):

March 31, 2018
Notes payable:
Fixed rate notes payable	$220,414
Variable rate notes payable fixed through interest rate swaps	247,636
Total notes payable	468,050
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	150,000
Total secured credit facility	250,000
Total principal debt outstanding (1)	$718,050

(1)	As of March 31, 2018, the weighted average interest rate on our total debt outstanding was 4.22%.
As of March 31, 2018, $150.0 million of the $718.1 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.93% per annum. As of March 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $0.8 million per year.
As of March 31, 2018, we had 13 interest rate swap agreements outstanding, which mature on various dates from December 2020 to November 2022. As of March 31, 2018, the aggregate settlement asset value was $8.5 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $14.2 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2018 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 21, 2018, except as noted below.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of this Offering, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2018, our cash flows provided by operations of approximately $19.3 million, covered 100% of our distributions paid (total distributions were approximately $19.3 million, of which $9.4 million was cash and $9.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of March 31, 2018, we owned 54 real estate investments, located in 38 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, of which two MSAs accounted for 10.0% or more of our contractual rental revenue for the year ended March 31, 2018. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Oklahoma City, Oklahoma MSA accounted for 16.1% and 10.1%, respectively, of our contractual rental revenue for the year ended March 31, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
As of March 31, 2018, approximately 14.8% of our tenants had an investment grade credit rating from a major ratings agency, 22.3% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 62.9% of our tenants are not rated.  Approximately 18.0% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the DOL further delayed the implementation of certain requirements and exemptions until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the DOL announced a new temporary enforcement policy which provides that the DOL “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the DOL has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the DOL will do in the future with respect to the final regulation - the DOL could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.
The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations and the SEC’s proposed rules on purchasing and holding interests in our company. The final regulation and the SEC’s proposed rules could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2018, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Use of Public Offering Proceeds
We commenced our Initial Offering of up to $2,350,000,000 of shares of our common stock consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our DRIP on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017.
On November 27, 2017, we began offering up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock in the Offering pursuant to a registration statement on Form S-11, or the Follow-On Registration Statement. Beginning on March 15, 2018, we were offering up to $1,000,000,000 in shares of Class A common stock, Class I common stock and Class T2 common stock pursuant to the Follow-On Registration Statement.
On December 1, 2017, we commenced our DRIP Offering of up to $100,000,000 in shares of Class A common stock, Class I common stock and Class T common stock pursuant to the DRIP Registration Statement. We amended the DRIP Registration Statement to include Class A common stock, Class T common stock, Class I common stock and Class T2 common stock on December 6, 2017.
As of March 31, 2018, we had issued approximately 131.2 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1,281.7 million, of which we paid $93.6 million in selling commissions and dealer manager fees, approximately $24.4 million in organization and offering costs and approximately $33.8 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.7 billion in real estate investments as of March 31, 2018. In addition, we invested $47.8 million in expenditures for capital improvements related to certain real estate investments.
As of March 31, 2018, approximately $0.2 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offerings, excluding distribution and servicing fees.
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
During the three months ended March 31, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Numbers of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
01/01/2018 - 01/31/2018	198,888	$9.18	198,888	$—
02/01/2018 - 02/28/2018	344,859	$9.18	344,859	$—
03/01/2018 - 03/31/2018	373,465	$9.18	373,465	$—
Total	917,212		917,212

During the three months ended March 31, 2018, we repurchased approximately $8,420,000 of Class A shares and Class T shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the March 31, 2018 repurchase date.
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

4.3
Automatic Purchase Program Enrollment Form (included as Appendix D to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017(File No. 333-217579)).

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

4.6
Form of Multi-Product Subscription Agreement (included as Appendix F to Supplement No. 5 to the prospectus, incorporated by reference to the Registrant's Supplement No. 5 to the prospectus filed pursuant to Rule 424(b)(3), filed on February 22, 2018 (File No. 333-217579)).

10.1
Eighth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated February 21, 2018 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 21, 2018, and incorporated herein by reference).

10.2
Third Amendment to Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated February 21, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 21, 2018, and incorporated herein by reference).

10.3
Ninth Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated March 12, 2018 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 13, 2018, and incorporated herein by reference).

10.4
Joinder Agreement, dated March 14, 2018, by DCPII-SAC-3065 GOLD CAMP DRIVE, LLC and DCPII-SAC-11085 SUN CENTER DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 16, 2018, and incorporated herein by reference).

10.5
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

10.6
Joinder Agreement, dated April 5, 2018, by DCII-4121 PERIMETER CENTER PLACE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 9, 2018, and incorporated herein by reference).

10.7
Amendment to Collateral Assignment of Interests, dated April 5, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 9, 2018, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 21, 2018, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)