Form 10-Q
period 2018-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2018-08-14
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2018, there were approximately 82,306,000 shares of Class A common stock, 10,451,000 shares of Class I common stock, 37,820,000 shares of Class T common stock and 1,926,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Real estate:
Land	$242,624	$223,277
Buildings and improvements, less accumulated depreciation of $64,378 and $45,789, respectively	1,328,334	1,250,794
Construction in progress	36,538	31,334
Total real estate, net	1,607,496	1,505,405
Cash and cash equivalents	73,241	74,803
Acquired intangible assets, less accumulated amortization of $31,803 and $22,162, respectively	153,732	150,554
Other assets, net	67,295	47,182
Total assets	$1,901,764	$1,777,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,925 and $4,393, respectively	$464,038	$463,742
Credit facility, net of deferred financing costs of $2,776 and $601, respectively	307,224	219,399
Accounts payable due to affiliates	14,445	15,249
Accounts payable and other liabilities	26,226	27,709
Intangible lease liabilities, less accumulated amortization of $5,202 and $2,760, respectively	58,852	61,294
Total liabilities	870,785	787,393
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 135,825,553 and 126,559,834 shares issued, respectively; 131,076,694 and 124,327,777 shares outstanding, respectively	1,311	1,243
Additional paid-in capital	1,143,830	1,084,905
Accumulated distributions in excess of earnings	(124,267)	(99,309)
Accumulated other comprehensive income	10,103	3,710
Total stockholders’ equity	1,030,977	990,549
Noncontrolling interests	2	2
Total equity	1,030,979	990,551
Total liabilities and stockholders’ equity	$1,901,764	$1,777,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental and parking revenue	$37,810	$23,684	$73,505	$43,366
Tenant reimbursement revenue	6,140	3,918	11,740	8,258
Total revenue	43,950	27,602	85,245	51,624
Expenses:
Rental and parking expenses	9,702	5,300	17,992	10,226
General and administrative expenses	1,339	1,212	2,282	2,137
Asset management fees	3,233	2,351	6,332	4,357
Depreciation and amortization	14,282	9,025	27,999	16,635
Total expenses	28,556	17,888	54,605	33,355
Income from operations	15,394	9,714	30,640	18,269
Interest expense, net	8,208	5,073	15,950	8,837
Net income attributable to common stockholders	$7,186	$4,641	$14,690	$9,432
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$1,818	$(706)	$6,393	$62
Other comprehensive income (loss) attributable to common stockholders	1,818	(706)	6,393	62
Comprehensive income attributable to common stockholders	$9,004	$3,935	$21,083	$9,494
Weighted average number of common shares outstanding:
Basic	129,926,130	94,910,818	128,165,022	90,721,343
Diluted	129,948,432	94,925,665	128,187,423	90,737,075
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.05	$0.11	$0.10
Diluted	$0.06	$0.05	$0.11	$0.10
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	7,049,627	71	67,873	—	—	67,944	—	67,944
Issuance of common stock under the distribution reinvestment plan	2,200,342	22	20,177	—	—	20,199	—	20,199
Vesting of restricted common stock	2,250	—	44	—	—	44	—	44
Commissions on sale of common stock and related dealer manager fees	—	—	(3,229)	—	—	(3,229)	—	(3,229)
Distribution and servicing fees	—	—	(694)	—	—	(694)	—	(694)
Other offering costs	—	—	(2,291)	—	—	(2,291)	—	(2,291)
Repurchase of common stock	(2,503,302)	(25)	(22,955)	—	—	(22,980)	—	(22,980)
Distributions declared to common stockholders	—	—	—	(39,648)	—	(39,648)	—	(39,648)
Other comprehensive income	—	—	—	—	6,393	6,393	—	6,393
Net income	—	—	—	14,690	—	14,690	—	14,690
Balance, June 30, 2018	131,076,694	$1,311	$1,143,830	$(124,267)	$10,103	$1,030,977	$2	$1,030,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,690	$9,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,999	16,635
Amortization of deferred financing costs	1,605	1,185
Amortization of above-market leases	270	39
Amortization of intangible lease liabilities	(2,442)	(386)
Straight-line rent	(6,683)	(4,842)
Stock-based compensation	44	34
Ineffectiveness of interest rate swaps	77	(2)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	3,955	4,853
Accounts payable due to affiliates	118	632
Other assets	(969)	(1,391)
Net cash provided by operating activities	38,664	26,189
Cash flows from investing activities:
Investment in real estate	(126,908)	(405,569)
Acquisition costs capitalized subsequent to acquisition	—	(44)
Capital expenditures	(12,053)	(13,692)
Real estate deposits, net	—	290
Net cash used in investing activities	(138,961)	(419,015)
Cash flows from financing activities:
Proceeds from issuance of common stock	67,944	155,800
Proceeds from notes payable	—	248,299
Payments on notes payable	(172)	—
Proceeds from credit facility	90,000	175,000
Payments on credit facility	—	(120,000)
Payments of deferred financing costs	(4,797)	(2,551)
Repurchases of common stock	(22,980)	(4,830)
Offering costs on issuance of common stock	(7,241)	(14,621)
Distributions to stockholders	(19,309)	(12,812)
Net cash provided by financing activities	103,445	424,285
Net change in cash, cash equivalents and restricted cash	3,148	31,459
Cash, cash equivalents and restricted cash - Beginning of period	85,747	56,909
Cash, cash equivalents and restricted cash - End of period	$88,895	$88,368
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $989 and $835, respectively	$7,802	$7,882
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$20,199	$14,649
Distribution and servicing fees accrued during the period	$—	$3,725
Liabilities assumed at acquisition	$—	$815
Accrued capital expenditures	$—	$3,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
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
The Company commenced the initial public offering of $2,350,000,000 in shares of common stock, or the Initial Offering, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP. The Company ceased offering shares of common stock pursuant to the Initial Offering on November 24, 2017. At the completion of the Initial Offering, the Company had accepted investors' subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to the DRIP, resulting in gross proceeds of $1,223,803,000. On October 13, 2017, the Company filed a Registration Statement on Form S-3 to register 10,893,246 shares of common stock under the DRIP for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the U.S. Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company's board of directors.
On November 27, 2017, the Company commenced its follow-on offering of up to $1,000,000,000 in shares of common stock, or the Offering, and collectively with the Initial Offering and the DRIP Offering, the Offerings. As of March 14, 2018, the Company ceased offering shares of Class T common stock in the Offering and began offering shares of Class T2 common stock in the Offering on March 15, 2018. The Company continues to offer shares of Class T common stock in the DRIP Offering. The Company is currently offering, in any combination with a dollar value up to the maximum offering amount, Class A shares of common stock at a price of $10.200 per share, Class I shares of common stock at a price of $9.273 per share, and Class T2 shares of common stock at a price of $9.714 per share in the Offerings. The offering prices are based on the most recent estimated per share net asset value of each of the Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees.
As of June 30, 2018, the Company had issued approximately 135,810,000 shares of Class A, Class I, Class T and Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $1,325,781,000, before share repurchases of $43,564,000, selling commissions and dealer manager fees of approximately $95,127,000 and other offering costs of approximately $25,648,000.
Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the Company's acquisition and operational stages. The Advisor will also be eligible to receive fees during the Company's liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, serves as the dealer manager of the Offering. The Dealer Manager has received fees for services related to the Initial Offering, and has received, and will continue to receive, fees for services related to the Offering.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. As of June 30, 2018, the Company owned 57 real estate investments, consisting of 75 properties.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
Beginning of period:	2018	2017
Cash and cash equivalents	74,803	50,446
Restricted cash	10,944	6,463
Cash, cash equivalents and restricted cash	$85,747	$56,909

End of period:
Cash and cash equivalents	73,241	74,350
Restricted cash	15,654	14,018
Cash, cash equivalents and restricted cash	$88,895	$88,368
Concentration of Credit Risk and Significant Leases
As of June 30, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of June 30, 2018, the Company owned real estate investments in 38 MSAs, two of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 17.7% and 10.0%, respectively, of rental revenue for the six months ended June 30, 2018.
As of June 30, 2018, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the six months ended June 30, 2018.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
During the six months ended June 30, 2018, the Company received valid repurchase requests related to 2,503,302 Class A shares, Class I shares and Class T shares of common stock (2,212,017 Class A shares, 21,085 Class I shares and 270,200 Class T shares), all of which were redeemed in full for an aggregate purchase price of approximately $22,980,000 (an average of $9.18 per share). During the six months ended June 30, 2017, the Company received valid repurchase requests related to 532,599 Class A and Class T shares of common stock (519,091 Class A shares and 13,508 Class T shares), all of which were redeemed in full for an aggregate purchase price of approximately $4,830,000 (an average of $9.07 per share).
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended June 30, 2018 and 2017, diluted earnings per share reflected the effect of approximately 22,000 and 15,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the six months ended June 30, 2018 and 2017, diluted earnings per share reflected the effect of approximately 22,000 and 16,000 and shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09, pending the resolution of the proposed amendment issued by the FASB in January 2018. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with Accounting Standards Codification (ASC) 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there were no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of non-financial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-

financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company has not disposed any real estate properties, therefore, the adoption of ASU 2017-05 has no impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. Recoveries from tenants will not be addressed until the Company's adoption of ASU 2016-02, considering its revisions to accounting for common area maintenance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company is in process of evaluating the impact that ASU 2018-11 will have on the Company's condensed consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts may be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable and straight-line rent receivable. As of June 30, 2018, there were no allowances for doubtful accounts recorded in the Company's condensed consolidated financial statements.
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

Note 3—Real Estate Investments
During the six months ended June 30, 2018, the Company purchased four real estate investments, consisting of five properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the properties acquired during the six months ended June 30, 2018:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Rancho Cordova Data Center Portfolio (1)	03/14/2018	100%	$52,087
Carrollton Healthcare Facility	04/27/2018	100%	8,699
Oceans Katy Behavioral Health Hospital	06/08/2018	100%	15,715
San Jose Data Center	06/13/2018	100%	50,407
Total			$126,908

(1)	The Rancho Cordova Data Center Portfolio consists of two properties.
The following table summarizes the Company's allocation of the real estate acquisitions during the six months ended June 30, 2018, (amounts in thousands):

Total
Land	$19,347
Buildings and improvements	94,654
In-place leases	12,819
Tenant improvements	88
Total assets acquired	$126,908
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $1,882,000 and $3,009,000 related to properties acquired during the three and six months ended June 30, 2018, respectively, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three and six months ended June 30, 2018, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	June 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $31,147 and $21,776, respectively (with a weighted average remaining life of 10.4 years and 11.0 years, respectively)	$152,042	$148,594
Above-market leases, net of accumulated amortization of $623 and $358, respectively (with a weighted average remaining life of 2.3 years and 2.8 years, respectively)	1,079	1,344
Ground lease interest, net of accumulated amortization of $33 and $28, respectively (with a weighted average remaining life of 65.3 years and 65.8 years, respectively)	611	616
	$153,732	$150,554
The aggregate weighted average remaining life of the acquired intangible assets was 10.6 years and 11.2 years as of June 30, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three months ended June 30, 2018 and 2017 was $4,947,000 and $2,845,000, respectively, and for the six months ended June 30, 2018 and 2017 was $9,641,000 and $5,203,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization of the in-place leases is included in depreciation and amortization, and amortization of the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	June 30, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $5,202 and $2,760, respectively (with a weighted average remaining life of 18.2 years and 18.7 years, respectively)	$58,852	$61,294
	$58,852	$61,294
Amortization of below-market leases for the three months ended June 30, 2018 and 2017 was $1,221,000 and $252,000, respectively, and for the six months ended June 30, 2018 and 2017 was $2,442,000 and $386,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $4,243 and $3,426, respectively	$3,348	$1,850
Real estate escrow deposits	100	100
Restricted cash	15,654	10,944
Tenant receivables	4,548	4,916
Straight-line rent receivable	26,004	19,321
Prepaid and other assets	7,413	6,117
Derivative assets	10,228	3,934
	$67,295	$47,182

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$6,434	$13,220
Accrued interest expense	2,725	2,410
Accrued property taxes	3,689	1,532
Distributions payable to stockholders	6,706	6,566
Tenant deposits	753	682
Deferred rental income	5,919	3,277
Derivative liabilities	—	22
	$26,226	$27,709
Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of June 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$220,393	$220,436
Variable rate notes payable fixed through interest rate swaps	247,570	247,699
Total notes payable, principal amount outstanding	467,963	468,135
Unamortized deferred financing costs related to notes payable	(3,925)	(4,393)
Total notes payable, net of deferred financing costs	464,038	463,742
Secured credit facility:
Revolving line of credit	60,000	120,000
Term loan	250,000	100,000
Total secured credit facility, principal amount outstanding	310,000	220,000
Unamortized deferred financing costs related to the term loan secured credit facility	(2,776)	(601)
Total secured credit facility, net of deferred financing costs	307,224	219,399
Total debt outstanding	$771,262	$683,141
Significant debt activity for the six months ended June 30, 2018, excluding scheduled principal payments, includes:

•
On April 27, 2018, the Operating Partnership and certain of the Company’s subsidiaries entered into the Third Amended and Restated Credit Agreement (the "A&R Credit Agreement") to add seven new lenders and to increase the maximum commitments available under the secured credit facility from $425,000,000 to an aggregate of up to $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Operating Partnership's right for one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023. In connection with the A&R Credit Agreement, during the three months ended June 30, 2018, the Company converted $150,000,000 of the outstanding balance on its revolving line of credit into $150,000,000 outstanding on its term loan. The annual interest rate payable under the secured credit facility was decreased to, at the Operating Partnership's option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership.

•	During the six months ended June 30, 2018, the Company drew $90,000,000 on its secured credit facility related to three real estate acquisitions.

•
During the six months ended June 30, 2018, the Company increased the borrowing base availability under the secured credit facility by $94,160,000 by adding six properties to the aggregate pool availability.

•
As of June 30, 2018, the Company had an aggregate pool availability under the secured credit facility of $498,584,000. As of June 30, 2018, the aggregate outstanding principal balance was $310,000,000, and a total of $188,584,000 remained to be drawn on the secured credit facility.

The principal payments due on the notes payable and secured credit facility for the six months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Six months ending December 31, 2018	$227
2019	1,970
2020	4,535
2021	155,118
2022	224,971
Thereafter	391,142
$777,963
Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of the Company's Initial Offering or Offering, respectively. Organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) associated with the Company's Initial Offering, which terminated on November 24, 2017, were approximately 2.0% of the gross proceeds. The Company expects that organization and offering expenses (other than selling commissions, dealer manager fees and distribution and servicing fees) associated with the Company's Offering, which commenced on November 27, 2017, will be approximately 2.0% of the gross proceeds at the termination of the Offering. As of June 30, 2018, since inception, the Advisor and its affiliates incurred approximately $19,024,000 on the Company’s behalf in offering costs, the majority of which were incurred by the Dealer Manager. Of this amount, approximately $290,000 of other organization and offering costs remained accrued as of June 30, 2018. As of June 30, 2018, the Company reimbursed the Advisor or its affiliates approximately $18,212,000 in other offering costs. As of June 30, 2018, since inception, the Company paid approximately $522,000 to an affiliate of the Dealer Manager in other offering costs. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $1,459,000 and $4,873,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred $2,478,000 and $7,956,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $3,233,000 and $2,351,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred approximately $6,332,000 and $4,357,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the

Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $1,128,000 and $738,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred $2,165,000 and $1,409,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $431,000 and $0, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred $431,000 and $23,000, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $62,000 and $244,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred approximately $173,000 and $403,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended June 30, 2018 and 2017, the Advisor allocated approximately $385,000 and $482,000, respectively, and for the six months ended June 30, 2018 and 2017, the Advisor allocated approximately $697,000 and $847,000, respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, the chairman of the Company's board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. Effective June, 18, 2018, Ms. Ragone is no longer employed by the Advisor. The Company directly reimbursed the Advisor any amounts of Ms. Ragone's salary that were allocated to the Company. For the three and six months ended June 30, 2018, the Advisor allocated approximately $28,000 and $69,000, respectively, which is included in general and administrative expenses in the Company's condensed consolidated statements of comprehensive income.
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of June 30, 2018, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of June 30, 2018, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of June 30, 2018, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2018, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays the Dealer Manager selling commissions, dealer manager fees and distribution and servicing fees in connection with the purchase of shares of certain classes of common stock. All selling commissions are expected to be re-

allowed to participating broker-dealers. The dealer manager fee may be partially re-allowed to participating broker-dealers. No selling commissions, dealer manager fees and distribution and servicing fees will be paid in connection with purchases of shares of any class made pursuant to the DRIP.
Class A Shares
The Company pays the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A shares.
Class I Shares
The Company does not pay selling commissions with respect to Class I shares. The Dealer Manager may receive up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% will be funded by the Advisor without reimbursement from the Company. The 1.0% of the dealer manager fee paid from offering proceeds will be waived in the event an investor purchases Class I shares through a registered investment advisor that is not affiliated with a broker dealer.
Class T Shares
The Company paid the Dealer Manager selling commissions of up to 3.0% of the gross offering proceeds per Class T share. In addition, the Company paid the Dealer Manager a dealer manager fee up to 3.0% of gross offering proceeds from the sale of Class T shares. The Company ceased offering Class T shares in the Offering on March 14, 2018. Beginning on March 15, 2018, the Company offers Class T2 shares, as described below.
Class T2 Shares
The Company pays the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds per Class T2 share. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of Class T2 shares.
For the three months ended June 30, 2018 and 2017, the Company incurred approximately $1,540,000 and $5,313,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred approximately $3,229,000 and $10,258,000, respectively, for selling commissions and dealer manager fees in connection with the Offerings to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that are sold in the Company's Offerings.
The distribution and servicing fee is paid monthly in arrears. For the three months ended June 30, 2018 and 2017, the Company incurred approximately $320,000 and $2,810,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred $694,000 and $4,459,000, respectively, in distribution and servicing fees to the Dealer Manager.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	June 30, 2018	December 31, 2017
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$1,104	$1,017
Carter Validus Real Estate Management Services II, LLC	Property management fees	527	463
Carter Validus Real Estate Management Services II, LLC	Construction management fees	29	39
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	147	182
Carter Validus Advisors II, LLC and its affiliates	Offering costs	290	167
SC Distributors, LLC	Distribution and servicing fees	12,341	13,376
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses	—	5
Carter Validus Real Estate Management Services II, LLC	Leasing commissions	7	—
		$14,445	$15,249
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

Summary information for the reportable segments during the three and six months ended June 30, 2018 and 2017, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended June 30, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$25,879	$18,071	$43,950
Expenses:
Rental and parking expenses	(7,200)	(2,502)	(9,702)
Segment net operating income	$18,679	$15,569	34,248

Expenses:
General and administrative expenses			(1,339)
Asset management fees			(3,233)
Depreciation and amortization			(14,282)
Income from operations			15,394
Interest expense, net			(8,208)
Net income attributable to common stockholders			$7,186

	Data Center	Healthcare	Three Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$11,761	$15,841	$27,602
Expenses:
Rental and parking expenses	(3,027)	(2,273)	(5,300)
Segment net operating income	$8,734	$13,568	22,302

Expenses:
General and administrative expenses			(1,212)
Asset management fees			(2,351)
Depreciation and amortization			(9,025)
Income from operations			9,714
Interest expense, net			(5,073)
Net income attributable to common stockholders			$4,641

	Data Centers	Healthcare	Six Months Ended June 30, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$49,600	$35,645	$85,245
Expenses:
Rental and parking expenses	(13,137)	(4,855)	(17,992)
Segment net operating income	$36,463	$30,790	67,253

Expenses:
General and administrative expenses			(2,282)
Asset management fees			(6,332)
Depreciation and amortization			(27,999)
Income from operations			30,640
Interest expense, net			(15,950)
Net income attributable to common stockholders			$14,690

	Data Centers	Healthcare	Six Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$21,465	$30,159	$51,624
Expenses:
Rental and parking expenses	(5,687)	(4,539)	(10,226)
Segment net operating income	$15,778	$25,620	41,398

Expenses:
General and administrative expenses			(2,137)
Asset management fees			(4,357)
Depreciation and amortization			(16,635)
Income from operations			18,269
Interest expense, net			(8,837)
Net income attributable to common stockholders			$9,432
There were no intersegment sales or transfers during the three and six months ended June 30, 2018 and 2017.
Assets by each reportable segment as of June 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Assets by segment:
Data centers	$1,003,283	$909,477
Healthcare	829,305	813,742
All other	69,176	54,725
Total assets	$1,901,764	$1,777,944

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2018 and 2017 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Capital additions and acquisitions by segment:
Data centers	$103,865	$308,931
Healthcare	35,096	110,374
Total capital additions and acquisitions	$138,961	$419,305
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the six months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2018	$66,563
2019	135,011
2020	134,630
2021	136,763
2022	132,149
Thereafter	1,026,775
$1,631,891
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the six months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2018	$66
2019	132
2020	132
2021	132
2022	132
Thereafter	3,142
$3,736
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $210,805,000 and $211,011,000 as of June 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $220,393,000 and $220,436,000 as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $239,119,000 and $243,812,000 as of June 30, 2018 and December 31, 2017,

respectively, as compared to the outstanding principal of $247,570,000 and $247,699,000 as of June 30, 2018 and December 31, 2017, respectively.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $210,000,000 and $120,000,000, which approximated its fair value as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $93,805,000 and $98,593,000 as of June 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $100,000,000 as of June 30, 2018 and December 31, 2017.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$10,228	$—	$10,228
Total assets at fair value	$—	$10,228	$—	$10,228

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,934	$—	$3,934
Total assets at fair value	$—	$3,934	$—	$3,934
Liabilities:
Derivative liabilities	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
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
During the three and six months ended June 30, 2018 and 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended June 30, 2018 and 2017, the Company recognized a loss of $38,000 and a gain of $10,000, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized a loss of $77,000 and a gain of $2,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $2,228,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2018			December 31, 2017
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 11/16/2017	12/22/2020 to 11/16/2022	$347,570	$10,228	$—	$347,699	$3,934	$(22)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in the instruments at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income.
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
Three Months Ended June 30, 2018
Interest rate swaps	$1,971	Interest expense, net	$153
Total	$1,971		$153
Three Months Ended June 30, 2017
Interest rate swaps	$(1,048)	Interest expense, net	$(342)
Total	$(1,048)		$(342)
Six Months Ended June 30, 2018
Interest rate swaps	$6,417	Interest expense, net	$24
Total	$6,417		$24
Six Months Ended June 30, 2017
Interest rate swaps	$(635)	Interest expense, net	$(697)
Total	$(635)		$(697)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2018, there were no derivatives in a net liability position. As of June 30, 2018, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2018	$10,228	$—	$10,228	$—	$—	$10,228
December 31, 2017	$3,934	$—	$3,934	$—	$—	$3,934

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2017	$22	$—	$22	$—	$—	$22
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$3,710	$3,710
Other comprehensive income before reclassification	6,417	6,417
Amount of gain reclassified from accumulated other comprehensive income to net income (effective portion)	(24)	(24)
Other comprehensive income	6,393	6,393
Balance as of June 30, 2018	$10,103	$10,103

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$840	$840
Other comprehensive loss before reclassification	(635)	(635)
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	697	697
Other comprehensive income	62	62
Balance as of June 30, 2017	$902	$902

The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2018	2017
Interest rate swap contracts	$(24)	$697	Interest expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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
Note 17—Subsequent Events
Distributions Paid to Stockholders
On July 2, 2018, the Company paid aggregate distributions of approximately $4,423,000 to Class A stockholders ($2,296,000 in cash and $2,127,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid aggregate distributions of approximately $4,556,000 to Class A stockholders ($2,372,000 in cash and $2,184,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018.
On July 2, 2018, the Company paid aggregate distributions of approximately $511,000 to Class I stockholders ($295,000 in cash and $216,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid aggregate distributions of approximately $559,000 to Class I stockholders ($326,000 in cash and $233,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018.
On July 2, 2018, the Company paid aggregate distributions of approximately $1,717,000 to Class T stockholders ($734,000 in cash and $983,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid aggregate distributions of approximately $1,777,000 to Class T stockholders ($763,000 in cash and $1,014,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018.
On July 2, 2018, the Company paid aggregate distributions of approximately $55,000 to Class T2 stockholders ($18,000 in cash and $37,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid aggregate distributions of approximately $73,000 to Class T2 stockholders ($27,000 in cash and $46,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
Class A Shares
On August 10, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on September 1, 2018 and ending on November 30, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.200 per share of Class A common stock. The distributions declared for each record date in September 2018, October 2018 and November 2018 will be paid in October 2018, November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On August 10, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on September 1, 2018 and ending on November 30, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001788493 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.273 per share. The distributions declared for each record date in September 2018, October 2018 and November 2018 will be paid in October 2018, November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class T Shares
On August 10, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on September 1, 2018 and ending on November 30, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001519750 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.68%, assuming a purchase price of $9.766 per share. The distributions declared for each record date in September 2018, October 2018 and November 2018 will be paid in October 2018, November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
On August 10, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on September 1, 2018 and ending on November 30, 2018. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001522356 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.72%, assuming a purchase price of $9.714 per share. The distributions declared for each record date in September 2018, October 2018 and November 2018 will be paid in October 2018, November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Fourth Amended and Restated Share Repurchase Program
The board of directors of the Company approved and adopted the Fourth Amended and Restated Share Repurchase Program (the "Amended & Restated SRP"), which will be effective on August 29, 2018. The Amended & Restated SRP provides, among other things, that the Company will repurchase shares on a quarterly, instead of monthly basis. In no event will the Company repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year (the "5% Annual Limitation"). The Company will either accept or reject a repurchase request on the last day of each quarter (the "Repurchase Date"). For the remainder of the year ending December 31, 2018, the Company will limit the number of shares repurchased pursuant to the Amended & Restated SRP as follows:

•
On the Repurchase Date for the third quarter of 2018, the Company will not repurchase in excess of 50% of the number of shares available for repurchase as of June 11, 2018, based on the 5% Annual Limitation; and

•
On the Repurchase Date for the fourth quarter of 2018, the Company will not repurchase in excess of 50% of the number of shares available for repurchase as of June 11, 2018, based on the 5% Annual Limitation.

The Company reserves the right to increase the share limitation of the fourth quarter of 2018 as necessary in accordance with the 5% Annual Limitation. The Company will fund share repurchases during the remainder of 2018 with proceeds received from the sale of shares in DRIP during the year ended December 31, 2017, and other operating funds as approved by the board of directors.
See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Amended & Restated SRP.
Status of the Offerings
As of August 9, 2018, the Company had accepted investors’ subscriptions for and issued approximately 87,306,000 shares of Class A common stock, 10,485,000 shares of Class I common stock, 38,196,000 shares of Class T common stock and 1,926,000 shares of Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $863,937,000, $95,986,000, $366,921,000 and $18,654,000, respectively. As of August 9, 2018, the Company had approximately $908,482,000 in Class A shares, Class I shares and Class T2 shares of common stock remaining in the Offering and approximately $69,750,000 in Class A shares, Class I shares, Class T shares and Class T2 shares of common stock remaining in the DRIP Offering.

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
The terms “we,” “our,” "us," and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
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
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
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
We ceased offering shares of Class T common stock in our Offering on March 14, 2018, and began offering shares of Class T2 common stock in our Offering on March 14, 2018. Therefore, since March 15, 2018, we are offering, in any combination with a dollar value up to the maximum offering amount, shares of Class A common stock at a price of $10.200 per share, shares of Class I common stock at a price of $9.273 per share, and shares of Class T2 common stock at a price of $9.714 per share. The offering prices are based on the Estimated Per Share NAV of $9.18 of each of our Class A common stock, Class I common stock and Class T common stock, and any applicable per share upfront selling commissions and dealer manager fees. We refer to the "Offering", "Initial Offering" and "DRIP Offering" collectively, as the "Offerings."
As of June 30, 2018, we had issued approximately 135,810,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,325,781,000, before share repurchases of $43,564,000, selling commissions and dealer manager fees of approximately $95,127,000 and other offering costs of approximately $25,648,000.
Our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program (the "Amended & Restated SRP"), which will be effective on August 29, 2018. The Amended & Restated SRP provides that the Company will repurchase shares on a quarterly, instead of monthly basis. See Part II, Item 2. "Unregistered Sales of Equity Securities" for further discussion.
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
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of the Initial Offering and serves as the dealer manager of the Offering. The Dealer Manager has received fees for services related to the Initial Offering, and has received and will continue to receive, fees for services related to the Offering.
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
On July 23, 2018, Lisa A. Drummond, Chief Operating Officer and Secretary of the Company, advised us that she will retire from her positions with the Company and the Company's advisor on or before December 31, 2018.
On July 24, 2018, our board of directors increased its size from five to seven directors and elected Michael A. Seton and Roger S. Pratt as directors to fill the newly created vacancies on the board, effective immediately. The board of directors determined that Mr. Pratt is an independent director. With the election of Messrs. Seton and Pratt, our board of directors now consists of seven members, four of whom are independent directors. In addition, the board of directors appointed Mr. Pratt to serve on the audit committee of the board of directors.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2018, we had purchased 57 real estate investments, consisting of 75 properties, comprising approximately 5,455,000 of rental square feet for an aggregate purchase price of approximately $1,737,963,000.
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
Qualification as a REIT
We elected, and qualify, to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2018 and 2017:

	June 30,
	2018	2017
Number of commercial operating real estate properties (1)	74	60
Leased rentable square feet	5,321,000	4,496,000
Weighted average percentage of rentable square feet leased	97.5%	97.1%

(1)	As of June 30, 2018, we owned 75 real estate properties, one of which was under construction. As of June 30, 2017, we owned 62 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating real estate properties acquired	3	5	5	11
Approximate aggregate purchase price of acquired real estate properties	$74,821,000	$248,694,000	$126,908,000	$406,384,000
Leased rentable square feet	133,000	1,119,000	241,000	1,525,000
This section describes and compares our results of operations for the three and six months ended June 30, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change

Same store rental and parking revenue	$22,439	$22,442	$(3)
Non-same store rental and parking revenue	14,964	1,241	13,723
Same store tenant reimbursement revenue	4,067	3,809	258
Non-same store tenant reimbursement revenue	2,073	109	1,964
Other operating income	407	1	406
Total revenue	$43,950	$27,602	$16,348

•	There was an increase in contractual rental revenue as a result of average annual escalations of 1.46% at our same store properties, which was offset by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 18 operating properties and placing in service one development property since April 1, 2017.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax and utility reimbursements at certain same store properties.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change

Same store rental and parking expenses	$5,020	$4,817	$203
Non-same store rental and parking expenses	4,682	483	4,199
General and administrative expenses	1,339	1,212	127
Asset management fees	3,233	2,351	882
Depreciation and amortization	14,282	9,025	5,257
Total expenses	$28,556	$17,888	$10,668

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes and utilities, offset by a decrease in repairs and maintenance at certain same store properties.

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 18 operating properties and placing in service one development property since April 1, 2017.

•	Asset management fees increased due to an increase in our real estate investments since April 1, 2017.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments since April 1, 2017.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Interest expense, net:
Interest on notes payable	$(5,246)	$(2,830)	$(2,416)
Interest on secured credit facility	(2,695)	(2,139)	(556)
Amortization of deferred financing costs	(849)	(624)	(225)
Cash deposits interest	67	50	17
Capitalized interest	515	470	45
Total interest expense, net	$(8,208)	$(5,073)	$(3,135)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable of $468.0 million for the three months ended June 30, 2018, as compared to $265.0 million for the three months ended June 30, 2017.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change

Same store rental and parking revenue	$38,854	$38,856	$(2)
Non-same store rental and parking revenue	34,210	4,500	29,710
Same store tenant reimbursement revenue	8,441	8,086	355
Non-same store tenant reimbursement revenue	3,299	172	3,127
Other operating income	441	10	431
Total revenue	$85,245	$51,624	$33,621

•	There was an increase in contractual rental revenue as a result of average annual escalations of 1.72% at our same store properties, which was offset by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 24 operating properties and placing in service one development property since January 1, 2017.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax and utility reimbursements at certain same store properties.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change

Same store rental and parking expenses	$9,910	$9,504	$406
Non-same store rental and parking expenses	8,082	722	7,360
General and administrative expenses	2,282	2,137	145
Asset management fees	6,332	4,357	1,975
Depreciation and amortization	27,999	16,635	11,364
Total expenses	$54,605	$33,355	$21,250

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes and utilities, offset by a decrease in repairs and maintenance at certain same store properties.

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 24 operating properties and placing in service one development property since January 1, 2017.

•	Asset management fees increased due to an increase in our real estate investments owned since January 1, 2017.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate investments since January 1, 2017.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Interest expense, net:
Interest on notes payable	$(10,445)	$(4,691)	$(5,754)
Interest on secured credit facility	(5,015)	(3,887)	(1,128)
Amortization of deferred financing costs	(1,605)	(1,185)	(420)
Cash deposits interest	126	91	35
Capitalized interest	989	835	154
Total interest expense, net	$(15,950)	$(8,837)	$(7,113)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable of $468.0 million for the six months ended June 30, 2018, as compared to $216.1 million for the six months ended June 30, 2017.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $36.9 million for the six months ended June 30, 2018, as compared to $31.2 million during the six months ended June 30, 2017.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering costs incurred by us to exceed 15% of gross offering proceeds from the Initial Offering or the Offering, as applicable, as of the date of the reimbursement. Other offering costs associated with the Initial Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) were approximately 2.0% of the gross offering proceeds. We expect that other offering costs associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 2.0% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $19,024,000 as of June 30, 2018. As of June 30, 2018, we reimbursed our Advisor or its affiliates approximately $18,212,000 in other offering costs. In addition, we paid our Advisor or its affiliates $522,000 in other offering costs related to subscription agreements. As of June 30, 2018, we accrued approximately $290,000 of other offering costs to our Advisor and its affiliates. As of June 30, 2018, we incurred approximately $95,127,000 in selling commissions and dealer manager fees and $16,524,000 in distribution and servicing fees to our Dealer Manager. As of June 30, 2018, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $25,648,000.
When incurred, organization costs are expensed and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs, are charged to stockholders’ equity. For a further discussion of other organization and offering costs, see Note 9—"Related-Party Transactions and Arrangements" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, net proceeds from our Offering, borrowings on the secured credit facility, as well as secured and unsecured borrowings from banks and other lenders.
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
Capital Expenditures
We will require approximately $11.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2018, we had $5.3 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2018, we had approximately $73.2 million in cash and cash equivalents. For the six months ended June 30, 2018, we incurred capital expenditures of $12.1 million that primarily related to two healthcare real estate investments.
Credit Facility
As of June 30, 2018, the maximum commitments available under the secured credit facility were $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right to one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.

The proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. The secured credit facility can be increased to $1,000,000,000, subject to certain conditions. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.
As of June 30, 2018, we had a total pool availability under the secured credit facility of $498,584,000. As of June 30, 2018, we had an aggregate outstanding principal balance of $310,000,000, and $188,584,000 remained available to be drawn on the secured credit facility.
Cash Flows
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$38,664	$26,189	$12,475
Net cash (used in) investing activities	$(138,961)	$(419,015)	$280,054
Net cash provided by financing activities	$103,445	$424,285	$(320,840)
Operating Activities

•
Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses primarily related to real estate acquisitions for the past twelve month-period.

Investing Activities

•
Net cash used in investing activities decreased primarily due to a decrease in investments in real estate of $278.7 million and a decrease in capital expenditures of $1.6 million, offset by an increase in real estate deposits, net of $0.3 million.

Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from notes payable of $248.3 million, a decrease in proceeds from the issuance of common stock of $87.9 million, a decrease in proceeds from the secured credit facility of $85.0 million, an increase in repurchases of our common stock of $18.2 million, an increase in distributions to our stockholders of $6.5 million, an increase in the payment of deferred financing costs of $2.2 million, and an increase in payments on notes payable of $0.2 million, offset by a decrease in payments on the secured credit facility of $120.0 million and a decrease in the payment of offering costs on our common stock of $7.4 million.

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

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Six Months Ended June 30,
	2018		2017
Distributions paid in cash - common stockholders	$19,309		$12,812
Distributions reinvested	20,199		14,649
Total distributions	$39,508		$27,461
Source of distributions:
Cash flows provided by operations (1)	$19,309	49%	$12,812	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	20,199	51%	14,649	53%
Total sources	$39,508	100%	$27,461	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of June 30, 2018, were approximately $6.7 million for common stockholders. These distributions were paid on July 2, 2018.
For the six months ended June 30, 2018, we declared and paid distributions of approximately $39.5 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2018 of approximately $42.7 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2018, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of June 30, 2018, we had approximately $778.0 million of principal debt outstanding, of which $468.0 million related to notes payable and $310.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2018 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$260	$2,285	$78,073	$139,775	$220,393
Interest payments—fixed rate debt	9,541	19,000	13,801	19,551	61,893
Principal payments—variable rate debt fixed through interest rate swap (1)	649	6,108	340,813	—	347,570
Interest payments—variable rate debt fixed through interest rate swap (2)	14,822	29,367	15,868	—	60,057
Principal payments—variable rate debt	—	—	210,000	—	210,000
Interest payments—variable rate debt (3)	8,581	17,161	13,303	—	39,045
Capital expenditures	11,293	—	—	—	11,293
Ground lease payments	545	1,089	1,089	4,934	7,657
Total	$45,691	$75,010	$672,947	$164,260	$957,908

(1)	As of June 30, 2018, we had $347.6 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2018 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of June 30, 2018 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$7,186	$4,641	$14,690	$9,432
Adjustments:
Depreciation and amortization	14,282	9,025	27,999	16,635
FFO attributable to common stockholders	$21,468	$13,666	$42,689	$26,067
Adjustments:
Amortization of intangible assets and liabilities (1)	(1,085)	(222)	(2,172)	(347)
Straight-line rents (2)	(3,372)	(2,610)	(6,683)	(4,842)
Ineffectiveness of interest rate swaps	38	$(10)	77	(2)
MFFO attributable to common stockholders	$17,049	$10,824	$33,911	$20,876
Weighted average common shares outstanding - basic	129,926,130	94,910,818	128,165,022	90,721,343
Weighted average common shares outstanding - diluted	129,948,432	94,925,665	128,187,423	90,737,075
Net income per common share - basic	$0.06	$0.05	$0.11	$0.10
Net income per common share - diluted	$0.06	$0.05	$0.11	$0.10
FFO per common share - basic	$0.17	$0.14	$0.33	$0.29
FFO per common share - diluted	$0.17	$0.14	$0.33	$0.29

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
The following table summarizes our principal debt outstanding as of June 30, 2018 (amounts in thousands):

June 30, 2018
Notes payable:
Fixed rate notes payable	$220,393
Variable rate notes payable fixed through interest rate swaps	247,570
Total notes payable	467,963
Secured credit facility:
Variable rate secured credit facility fixed through interest rate swaps	100,000
Variable rate secured credit facility	210,000
Total secured credit facility	310,000
Total principal debt outstanding (1)	$777,963

(1)	As of June 30, 2018, the weighted average interest rate on our total debt outstanding was 4.21%.
As of June 30, 2018, $210.0 million of the $778.0 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.09% per annum. As of June 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.1 million per year.
As of June 30, 2018, we had 13 interest rate swap agreements outstanding, which mature on various dates from December 2020 to November 2022. As of June 30, 2018, the aggregate settlement asset value was $10.4 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $15.6 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2018 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2018, our cash flows provided by operations of approximately $38.7 million, covered 98% of our distributions paid (total distributions were approximately $39.5 million, of which $19.3 million was cash and $20.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of June 30, 2018, we owned 57 real estate investments, located in 38 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of our revenue for the six months ended June 30, 2018. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 17.7% and 10.0%, respectively, of our revenue for the six months ended June 30, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of June 30, 2018, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the six months ended June 30, 2018.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
As of June 30, 2018, approximately 17.1% of our tenants had an investment grade credit rating from a major ratings agency, 15.9% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 67.0% of our tenants are not rated.  Approximately 16.8% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years after the reporting cycle, such that individuals and groups that do not satisfy the PQRS reporting metrics in 2016 will be impacted by a two percent negative payment adjustment in 2018. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. However, effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange regarding the failure to remit payment for the risk corridor subsidies. The federal government is also subject to pending litigation regarding the suspension of the risk adjustment payments. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.
In addition to the failure to remit payment for the risk corridor payment and the recent suspension of the risk adjustment payments, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. Multiple lawsuits are moving through the judicial process and as of June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered qualified health plans (QHPs) the full amount owed to them in risk corridors payments. Additional cases are still pending, but at this time two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congress activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017 an Executive Order was signed to “ease the burden of Obamacare”. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted. If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models jeopardizing our tenants’ ability to remit the rental payments.
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky is the first state to obtain a waiver for its program and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and the Court referred it back to CMS. If the “work requirement” expands to the states, Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans (SNPs), which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program (CHIP) through 2027; (iii) expansion of Medicare coverage for telemedicine services; and (iv) expanded testing of certain value based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants, any reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
Beginning in 2018, the Centers for Medicare and Medicaid Services cut funding to the 340B Program, which is intended to lower drug costs for certain health care providers. The cuts to the 340B Program may result in some of our tenants having less money available to cover operational costs.
Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these anti-fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties or exclusion from participation in state or federal healthcare programs for certain fraudulent acts; the Health Insurance Portability and Accountability Act (“HIPAA”) Fraud Statute which makes it a federal crime to defraud any health benefit plan, including private payers; and Exclusions Law which authorizes U.S. Department of Health and Human Services to exclude someone from participation in state or federal healthcare programs for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. The fines and penalties associated with Stark and Anti-kickback violations also increased in 2018. In addition, in 2017, the Department of Justice increased fines related to violations of the federal False Claims Act, nearly doubling the minimum and maximum amount a party can be fined for a violation. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the healthcare properties are located may have similar anti-fraud and abuse laws. Investigation by a federal or state governmental body for violation of anti-fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
In addition to the fraud and abuse laws, state and federal government agencies have also created an opioid task force to address the opioid crisis in the United States. The Department of Justice also created the Prescription Interdiction and Litigation Task Force to fight the prescription opioid crisis. The Drug Enforcement Administration is partnered with the different opioid task forces and is enforcing the civil and criminal penalties that apply to a violation of the Controlled Substances Act. Our tenants that prescribe, manufacture, sell or dispense controlled substances must comply with the applicable laws. If our tenants fail to comply with the Controlled Substances Act, the tenant may be subject to significant fines and penalties which may adversely impact the tenants’ ability to remit rental payments.
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
Certain states have also passed tort reform legislation which limits the amount of damages that can be recovered in professional liability suits. In some states, damage limitations under tort reform legislation have been overturned by courts; this trend may continue as more plaintiffs challenge the legality of these limitations. If this trend continues, our tenants may be exposed to rising insurance premiums.
We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and patient privacy, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.
On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended, that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ends in August 2018.
Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company. Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2018, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
We commenced our Initial Offering of up to $2,350,000,000 of shares of our common stock consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our DRIP on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017.
On November 27, 2017, we began offering up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock in the Offering pursuant to a registration statement on Form S-11, or the Follow-On

Registration Statement. On March 15, 2018, we began offering up to $1,000,000,000 in shares of Class A common stock, Class I common stock and Class T2 common stock pursuant to the Follow-On Registration Statement.
On December 1, 2017, we commenced our DRIP Offering of up to $100,000,000 in shares of Class A common stock, Class I common stock and Class T common stock pursuant to the DRIP Registration Statement. We amended the DRIP Registration Statement to include Class A common stock, Class T common stock, Class I common stock and Class T2 common stock on December 6, 2017.
As of June 30, 2018, we had issued approximately 135.8 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1,325.8 million, of which we paid $95.1 million in selling commissions and dealer manager fees, approximately $25.6 million in organization and offering costs and approximately $35.3 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.7 billion in real estate investments as of June 30, 2018. In addition, we invested $54.1 million in expenditures for capital improvements related to certain real estate investments.
As of June 30, 2018, approximately $0.3 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offerings, excluding distribution and servicing fees.
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
Our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program (the "Amended & Restated SRP"), which will be effective on August 29, 2018. The Amended & Restated SRP provides that we will repurchase shares on a quarterly, instead of monthly basis. In no event will we repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year (the "5% Annual Limitation"). We will either accept or reject a repurchase request on the last day of each quarter (the "Repurchase Date"). For the remainder of the year ending December 31, 2018, we will limit the number of shares repurchased pursuant to the Amended & Restated SRP as follows:

•
On the Repurchase Date for the third quarter of 2018, we will not repurchase in excess of 50% of the number of shares available for repurchase as of June 11, 2018, based on the 5% Annual Limitation; and

•	On the Repurchase Date for the fourth quarter of 2018, we will not repurchase in excess of 50% of the number of shares available for repurchase as of June 11, 2018, based on the 5% Annual Limitation.
We reserve the right to increase the share limitation of the fourth quarter of 2018 as necessary in accordance with the 5% Annual Limitation. We will fund the share repurchases during the remainder of 2018 with proceeds we received from the sale of shares in our distribution reinvestment plan, or the DRIP, during the year ended December 31, 2017, and other operating funds reserved by our board of directors.
Beginning with the first quarter of 2019, we will limit the amount of shares repurchased pursuant to the Amended & Restated SRP as follows (subject to the DRIP Funding Limitations (as defined below)): (a) on the first quarter Repurchase Date

(as defined below), we will not repurchase in excess of 1.25% of the number of shares outstanding as of December 31 of the prior calendar year; (b) on the second quarter Repurchase Date, we will not repurchase in excess of 1.25% of the number of shares outstanding as of December 31 of the prior calendar year; (c) on the third quarter Repurchase Date, we will not repurchase in excess of 1.25% of the number of shares outstanding as of December 31 of the prior calendar year; and (d) on the fourth quarter Repurchase Date, we will not repurchase in excess of 1.25% of the number of shares outstanding as of December 31 of the prior calendar year. We reserve the right to increase the limitations each quarter in accordance with the 5% Annual Limitation. Commencing with the first quarter of 2019, we intend to fund the Amended & Restated SRP with proceeds we received during the previous calendar year from the sale of shares pursuant to its distribution reinvestment plan.
On each Repurchase Date during 2019 and beyond, we will limit the amount of distribution reinvestment plan proceeds used to fund share repurchases in each quarter to 25% of the amount of distribution reinvestment plan proceeds received during the previous calendar year (the “DRIP Funding Limitations”); provided, however, that if we do not reach the DRIP Funding Limitation in any particular quarter, we will apply the remaining distribution reinvestment plan proceeds to the next quarter Repurchase Date and continue to adjust the quarterly limitations as necessary in order to use all of the available distribution reinvestment plan proceeds for a calendar year as needed, based on requests. We cannot guarantee that distribution reinvestment plan proceeds will be sufficient to accommodate all requests made each quarter.
Our board of directors may, in its sole discretion, reserve other operating funds to fund the Amended & Restated SRP, but is not required to reserve such funds. In addition, the Amended & Restated SRP provides that we will process repurchase requests made in connection with the death or qualifying disability of a stockholder or, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the share limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
If we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to the repurchase requests in the subsequent quarter as provided above. A stockholder or his or her estate, heir or beneficiary, as applicable, may withdraw a repurchase request in whole or in part at any time up to five business days prior to the next quarter Repurchase Date.
During the three months ended June 30, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Numbers of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2018 - 04/30/2018	436,755	$9.18	436,755	$—
05/01/2018 - 05/31/2018	480,583	$9.18	480,583	$—
06/01/2018 - 06/30/2018	668,752	$9.18	668,752	$—
Total	1,586,090		1,586,090
During the three months ended June 30, 2018, we repurchased approximately $14,560,000 of Class A shares, Class T shares, and Class I shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the June 30, 2018 repurchase date.
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

4.1
Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017 (File No. 333-217579), as supplemented).

4.2
Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017 (File No. 333-217579), as supplemented).

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

4.6
Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 27, 2017(File No. 333-217579), as supplemented).

10.1
Third Amended and Restated Credit Facility Agreement, dated April 27, 2018 by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as agent, and Capital One, National Association, Compass Bank and SunTrust Bank, as Co-Syndication Agents and KeyBanc Capital Markets, Inc., BBVA Compass Bancshares, Inc., Capital One, National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and Fifth Third Bank and Hancock Bank, as Co-Documentation Agents (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.2
Third Amended and Restated Contribution Agreement, dated April 27, 2018 by and among Carter Validus Operating Partnership II, LP, the borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.3
Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated April 27, 2018, from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.4
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to American Momentum Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.5
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.6
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.7
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Compass Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.8
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Eastern Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.9
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Fifth Third Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.10
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to First Tennessee Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.11
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.12
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Mega International Commercial Bank Co., LTD, the Payee, dated April 27, 2018 (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.13
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Providence Bank dba Premier Bank Texas, the Payee, dated April 27, 2018 (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.14
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.15
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.16
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.17
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.18
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to United Community Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.19
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Valley National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.20
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Whitney Bank dba Hancock Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.21
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.22
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to American Momentum Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.23
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.24
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.25
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Compass Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.26
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Eastern Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.27
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Fifth Third Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.28
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to First Tennessee Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.29
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.30
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Mega International Commercial Bank Co., LTD, the Payee, dated April 27, 2018 (included as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.31
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Providence Bank dba Premier Bank Texas, the Payee, dated April 27, 2018 (included as Exhibit 10.31 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.32
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.33
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.34
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.35
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.36
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to United Community Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.37
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Valley National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.38
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Whitney Bank dba Hancock Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.38 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.39
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.39 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.40
Amended and Restated Swing Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.41
Third Amended and Restated Indemnity Agreement Regarding Hazardous Materials, dated April 27, 2018 by and between Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.42
Third Amended and Restated Subordination of Advisory Fees, dated April 27, 2018, by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and KeyBank National Association, as Agent (included as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.43
Joinder Agreement, dated April 27, 2018, by HCII-1601 WEST HEBRON PARKWAY, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.44
Amendment to Collateral Assignment of Interests, dated April 27, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Amendment (included as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.45
Joinder Agreement, dated June 20, 2018, by DCII- HOLGER WAY, LLC, to KeyBank National Association, as Agent Amendment (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.46
Joinder Agreement, dated June 20, 2018, by HCII-455 PARK GROVE DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.47
Amendment to Collateral Assignment of Interests, dated June 20, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.48
Amendment to Collateral Assignment of Interests, dated June 20, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)