Form 10-Q
period 2018-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2018-11-14
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common stock, par value $0.01 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2018, there were approximately 82,112,000 shares of Class A common stock, 11,770,000 shares of Class I common stock, 37,930,000 shares of Class T common stock and 3,062,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Real estate:
Land	$243,663	$223,277
Buildings and improvements, less accumulated depreciation of $74,239 and $45,789, respectively	1,368,406	1,250,794
Construction in progress	—	31,334
Total real estate, net	1,612,069	1,505,405
Cash and cash equivalents	84,789	74,803
Acquired intangible assets, less accumulated amortization of $36,905 and $22,162, respectively	150,305	150,554
Other assets, net	71,533	47,182
Total assets	$1,918,696	$1,777,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,679 and $4,393, respectively	$464,196	$463,742
Credit facility, net of deferred financing costs of $2,633 and $601, respectively	307,367	219,399
Accounts payable due to affiliates	13,293	15,249
Accounts payable and other liabilities	29,019	27,709
Intangible lease liabilities, less accumulated amortization of $6,422 and $2,760, respectively	57,632	61,294
Total liabilities	871,507	787,393
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 140,060,816 and 126,559,834 shares issued, respectively; 134,248,141 and 124,327,777 shares outstanding, respectively	1,342	1,243
Additional paid-in capital	1,172,134	1,084,905
Accumulated distributions in excess of earnings	(137,364)	(99,309)
Accumulated other comprehensive income	11,075	3,710
Total stockholders’ equity	1,047,187	990,549
Noncontrolling interests	2	2
Total equity	1,047,189	990,551
Total liabilities and stockholders’ equity	$1,918,696	$1,777,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental and parking revenue	$39,134	$30,249	$112,637	$73,675
Tenant reimbursement revenue	6,384	5,956	18,123	14,154
Total revenue	45,518	36,205	130,760	87,829
Expenses:
Rental and parking expenses	9,447	8,368	27,439	18,594
General and administrative expenses	1,244	1,062	3,526	3,199
Asset management fees	3,323	2,698	9,655	7,055
Depreciation and amortization	14,849	11,852	42,848	28,487
Total expenses	28,863	23,980	83,468	57,335
Income from operations	16,655	12,225	47,292	30,494
Interest expense, net	8,938	6,786	24,885	15,623
Net income attributable to common stockholders	$7,717	$5,439	$22,407	$14,871
Other comprehensive income:
Unrealized income on interest rate swaps, net	$972	$219	$7,365	$281
Comprehensive income attributable to common stockholders	$8,689	$5,658	$29,772	$15,152
Weighted average number of common shares outstanding:
Basic	132,467,127	105,388,118	129,614,816	95,668,433
Diluted	132,491,755	105,405,297	129,637,967	95,687,382
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.05	$0.17	$0.16
Diluted	$0.06	$0.05	$0.17	$0.16
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	10,154,072	102	97,184	—	—	97,286	—	97,286
Issuance of common stock under the distribution reinvestment plan	3,324,410	33	30,486	—	—	30,519	—	30,519
Vesting of restricted common stock	9,000	—	67	—	—	67	—	67
Commissions on sale of common stock and related dealer manager fees	—	—	(4,073)	—	—	(4,073)	—	(4,073)
Distribution and servicing fees	—	—	(402)	—	—	(402)	—	(402)
Other offering costs	—	—	(3,323)	—	—	(3,323)	—	(3,323)
Repurchase of common stock	(3,567,118)	(36)	(32,710)	—	—	(32,746)	—	(32,746)
Distributions declared to common stockholders	—	—	—	(60,462)	—	(60,462)	—	(60,462)
Other comprehensive income	—	—	—	—	7,365	7,365	—	7,365
Net income	—	—	—	22,407	—	22,407	—	22,407
Balance, September 30, 2018	134,248,141	$1,342	$1,172,134	$(137,364)	$11,075	$1,047,187	$2	$1,047,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,407	$14,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,848	28,487
Amortization of deferred financing costs	2,205	1,870
Amortization of above-market leases	404	174
Amortization of intangible lease liabilities	(3,662)	(1,137)
Straight-line rent	(10,009)	(7,686)
Stock-based compensation	67	54
Ineffectiveness of interest rate swaps	28	(16)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	6,349	8,209
Accounts payable due to affiliates	133	1,391
Other assets	(3,450)	(5,920)
Net cash provided by operating activities	57,320	40,297
Cash flows from investing activities:
Investment in real estate	(141,380)	(458,023)
Acquisition costs capitalized subsequent to acquisition	—	(44)
Capital expenditures	(13,351)	(25,002)
Real estate deposits, net	(600)	(37)
Net cash used in investing activities	(155,331)	(483,106)
Cash flows from financing activities:
Proceeds from issuance of common stock	97,286	269,133
Proceeds from notes payable	—	260,845
Payments on notes payable	(260)	—
Proceeds from credit facility	90,000	175,000
Payments on credit facility	—	(175,000)
Payments of deferred financing costs	(4,800)	(2,963)
Repurchases of common stock	(32,746)	(8,767)
Offering costs on issuance of common stock	(10,054)	(23,196)
Distributions to stockholders	(29,673)	(20,415)
Net cash provided by financing activities	109,753	474,637
Net change in cash, cash equivalents and restricted cash	11,742	31,828
Cash, cash equivalents and restricted cash - Beginning of period	85,747	56,909
Cash, cash equivalents and restricted cash - End of period	$97,489	$88,737
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,171 and $1,450, respectively	$23,583	$14,106
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$30,519	$23,001
Distribution and servicing fees accrued during the period	$—	$5,756
Liabilities assumed at acquisition	$—	$815
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018
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
The Company commenced the initial public offering of $2,350,000,000 in shares of common stock, or the Initial Offering, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on May 29, 2014. The Company ceased offering shares of common stock pursuant to the Initial Offering on November 24, 2017. At the completion of the Initial Offering, the Company had accepted investors' subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to the DRIP, resulting in gross proceeds of $1,223,803,000. On October 13, 2017, the Company filed a Registration Statement on Form S-3 to register 10,893,246 shares of common stock under the DRIP for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the U.S. Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company's board of directors.
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
As of September 30, 2018, the Company had issued approximately 140,038,000 shares of Class A, Class I, Class T and Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $1,365,443,000, before share repurchases of $53,330,000, selling commissions and dealer manager fees of approximately $95,971,000 and other offering costs of approximately $26,680,000.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. As of September 30, 2018, the Company owned 58 real estate investments, consisting of 77 properties.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
Beginning of period:	2018	2017
Cash and cash equivalents	74,803	50,446
Restricted cash	10,944	6,463
Cash, cash equivalents and restricted cash	$85,747	$56,909

End of period:
Cash and cash equivalents	84,789	74,488
Restricted cash	12,700	14,249
Cash, cash equivalents and restricted cash	$97,489	$88,737
Concentration of Credit Risk and Significant Leases
As of September 30, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of September 30, 2018, the Company owned real estate investments in 39 MSAs, two of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 17.3% and 10.0%, respectively, of revenue for the nine months ended September 30, 2018.
As of September 30, 2018, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the nine months ended September 30, 2018.
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
The board of directors of the Company approved and adopted the Fourth Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, which was effective on August 29, 2018. The Amended & Restated SRP provides, among other things, that the Company will repurchase shares on a quarterly, instead of monthly basis. Subsequent to September 30, 2018, the board of directors of the Company approved and adopted the Fifth Amended and Restated Share Repurchase Program clarifying the definition of the Company's repurchase date. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Amended & Restated SRP.
During the nine months ended September 30, 2018, the Company received valid repurchase requests, in accordance with the Amended & Restated SRP, related to 3,567,118 Class A shares, Class I shares and Class T shares of common stock (3,202,255 Class A shares, 49,528 Class I shares and 315,335 Class T shares), all of which were redeemed in full for an aggregate purchase price of approximately $32,746,000 (an average of $9.18 per share). During the nine months ended September 30, 2017, the Company received valid repurchase requests related to 966,610 Class A and Class T shares of common stock (915,269 Class A shares and 51,341 Class T shares), all of which were redeemed in full for an aggregate purchase price of approximately $8,767,000 (an average of $9.07 per share).
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended September 30, 2018 and 2017, diluted earnings per share reflected the effect of approximately 25,000 and 17,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the nine months ended September 30, 2018 and 2017, diluted earnings per share reflected the effect of approximately 23,000 and 19,000 and shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Types of Leases
Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). The contractual amounts due under gross lease arrangements are not allocated between the rental and expense reimbursement components. The aggregate revenue earned under gross leases is presented in rental and parking revenue on the condensed consolidated statements of comprehensive income.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after

December 15, 2017. On February 25, 2016, the FASB released ASU 2016-02, Leases (Topic 842). Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company will be required to separate lease contracts into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with ASC 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there were no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of non-financial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of nonfinancial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company has not disposed of any real estate properties, therefore, the adoption of ASU 2017-05 has no impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income—Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on several ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. As of September 30, 2018, the total future undiscounted rent obligation amount under non-cancelable ground leases is approximately $3,703,000, which represents approximately 0.2% of the Company total assets. The Company is in the process of determining the appropriate discount rate to measure the right of use asset and lease liability.
In addition, with the adoption of ASU 2016-02, lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed as general and administrative expenses in the consolidated statements of comprehensive income (loss) rather than capitalized. As a result of the narrower definition of initial direct costs, the Company does not expect that the adoption of ASU 2016-02 related to the leasing commission costs will have a material impact on the Company's condensed consolidated financial statements. In addition, ASU 2016-02 requires lessors to identify and separate the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company does not believe that the adoption of the practical expedient will have a material impact on the Company's condensed consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts may be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable and straight-line rent receivable. As of September 30, 2018, there were no allowances for doubtful accounts recorded in the Company's condensed consolidated financial statements.
On August 17, 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or GAAP. For filings on Form 10-Q, the final rule, among other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, entities must analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule becomes effective on November 5, 2018. The SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the first quarter beginning after the effective date of the rule. As a result, the Company will apply these changes in the presentation of stockholders’ equity beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The Company has determined this final rule will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). The Company does not expect to have material ineffectiveness related to its outstanding designated cash flow hedges, therefore, the adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments
During the nine months ended September 30, 2018, the Company purchased five real estate investments, consisting of seven properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the properties acquired during the nine months ended September 30, 2018:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Rancho Cordova Data Center Portfolio (1)	03/14/2018	100%	$52,087
Carrollton Healthcare Facility	04/27/2018	100%	8,699
Oceans Katy Behavioral Health Hospital	06/08/2018	100%	15,715
San Jose Data Center	06/13/2018	100%	50,408
Indianola Healthcare Facilities Portfolio (2)	09/26/2018	100%	14,471
Total			$141,380

(1)	The Rancho Cordova Data Center Portfolio consists of two properties.

(2)	The Indianola Healthcare Facilities Portfolio consists of two properties.
The following table summarizes the Company's allocation of the real estate acquisitions during the nine months ended September 30, 2018, (amounts in thousands):

Total
Land	$20,386
Buildings and improvements	106,282
In-place leases	14,494
Tenant improvements	218
Total assets acquired	$141,380
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $624,000 and $3,633,000 related to properties acquired during the three and nine months ended September 30, 2018, respectively, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the three and nine months ended September 30, 2018, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such periods.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	September 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $36,115 and $21,776, respectively (with a weighted average remaining life of 10.2 years and 11.0 years, respectively)	$148,749	$148,594
Above-market leases, net of accumulated amortization of $755 and $358, respectively (with a weighted average remaining life of 2.1 years and 2.8 years, respectively)	947	1,344
Ground lease interests, net of accumulated amortization of $35 and $28, respectively (with a weighted average remaining life of 65.1 years and 65.8 years, respectively)	609	616
	$150,305	$150,554
The aggregate weighted average remaining life of the acquired intangible assets was 10.4 years and 11.2 years as of September 30, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three months ended September 30, 2018 and 2017 was $5,102,000 and $4,422,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $14,743,000 and $9,625,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization of the in-place leases is included in depreciation and amortization, and amortization of the ground lease interests is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	September 30, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $6,422 and $2,760, respectively (with a weighted average remaining life of 18.0 years and 18.7 years, respectively)	$57,632	$61,294
	$57,632	$61,294
Amortization of below-market leases for the three months ended September 30, 2018 and 2017 was $1,220,000 and $751,000, respectively, and for the nine months ended September 30, 2018 and 2017 was $3,662,000 and $1,137,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $4,463 and $3,426, respectively	$3,131	$1,850
Real estate escrow deposits	700	100
Restricted cash	12,700	10,944
Tenant receivables	6,150	4,916
Straight-line rent receivable	29,330	19,321
Prepaid and other assets	8,273	6,117
Derivative assets	11,249	3,934
	$71,533	$47,182

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of September 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$7,097	$13,220
Accrued interest expense	2,880	2,410
Accrued property taxes	4,773	1,532
Distributions payable to stockholders	6,836	6,566
Tenant deposits	865	682
Deferred rental income	6,568	3,277
Derivative liabilities	—	22
	$29,019	$27,709
Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of September 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$220,372	$220,436
Variable rate notes payable fixed through interest rate swaps	247,503	247,699
Total notes payable, principal amount outstanding	467,875	468,135
Unamortized deferred financing costs related to notes payable	(3,679)	(4,393)
Total notes payable, net of deferred financing costs	464,196	463,742
Secured credit facility:
Variable rate revolving line of credit	60,000	120,000
Variable rate term loan fixed through interest rate swaps	100,000	100,000
Variable rate term loan	150,000	—
Total secured credit facility, principal amount outstanding	310,000	220,000
Unamortized deferred financing costs related to the term loan secured credit facility	(2,633)	(601)
Total secured credit facility, net of deferred financing costs	307,367	219,399
Total debt outstanding	$771,563	$683,141
Significant debt activity for the nine months ended September 30, 2018, excluding scheduled principal payments, includes:

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

•	During the nine months ended September 30, 2018, the Company drew $90,000,000 on its secured credit facility to fund the acquisition of three real estate investments.

•
During the nine months ended September 30, 2018, the Company increased the borrowing base availability under the secured credit facility by $94,160,000 by adding six properties to the aggregate pool availability.

•
As of September 30, 2018, the Company had an aggregate pool availability under the secured credit facility of $501,447,000. As of September 30, 2018, the aggregate outstanding principal balance was $310,000,000, and a total of $191,447,000 remained to be drawn on the secured credit facility.

The principal payments due on the notes payable and secured credit facility for the three months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
Three months ending December 31, 2018	$140
2019	1,939
2020	4,533
2021	155,151
2022	224,971
Thereafter	391,141
$777,875
Note 9—Related-Party Transactions and Arrangements
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of the Company's Initial Offering or Offering, respectively. Other offering costs, which are offering expenses other than selling commissions, dealer manager fees and distribution and servicing fees, associated with the Company's Initial Offering, which terminated on November 24, 2017, were approximately 2.0% of the gross proceeds. The Company expects that other offering costs associated with the Company's Offering, which commenced on November 27, 2017, will be approximately 2.0% of the gross proceeds at the termination of the Offering. As of September 30, 2018, since inception, the Advisor and its affiliates incurred approximately $19,747,000 on the Company’s behalf in other offering costs, the majority of which were incurred by the Dealer Manager. Of this amount, approximately $353,000 of other offering costs remained accrued as of September 30, 2018. As of September 30, 2018, the Company reimbursed the Advisor or its affiliates approximately $18,860,000 in other offering costs. As of September 30, 2018, since inception, the Company paid approximately $534,000 to an affiliate of the Dealer Manager in other offering costs. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $277,000 and $1,019,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred $2,755,000 and $8,975,000, respectively, in acquisition fees to the Advisor or its affiliates. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company expects these expenses will be approximately 0.75% of the purchase price of each property or real estate-related investment.
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $3,323,000 and $2,698,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred approximately $9,655,000 and $7,055,000, respectively, in asset management fees.
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company also will pay the Property Manager a separate fee for the one-time initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $1,123,000 and $913,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred $3,282,000 and $2,322,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $42,000 and $884,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred $473,000 and $907,000, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $30,000 and $172,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred approximately $203,000 and $575,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in real estate, net in the accompanying condensed consolidated balance sheets.
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended September 30, 2018 and 2017, the Advisor allocated approximately $433,000 and $381,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Advisor allocated approximately $1,130,000 and $1,228,000, respectively, in operating expenses to the Company, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, the chairman of the Company's board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. Effective June, 18, 2018, Ms. Ragone is no longer employed by the Advisor. The Company directly reimbursed the Advisor any amounts of Ms. Ragone's salary that were allocated to the Company. For the three and nine months ended September 30, 2018, the Advisor allocated approximately $0 and $69,000, respectively, which is included in other offering costs in the accompanying condensed consolidated balance sheets.
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of September 30, 2018, the Company has not incurred any disposition fees to the Advisor or its affiliates.
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of September 30, 2018, the Company has not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of September 30, 2018, the Company has not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2018, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
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
For the three months ended September 30, 2018 and 2017, the Company incurred approximately $844,000 and $6,065,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred approximately $4,073,000 and $16,323,000, respectively, for selling commissions and dealer manager fees in connection with the Offerings to the Dealer Manager.
The Company pays the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that are sold in the Company's Offerings.
The distribution and servicing fee is paid monthly in arrears. For the nine months ended September 30, 2018 and 2017, the Company incurred $402,000 and $7,031,000, respectively, in distribution and servicing fees to the Dealer Manager.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	September 30, 2018	December 31, 2017
Carter Validus Advisors II, LLC and its affiliates	Asset management fees	$1,114	$1,017
Carter Validus Real Estate Management Services II, LLC	Property management fees	462	463
Carter Validus Real Estate Management Services II, LLC	Construction management fees	—	39
Carter Validus Advisors II, LLC and its affiliates	General and administrative costs	182	182
Carter Validus Advisors II, LLC and its affiliates	Offering costs	353	167
SC Distributors, LLC	Distribution and servicing fees	11,140	13,376
Carter Validus Advisors II, LLC and its affiliates	Acquisition expenses	—	5
Carter Validus Real Estate Management Services II, LLC	Leasing commissions	42	—
		$13,293	$15,249

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

Summary information for the reportable segments during the three and nine months ended September 30, 2018 and 2017, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended September 30, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$26,843	$18,675	$45,518
Expenses:
Rental and parking expenses	(6,893)	(2,554)	(9,447)
Segment net operating income	$19,950	$16,121	36,071

Expenses:
General and administrative expenses			(1,244)
Asset management fees			(3,323)
Depreciation and amortization			(14,849)
Income from operations			16,655
Interest expense, net			(8,938)
Net income attributable to common stockholders			$7,717

	Data Center	Healthcare	Three Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$19,882	$16,323	$36,205
Expenses:
Rental and parking expenses	(6,092)	(2,276)	(8,368)
Segment net operating income	$13,790	$14,047	27,837

Expenses:
General and administrative expenses			(1,062)
Asset management fees			(2,698)
Depreciation and amortization			(11,852)
Income from operations			12,225
Interest expense, net			(6,786)
Net income attributable to common stockholders			$5,439

	Data Centers	Healthcare	Nine Months Ended September 30, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$76,443	$54,317	$130,760
Expenses:
Rental and parking expenses	(20,030)	(7,409)	(27,439)
Segment net operating income	$56,413	$46,908	103,321

Expenses:
General and administrative expenses			(3,526)
Asset management fees			(9,655)
Depreciation and amortization			(42,848)
Income from operations			47,292
Interest expense, net			(24,885)
Net income attributable to common stockholders			$22,407

	Data Centers	Healthcare	Nine Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$41,347	$46,482	$87,829
Expenses:
Rental and parking expenses	(11,779)	(6,815)	(18,594)
Segment net operating income	$29,568	$39,667	69,235

Expenses:
General and administrative expenses			(3,199)
Asset management fees			(7,055)
Depreciation and amortization			(28,487)
Income from operations			30,494
Interest expense, net			(15,623)
Net income attributable to common stockholders			$14,871
There were no intersegment sales or transfers during the three and nine months ended September 30, 2018 and 2017.
Assets by each reportable segment as of September 30, 2018 and December 31, 2017 are as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Assets by segment:
Data centers	$1,002,068	$909,477
Healthcare	840,887	813,742
All other	75,741	54,725
Total assets	$1,918,696	$1,777,944

Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2018 and 2017 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Capital additions and acquisitions by segment:
Data centers	$104,532	$344,458
Healthcare	50,199	138,611
Total capital additions and acquisitions	$154,731	$483,069
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the three months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2018	$34,469
2019	139,371
2020	139,066
2021	141,268
2022	136,739
Thereafter	1,078,123
$1,669,036
Rental Expense
The Company has three ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the three months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2018	$33
2019	132
2020	132
2021	132
2022	132
Thereafter	3,142
$3,703
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $208,894,000 and $211,011,000 as of September 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $220,372,000 and $220,436,000 as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $238,122,000 and $243,812,000 as of September 30, 2018

and December 31, 2017, respectively, as compared to the outstanding principal of $247,503,000 and $247,699,000 as of September 30, 2018 and December 31, 2017, respectively.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $210,000,000 and $120,000,000, which approximated its fair value as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $93,286,000 and $98,593,000 as of September 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $100,000,000 as of September 30, 2018 and December 31, 2017.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$11,249	$—	$11,249
Total assets at fair value	$—	$11,249	$—	$11,249

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,934	$—	$3,934
Total assets at fair value	$—	$3,934	$—	$3,934
Liabilities:
Derivative liabilities	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
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
During the three and nine months ended September 30, 2018 and 2017, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the three months ended September 30, 2018 and 2017, the Company recognized a gain of $49,000 and $14,000, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recognized a loss of $28,000 and a gain of $16,000, respectively, due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $3,000,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense, net.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2018			December 31, 2017
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 11/16/2017	12/22/2020 to 11/16/2022	$347,503	$11,249	$—	$347,699	$3,934	$(22)
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
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
Three Months Ended September 30, 2018
Interest rate swaps	$1,276	Interest expense, net	$304
Total	$1,276		$304
Three Months Ended September 30, 2017
Interest rate swaps	$(108)	Interest expense, net	$(327)
Total	$(108)		$(327)
Nine Months Ended September 30, 2018
Interest rate swaps	$7,693	Interest expense, net	$328
Total	$7,693		$328
Nine Months Ended September 30, 2017
Interest rate swaps	$(743)	Interest expense, net	$(1,024)
Total	$(743)		$(1,024)

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2018, there were no derivatives in a net liability position. As of September 30, 2018, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2018	$11,249	$—	$11,249	$—	$—	$11,249
December 31, 2017	$3,934	$—	$3,934	$—	$—	$3,934

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2017	$22	$—	$22	$—	$—	$22
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	7,693
Amount of gain reclassified from accumulated other comprehensive income to net income (effective portion)	(328)
Other comprehensive income	7,365
Balance as of September 30, 2018	$11,075

Unrealized Income on Derivative Instruments
Balance as of December 31, 2016	$840
Other comprehensive loss before reclassification	(743)
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,024
Other comprehensive income	281
Balance as of September 30, 2017	$1,121

The following table presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2018	2017
Interest rate swap contracts	$(328)	$1,024	Interest expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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
Note 17—Subsequent Events
Distributions Paid to Stockholders
On October 1, 2018, the Company paid aggregate distributions of approximately $4,416,000 to Class A stockholders ($2,315,000 in cash and $2,101,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid aggregate distributions of approximately $4,584,000 to Class A stockholders ($2,407,000 in cash and $2,177,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018.
On October 1, 2018, the Company paid aggregate distributions of approximately $585,000 to Class I stockholders ($338,000 in cash and $247,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid aggregate distributions of approximately $636,000 to Class I stockholders ($367,000 in cash and $269,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018.
On October 1, 2018, the Company paid aggregate distributions of approximately $1,728,000 to Class T stockholders ($750,000 in cash and $978,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid aggregate distributions of approximately $1,834,000 to Class T stockholders ($802,000 in cash and $1,032,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018.
On October 1, 2018, the Company paid aggregate distributions of approximately $107,000 to Class T2 stockholders ($39,000 in cash and $68,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018. On November 1, 2018, the Company paid aggregate distributions of approximately $139,000 to Class T2 stockholders ($57,000 in cash and $82,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018.
Distributions Authorized
Class A Shares
The board of directors approved and authorized an additional daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending November 30, 2018 in the amount of $0.000013677 per share. This additional distribution amount and the daily distribution of $0.001788493 previously authorized and declared by the board of directors will equal an annualized rate of 6.40%, based on the revised follow-on offering purchase price of $10.278 per Class A share. The distributions for each record date in October 2018 and November 2018 will be paid in November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 8, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on December 1, 2018 and ending on February 28, 2019. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.278 per share of Class A common stock. The distributions declared for each record date in December 2018, January 2019 and February 2019 will be paid in January 2019, February 2019 and March 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class I Shares
The board of directors approved and authorized an additional daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending November 30, 2018 in the amount of $0.000013677 per share. This additional distribution amount and the daily distribution of $0.001788493 previously authorized and declared by the board of directors will equal an annualized rate of 7.04%, based on the revised follow-on offering purchase price of $9.343 per Class I share. The distributions for each record date in October 2018 and November 2018 will be paid in November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 8, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on December 1, 2018 and ending on February 28, 2019. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.343 per share. The distributions declared for each record date in December 2018, January 2019 and February 2019 will be paid in January 2019, February 2019 and March 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
The board of directors approved and authorized an additional daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending November 30, 2018 in the amount of $0.000041894 per share. This additional distribution amount and the daily distribution of $0.001519750 previously authorized and declared by the board of directors will equal an annualized rate of 5.79%, based on $9.840 per Class T share, which reflects the updated NAV per share of the Company's Class T common stock, a 3.0% selling commission and a 3.0% dealer manager fee that were in place at the time the shares were purchased. The distributions for each record date in October 2018 and November 2018 will be paid in November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 8, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on December 1, 2018 and ending on February 28, 2019. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.79%, based on $9.840 per Class T share, which reflects the updated NAV per share of the Company's Class T common stock, a 3.0% selling commission and a 3.0% dealer manager fee that were in place at the time the shares were purchased. The distributions declared for each record date in December 2018, January 2019 and February 2019 will be paid in January 2019, February 2019 and March 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
The board of directors approved and authorized an additional daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending November 30, 2018 in the amount of $0.000039288 per share. This additional distribution amount and the daily distribution of $0.001522356 previously authorized and declared by the board of directors will equal an annualized rate of 5.82%, based on the revised follow-on offering purchase price of $9.788 per Class T2 share. The distributions for each record date in October 2018 and November 2018 will be paid in November 2018 and December 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
On November 8, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on December 1, 2018 and ending on February 28, 2019. The distribution will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.82%, assuming a purchase price of $9.788 per share. The distributions declared for each record date in December 2018, January 2019 and February 2019 will be paid in January 2019, February 2019 and March 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Fifth Amended and Restated Share Repurchase Program
The board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program clarifying the definition of the Company's repurchase date for the first quarter 2019, which is applied for repurchase requests received by the Company between September 25, 2018 and December 23, 2018.
See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the share repurchase program.

Status of the Offerings
As of November 8, 2018, the Company had accepted investors’ subscriptions for and issued approximately 88,365,000 shares of Class A common stock, 11,847,000 shares of Class I common stock, 38,524,000 shares of Class T common stock and 3,062,000 shares of Class T2 common stock in the Offerings, resulting in receipt of gross proceeds of approximately $874,050,000, $108,534,000, $369,940,000 and $29,548,000, respectively, for a total of $1,382,072,000. As of November 8, 2018, the Company had approximately $882,340,000 in Class A shares, Class I shares and Class T2 shares of common stock remaining in the Offering and approximately $59,320,000 in Class A shares, Class I shares, Class T shares and Class T2 shares of common stock remaining in the DRIP Offering.
Acquisitions
The following table summarizes the properties acquired subsequent to September 30, 2018 and through November 13, 2018:

Property	Date Acquired	Contract Purchase Price (1)	Ownership
Canton Data Center	10/03/2018	$9,425,000	100%
Benton Hot Springs Healthcare Facilities Portfolio (2)	10/17/2018	$30,448,369	100%

(1)	The property acquisitions were funded using the Company's Offerings.

(2)	The Benton Hot Springs Healthcare Facilities Portfolio consists of four properties.

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
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or Estimated Per Share NAV, of $9.18 as of June 30, 2017, of each of our Class A common stock, Class I common stock and Class T common stock for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share, and $9.766 per Class T share, effective October 1, 2017. Further, our board of directors approved $9.18 as the per share purchase price of Class A shares, Class I shares and Class T shares pursuant to the DRIP, effective October 1, 2017. On September 27, 2018, our board of directors established an updated Estimated Per Share NAV of $9.25 as of June 30, 2018. Therefore, effective October 1, 2018, shares of common stock are offered for a price per share of $10.278 per Class A share, $9.343 per Class I share and $9.788 per Class T2 share. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
On October 13, 2017, we registered 10,893,246 shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Registration Statement, for a price per share of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The DRIP Registration Statement was automatically effective with the SEC upon filing and we commenced offering shares of common stock pursuant to the DRIP Registration Statement on December 1, 2017. On December 6, 2017, we filed a post-effective amendment to our DRIP Registration Statement to register shares of Class T2 common stock at $9.18 per share. On September 27, 2018, our board of directors established an updated Estimated Per Share NAV of $9.25. Therefore, effective October 1, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $9.25.
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
We ceased offering shares of Class T common stock in our Offering on March 14, 2018, and began offering shares of Class T2 common stock in our Offering on March 15, 2018. We refer to the "Offering", "Initial Offering" and "DRIP Offering" collectively, as the "Offerings."
As of September 30, 2018, we had issued approximately 140,038,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,365,443,000, before share repurchases of $53,330,000, selling commissions and dealer manager fees of approximately $95,971,000 and other offering costs of approximately $26,680,000.
Our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program (the "Amended & Restated SRP"), which was effective on August 29, 2018. The Amended & Restated SRP provides that the Company will repurchase shares on a quarterly, instead of monthly basis. Our board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program clarifying the definition of Repurchase Date. See Part II, Item 2. "Unregistered Sales of Equity Securities" for further discussion.
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

On September 13, 2018, Lisa A. Drummond retired as Chief Operating Officer and Secretary of the Company, effective immediately. Our board of directors elected Todd M. Sakow as Chief Operating Officer and Secretary of the Company, effective September 13, 2018. Mr. Sakow resigned as Chief Financial Officer and Treasurer of the Company. Our board of directors named Kay C. Neely as Chief Financial Officer and Treasurer of the Company, effective September 13, 2018.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2018, we had purchased 58 real estate investments, consisting of 77 properties, comprising approximately 5,541,000 of rental square feet for an aggregate purchase price of approximately $1,752,435,000.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Number of commercial operating real estate properties (1)	77	64
Leased rentable square feet	5,401,000	4,655,000
Weighted average percentage of rentable square feet leased	97.5%	97.3%

(1)	As of September 30, 2017, we owned 66 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating real estate properties acquired	2	4	7	15
Commercial real estate property placed into service	1	—	1	—
Approximate aggregate purchase price of acquired real estate properties	$14,471,000	$52,454,000	$141,380,000	$458,838,000
Approximate aggregate cost of properties placed into service	$10,349,000	$—	$10,349,000	$—
Leased rentable square feet	87,000	154,000	328,000	1,683,000
This section describes and compares our results of operations for the three and nine months ended September 30, 2018 and 2017. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change

Same store rental and parking revenue	$30,188	$30,130	$58
Non-same store rental and parking revenue	8,977	116	8,861
Same store tenant reimbursement revenue	5,459	5,942	(483)
Non-same store tenant reimbursement revenue	925	14	911
Other operating income	(31)	3	(34)
Total revenue	$45,518	$36,205	$9,313

•	There was an increase in contractual rental revenue as a result of average annual escalations of 1.23% at our same store properties, which was offset by straight-line rental revenue.

•
Non-same store rental and parking revenue and tenant reimbursement revenue increased due to the acquisition of 15 operating properties and placing in service two development properties since July 1, 2017.

•	Same store tenant reimbursement revenue decreased primarily due to an decrease in real estate taxes, offset by an increase in utility reimbursements.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change

Same store rental and parking expenses	$7,761	$8,348	$(587)
Non-same store rental and parking expenses	1,686	20	1,666
General and administrative expenses	1,244	1,062	182
Asset management fees	3,323	2,698	625
Depreciation and amortization	14,849	11,852	2,997
Total expenses	$28,863	$23,980	$4,883

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to a decrease in real estate taxes, offset by an increase in utilities at certain same store properties.

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 15 operating properties and placing in service two development properties since July 1, 2017.

•	General and administrative expenses increased due to an increase in professional fees and personnel costs to our Advisor and its affiliates in connection with our Company's growth.

•	Asset management fees increased due to an increase in our real estate properties since July 1, 2017.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since July 1, 2017.
Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Interest expense, net:
Interest on notes payable	$(5,251)	$(4,492)	$(759)
Interest on secured credit facility	(3,370)	(2,275)	(1,095)
Amortization of deferred financing costs	(600)	(685)	85
Cash deposits interest	101	51	50
Capitalized interest	182	615	(433)
Total interest expense, net	$(8,938)	$(6,786)	$(2,152)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable to $467.9 million for the three months ended September 30, 2018, as compared to $401.7 million for the three months ended September 30, 2017.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest decreased due to an decrease in the average accumulated expenditures on development properties to $26.5 million for the three months ended September 30, 2018, as compared to $44.5 million during the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change

Same store rental and parking revenue	$58,360	$58,343	$17
Non-same store rental and parking revenue	53,930	15,307	38,623
Same store tenant reimbursement revenue	12,609	12,515	94
Non-same store tenant reimbursement revenue	5,514	1,639	3,875
Other operating income	347	25	322
Total revenue	$130,760	$87,829	$42,931

•	There was an increase in contractual rental revenue as a result of average annual escalations of 1.55% at our same store properties, which was offset by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 26 operating properties and placing in service two development properties since January 1, 2017.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change

Same store rental and parking expenses	$14,813	$14,592	$221
Non-same store rental and parking expenses	12,626	4,002	8,624
General and administrative expenses	3,526	3,199	327
Asset management fees	9,655	7,055	2,600
Depreciation and amortization	42,848	28,487	14,361
Total expenses	$83,468	$57,335	$26,133

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in utilities, offset by a decrease in real estate taxes and repairs and maintenance at certain same store properties.

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 26 operating properties and placing in service two development properties since January 1, 2017.

•	General and administrative expenses increased due to an increase in professional fees and reporting costs in connection with our Company's growth.

•	Asset management fees increased due to an increase in our real estate properties owned since January 1, 2017.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2017.

Changes in interest expense, net are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Interest expense, net:
Interest on notes payable	$(15,696)	$(9,183)	$(6,513)
Interest on secured credit facility	(8,385)	(6,162)	(2,223)
Amortization of deferred financing costs	(2,205)	(1,870)	(335)
Cash deposits interest	230	142	88
Capitalized interest	1,171	1,450	(279)
Total interest expense, net	$(24,885)	$(15,623)	$(9,262)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable to $468.0 million for the nine months ended September 30, 2018, as compared to $278.7 million for the nine months ended September 30, 2017.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest decreased due to an decrease in the average accumulated expenditures on development properties to $33.5 million for the nine months ended September 30, 2018, as compared to $35.6 million during the nine months ended September 30, 2017.

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses incurred by us to exceed 15% of gross offering proceeds from the Initial Offering or the Offering, respectively, as of the date of the reimbursement. Other offering costs, which are offering expenses other than selling commissions, dealer manager fees and distribution and servicing fee, associated with the Initial Offering were approximately 2.0% of the gross offering proceeds. We expect that other offering costs associated with the Offering (other than selling commissions, dealer manager fees and distribution and servicing fees) will be approximately 2.0% of the gross offering proceeds. Since inception, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $19,747,000 as of September 30, 2018. As of September 30, 2018, we reimbursed our Advisor or its affiliates approximately $18,860,000 in other offering costs. In addition, we paid our Advisor or its affiliates $534,000 in other offering costs related to subscription agreements. As of September 30, 2018, we accrued approximately $353,000 of other offering costs to our Advisor and its affiliates. As of September 30, 2018, we incurred approximately $95,971,000 in selling commissions and dealer manager fees and $16,232,000 in distribution and servicing fees to our Dealer Manager. As of September 30, 2018, we incurred other offering costs (other than selling commissions, dealer manager fees and distribution and servicing fees) of approximately $26,680,000.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, net proceeds from our Offering, funds equal to amounts reinvested in the DRIP, borrowings on the secured credit facility, as well as secured and unsecured borrowings from banks and other lenders.
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
Capital Expenditures
We will require approximately $11.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2018, we had $5.0 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2018, we had approximately $84.8 million in cash and cash equivalents. For the nine months ended September 30, 2018, we incurred capital expenditures of $13.4 million that primarily related to two healthcare real estate investments.

Credit Facility
As of September 30, 2018, the maximum commitments available under the secured credit facility were $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right to one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.
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
As of September 30, 2018, we had a total pool availability under the secured credit facility of $501,447,000. As of September 30, 2018, we had an aggregate outstanding principal balance of $310,000,000, and $191,447,000 remained available to be drawn on the secured credit facility.
Cash Flows
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$57,320	$40,297	$17,023
Net cash (used in) investing activities	$(155,331)	$(483,106)	$327,775
Net cash provided by financing activities	$109,753	$474,637	$(364,884)
Operating Activities

•
Net cash provided by operating activities increased primarily due to the acquisition of our new operating properties, partially offset by increased operating expenses related to these acquired properties.

Investing Activities

•	Net cash used in investing activities decreased primarily due to a decrease in investments in real estate of $316.6 million and a decrease in capital expenditures of $11.7 million.
Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from notes payable and the secured credit facility of $345.8 million, a decrease in proceeds from the issuance of common stock of $171.8 million and an increase in repurchases of our common stock of $24.0 million, offset by a decrease in payments on the secured credit facility of $175.0 million.

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

We have funded distributions with operating cash flows from our properties and proceeds raised in our Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Nine Months Ended September 30,
	2018		2017
Distributions paid in cash - common stockholders	$29,673		$20,415
Distributions reinvested	30,519		23,001
Total distributions	$60,192		$43,416
Source of distributions:
Cash flows provided by operations (1)	$29,673	49%	$20,415	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	30,519	51%	23,001	53%
Total sources	$60,192	100%	$43,416	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of September 30, 2018, were approximately $6.8 million for common stockholders. These distributions were paid on October 1, 2018.
For the nine months ended September 30, 2018, we declared and paid distributions of approximately $60.2 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2018 of approximately $65.3 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2018, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of September 30, 2018, we had approximately $777.9 million of principal debt outstanding, of which $467.9 million related to notes payable and $310.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2018 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$509	$2,312	$78,446	$139,105	$220,372
Interest payments—fixed rate debt	9,538	18,973	12,890	18,086	59,487
Principal payments—variable rate debt fixed through interest rate swap (1)	872	6,771	339,860	—	347,503
Interest payments—variable rate debt fixed through interest rate swap (2)	14,937	29,644	12,454	—	57,035
Principal payments—variable rate debt	—	—	210,000	—	210,000
Interest payments—variable rate debt (3)	8,933	17,866	11,591	—	38,390
Capital expenditures	11,318	—	—	—	11,318
Ground lease payments	545	1,089	1,089	4,798	7,521
Total	$46,652	$76,655	$666,330	$161,989	$951,626

(1)
As of September 30, 2018, we had $347.5 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2018, to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of September 30, 2018, to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$7,717	$5,439	$22,407	$14,871
Adjustments:
Depreciation and amortization	14,849	11,852	42,848	28,487
FFO attributable to common stockholders	$22,566	$17,291	$65,255	$43,358
Adjustments:
Amortization of intangible assets and liabilities (1)	(1,086)	(616)	(3,258)	(963)
Straight-line rents (2)	(3,326)	(2,844)	(10,009)	(7,686)
Ineffectiveness of interest rate swaps	(49)	$(14)	28	(16)
MFFO attributable to common stockholders	$18,105	$13,817	$52,016	$34,693
Weighted average common shares outstanding - basic	132,467,127	105,388,118	129,614,816	95,668,433
Weighted average common shares outstanding - diluted	132,491,755	105,405,297	129,637,967	95,687,382
Net income per common share - basic	$0.06	$0.05	$0.17	$0.16
Net income per common share - diluted	$0.06	$0.05	$0.17	$0.16
FFO per common share - basic	$0.17	$0.16	$0.50	$0.45
FFO per common share - diluted	$0.17	$0.16	$0.50	$0.45

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
The following table summarizes our principal debt outstanding as of September 30, 2018 (amounts in thousands):

September 30, 2018
Notes payable:
Fixed rate notes payable	$220,372
Variable rate notes payable fixed through interest rate swaps	247,503
Total notes payable	467,875
Secured credit facility:
Variable rate revolving line of credit	60,000
Variable rate term loan fixed through interest rate swaps	100,000
Variable rate term loan	150,000
Total secured credit facility	310,000
Total principal debt outstanding (1)	$777,875

(1)	As of September 30, 2018, the weighted average interest rate on our total debt outstanding was 4.27%.
As of September 30, 2018, $210.0 million of the $777.9 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.25% per annum. As of September 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.1 million per year.
As of September 30, 2018, we had 13 interest rate swap agreements outstanding, which mature on various dates from December 2020 to November 2022. As of September 30, 2018, the aggregate settlement asset value was $11.4 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of September 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a settlement asset value of the interest rate swaps of $16.2 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2018 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2018, our cash flows provided by operations of approximately $57.3 million was a shortfall of $2.9 million, or 4.8%, of our distributions paid (total distributions were approximately $60.2 million, of which $29.7 million was cash and $30.5 million was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of September 30, 2018, we owned 58 real estate investments, located in 39 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of our revenue for the nine months ended September 30, 2018. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 17.3% and 10.0%, respectively, of our revenue for the nine months ended September 30, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of September 30, 2018, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the nine months ended September 30, 2018.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
As of September 30, 2018, approximately 16.5% of our tenants had an investment grade credit rating from a major ratings agency, 28.3% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 55.2% of our tenants are not rated.  Approximately 32.6% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
In addition to the failure to remit payment for the risk corridor payment and the recent suspension of the risk adjustment payments, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, several insurers filed suit in the U.S. Court of Federal Claims to recover cost-share reduction payments, and in two of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered qualified health plans (QHPs) the full amount owed to them in risk corridors payments. Additional cases are still pending, but at this time two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas and New Hampshire were granted waivers for their programs and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and the Court referred it back to CMS. If the “work requirement” expands to the states, Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
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
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T2 common stock is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.
The offering prices per Class A share, Class I share and Class T2 share are based on our Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T2 common stock as of June 30, 2018, as determined by our board of directors on September 27, 2018, which we refer to collectively as our Estimated Per Share NAV, and any applicable per share upfront selling commissions and dealer manager fees. The price at which stockholders purchase shares and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the company, because the amount of proceeds available for investment from this offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) the Estimated Per Share NAV does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the Estimated Per Share NAV does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the Estimated Per Share NAV does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio. Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The Estimated Per Share NAV also does not take into account estimated disposition costs and fees for real estate properties that were not pending disposition. There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV; provided, however, that pursuant to FINRA rules, the determination of the Estimated Per Share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our Estimated Per Share NAV will be done at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.
The purchase prices you pay for shares of our Class A common stock, Class I common stock and Class T2 common stock are based on the Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T2 common stock at a given point in time, and any applicable per share upfront selling commissions and dealer manager fees. Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you pay may be higher than the value of our assets per share of common stock at the time of your purchase.
The per share price for Class A shares, Class I shares and Class T2 shares in this Offering are based on our most recent Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T2 common stock and applicable upfront commissions and fees. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with our advisor and Stanger. Stanger prepared an appraisal report summarizing key information and assumptions and providing a value on 70 of our 75 properties in our portfolio as of June 30, 2018. In addition, Stanger relied upon the appraisal reports prepared by third parties other than Stanger on five properties with valuation dates ranging from February 7, 2018 to May 22, 2018. Stanger also prepared a net asset value report, which estimates the Estimated Per Share NAV of each of our Class A, Class I, Class T and Class T2 common stock as of June 30, 2018. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2018, and was performed in accordance with the valuation guidelines established by the IPA Valuation Guidelines, Valuations of Publicly Registered Non-Listed REITs. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our Estimated Per Share NAV for each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock will be prepared at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent Estimated Per Share NAV was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed on October 1, 2018 regarding the Estimated Per Share NAV, we do not intend to release individual property value estimates or any of the data supporting the Estimated Per Share NAV.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 20, 2018, we granted an aggregate of 9,000 shares of restricted Class A common stock under our 2014 Restricted Share Plan to our three independent directors in connection with such independent directors’ re-election to our board of directors. Each independent director received 3,000 shares of restricted Class A common stock. Additionally, on July 24, 2018, we granted 3,000 shares of restricted Class A common stock in connection with the initial election of a new independent board member.
The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2018.
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
As of September 30, 2018, we had issued approximately 140.0 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1,365.4 million, of which we paid $96.0 million in selling commissions and dealer manager fees, approximately $26.7 million in organization and offering costs and approximately $35.5 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.8 billion in real estate investments as of September 30, 2018. In addition, we invested $55.4 million in expenditures for capital improvements related to certain real estate investments.
As of September 30, 2018, approximately $0.4 million remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offerings, excluding distribution and servicing fees.
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
Our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program (the "Fourth Amended & Restated SRP"), which became effective on August 29, 2018. The Amended & Restated SRP provides that we will repurchase shares on a quarterly, instead of monthly basis. In no event will we repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year (the "5% Annual Limitation"). We will either accept or reject a repurchase request on the last day of each quarter.
Subsequent to the quarter ended September 30, 2018, our board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program (the "Fifth Amended & Restated SRP," and together with the Fourth Amended & Restated SRP, the "Amended & Restated SRP") in order to clarify that the Company will process repurchase requests on or about the tenth day of the first month following the end each quarter (the "Repurchase Date"), and to further clarify that the first quarter 2019 repurchase date will cover repurchase requests received by the Company between September 25, 2018 and December 23, 2018.

We reserve the right to increase the share limitation of the fourth quarter of 2018 as necessary in accordance with the 5% Annual Limitation. We will fund the share repurchases during the remainder of 2018 with proceeds we received from the sale of shares in our distribution reinvestment plan, or the DRIP, during the year ended December 31, 2017, and other operating funds that may be reserved by our board of directors.
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
During the three months ended September 30, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Numbers of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 2018	681,118	$9.18	681,118	$—
August 2018	382,698	$9.18	382,698	$—
September 2018	—	$—	—	$—
Total	1,063,816		1,063,816
During the three months ended September 30, 2018, we repurchased approximately $9,766,000 of Class A shares, Class I shares, and Class T shares of common stock, which represented all repurchase requests received in good order and eligible for repurchase through the September 30, 2018 repurchase date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as a part of this report or incorporated by reference.

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

3.6
Certificate of Correction to Articles Supplementary of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 2, 2018, and incorporated herein by reference).

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

10.1
Fourth Amendment to the Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated September 21, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 21, 2018, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 1, 2018, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)