Form 10-K
period 2018-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2019-03-22
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
As of June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the Registrant was conducting an ongoing public offering of its Class A, Class I and Class T2 shares of common stock pursuant to a Registration Statement on Form S-11. As of June 30, 2018, there were approximately 82,282,000 shares of Class A common stock, 9,740,000 shares of Class I common stock, 37,627,000 shares of Class T common stock and 1,392,000 shares of Class T2 common stock held by non-affiliates, for an aggregate amount of approximately $817,657,000, $89,143,000, $361,698,000 and $13,523,000, respectively, assuming a purchase price of $10.200 per Class A share, $9.273 per Class I share, $9.766 per Class T share and $9.714 per Class T2 share, the offering prices per Class A share, Class I share and Class T2 share as of June 30, 2018 in the Registrant's public offering exclusive of any discounts for certain categories of purchasers. The purchase price per Class T share of $9.766 reflects the estimated net asset value per share of Class T common stock as of June 30, 2017, a 3.0% selling commission and a 3.0% dealer manager fee that were in place at the time the shares were purchased. The estimated share value of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock is $9.25 per share as of June 30, 2018, which was approved by the Registrant's board of directors on September 27, 2018.
As of March 18, 2019, there were approximately 82,362,000 shares of Class A common stock, 12,476,000 shares of Class I common stock, 38,167,000 shares of Class T common stock and 3,424,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, and has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the special limited partner of the Operating Partnership. As of December 31, 2018, we owned 62 real estate investments, consisting of 85 properties, comprising approximately 5,815,000 rentable square feet of single-tenant and multi-tenant commercial space located in 42 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, or µSA. As of December 31, 2018, the rentable space of these real estate investments was 97.6% leased.
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
On October 13, 2017, we registered 10,893,246 shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Registration Statement, for a price per share of $9.18 per Class A share, Class I share and Class T share for a proposed maximum offering price of $100,000,000 in shares of common stock, or the DRIP Offering. The DRIP Registration Statement was automatically effective with the SEC upon filing and we commenced offering shares of common stock pursuant to the DRIP Registration Statement on December 1, 2017. On December 6, 2017, we filed a post-effective amendment to our DRIP Registration Statement to register shares of Class T2 common stock at $9.18 per share. On September 27, 2018, our board of directors established an updated Estimated Per Share NAV (as defined below) of $9.25. Therefore, effective October 1, 2018, shares of each class of common stock are offered pursuant the DRIP Offering for a price per share of $9.25.
On November 27, 2017, we commenced our follow-on offering of up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock, or our Offering, and collectively with our Initial Offering and the DRIP Offering, our Offerings. We ceased offering shares of Class T common stock in our Offering and began offering shares of Class T2 common stock in our Offering on March 15, 2018. We ceased offering shares of common stock pursuant to our Offering on November 27, 2018. At the completion of our Offering, we had accepted investors' subscriptions for and issued approximately 13,491,000 shares of Class A, Class I, Class T and Class T2 common stock resulting in gross proceeds of $129,308,000.
As of December 31, 2018, we had accepted investors’ subscriptions for and issued approximately 143,390,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,397,181,000, before share repurchases of $63,814,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,000,000.
On September 29, 2016, our board of directors established an estimated per share net asset value, or NAV, of $9.07 as of June 30, 2016, of each of our Class A common stock and Class T common stock, or the 2016 Estimated Per Share NAV. On September 28, 2017, our board of directors established an estimated per share net asset value of $9.18 as of June 30, 2017, of each of our Class A common stock, Class I common stock and Class T common stock, or the 2017 Estimated Per Share NAV. On September 27, 2018, our board of directors established an updated estimated per share NAV of $9.25 as of June 30, 2018, of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, or the Estimated Per Share NAV.
From October 1, 2016 through October 1, 2017, we offered shares of our Class A common stock, Class I common stock and Class T common stock in the Initial Offering at the per share prices of $10.078, $9.649, and $9.162, respectively, which were based on the 2016 Estimated Per Share NAV and any applicable upfront selling commissions and dealer manager fees. Effective October 1, 2016, we offered shares of Class A common stock and Class T common stock pursuant to our DRIP at the per share prices of $9.574 and $9.167, however, effective with purchases pursuant to our DRIP on January 1, 2017, all share classes were offered pursuant to our DRIP at a per share price of $9.07. From October 1, 2017 through September 28, 2018, we offered shares of our Class A common stock, Class I common stock and Class T common stock in the Initial Offering and Offering at the per share price of $10.200, $9.273, and $9.766, respectively, which were based on the 2017 Estimated Per Share NAV and any applicable upfront selling commissions and dealer manager fees, and offered all share classes pursuant to our DRIP at $9.18 per share. From October 1, 2018 through the termination of our Offering, we offered shares of our Class A common stock, Class I common stock, and Class T2 common stock in the Offering at the per share price of $10.278, $9.343 and $9.788, respectively, which were based on the Estimated Per Share NAV and any applicable upfront selling commissions and dealer manager fees. Effective October 1, 2018, we are offering shares of Class A, Class I, Class T and Class T2 common stock pursuant to our DRIP at $9.25 per share. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated per share NAV on at least an annual basis.
Substantially all of our business is managed by our Advisor. Carter Validus Real Estate Management Services II, LLC, an affiliate of our Advisor, or our Property Manager, serves as our property manager. SC Distributors, LLC, an affiliate of our Advisor, or our Dealer Manager, served as the dealer manager of our Initial Offering and our Offering. The Dealer Manager has received, and will continue to receive, fees for services related to our Initial Offering and our Offering. Our Advisor and Property Manager have received and will continue to receive fees for services related to our acquisition and operational stages. The Advisor also may receive fees during a liquidation stage.
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
Key Developments during 2018 and Subsequent

•
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains the Chairman of our board of directors. In connection with Mr. Carter's resignation, our board of directors appointed Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as our President.

•
On July 24, 2018, our board of directors increased its size from five to seven directors and elected Mr. Seton and Roger Pratt as directors to fill the newly created vacancies on the board, effective immediately. Our board of directors determined that Mr. Pratt is an independent director. With the election of Messrs. Seton and Pratt, our board of directors now consists of seven members, four of whom are independent directors. Our board of directors also appointed Mr. Pratt to serve on the audit committee of the board of directors.

•
On September 13, 2018, Lisa A. Drummond retired as our Chief Operating Officer and Secretary, effective immediately. Our board of directors elected Todd M. Sakow as our Chief Operating Officer and Secretary, effective September 13, 2018. Mr. Sakow resigned as our Chief Financial Officer and Treasurer, effective September 13, 2018. Our board of directors appointed Kay C. Neely to serve as our Chief Financial Officer and Treasurer, effective September 13, 2018.

•	On September 27, 2018, our board of directors established the Estimated Per Share NAV of $9.25.

•	On November 27, 2018, we terminated our Offering. We raised gross offering proceeds of approximately $129,308,000 in our Offering.

•
During the year ended December 31, 2018, our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program, which became effective on August 29, 2018. The Fourth Amended and Restated Share Repurchase Program provides, among other things, that we will repurchase shares on a quarterly, instead of monthly basis. Subsequently, our board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program to clarify the definition of the "Repurchase Date." See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information.

•
During the year ended December 31, 2018, we repurchased 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares), or 3.80% of shares outstanding as of December 31, 2017, for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share).

•
During the year ended December 31, 2018, our Operating Partnership and certain of our subsidiaries entered into the Third Amended and Restated Credit Agreement to add seven new lenders and to increase the maximum commitments available under the secured credit facility from $425,000,000 to an aggregate of up to $700,000,000, consisting of a

$450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right for one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.

•	During the year ended December 31, 2018, we increased the borrowing base availability under the secured credit facility by $142,468,000 by adding 16 properties to the aggregate pool availability.

•
During the year ended December 31, 2018, we purchased nine real estate investments, consisting of 15 properties, comprising approximately 578,000 of gross rental square feet for an aggregate purchase price of approximately $217,332,000.

•
As of March 18, 2019, we, through our wholly-owned subsidiaries, owned 62 real estate investments, consisting of 85 properties, for an aggregate purchase price of $1,828,418,000 and comprising of approximately 5,815,000 gross rental square feet of commercial space.

•	As of March 18, 2019, we had a $365,000,000 outstanding principal balance under the secured credit facility.
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
Investment Strategy
Primary Investment Focus
There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds from our Offerings that may be invested in a single investment. We intend to focus our investment activities on acquiring mission critical net-leased properties, preferably with long-term leases, to creditworthy tenants that are primarily in the data center and healthcare sectors. We expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or cause our Advisor to have assets under management that would require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. We expect the sizes of individual properties that we purchase to vary significantly, but we expect most of the properties we acquire are likely to have a purchase price between $5,000,000 and $200,000,000. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments.
Investing in Real Property
Our Advisor uses the following criteria to evaluate potential investment opportunities:

•	“mission critical” (as defined below) to the business operations of the tenant;

•	leased to creditworthy and investment grade tenants, preferably on a net-leased basis;

•	long-term leases, preferably with terms of six years or longer, which typically include annual or periodic fixed rental increases; and

•	located in geographically diverse, established markets with superior access and visibility.
We believe that net-leased properties, as generally compared to properties with other lease structures, offer a distinct investment advantage since such properties typically provide more stable and predictable returns to the property owner, require less operating capital and have less recurring tenant turnover. Further, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in specific geographic markets. We believe that a portfolio consisting of freestanding, single-tenant and multi-tenant mission critical properties that are long-term net-leased to creditworthy tenants will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a potential listing of our shares attractive to the public investment community.
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
Many data center and healthcare companies are currently entering into sale-leaseback transactions as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence, in today’s competitive corporate environment, as many of these companies attempt to divest of their real estate assets.
We have incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire certain properties without financing and later incur debt on such properties if favorable financing terms are available. We would use the proceeds from these loans to acquire additional properties and other real estate-related investments. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets (calculated as of the close of our Offering and once we have invested substantially all the net proceeds of our Offering), unless excess borrowing is approved by a majority of our board of directors, including a majority of our independent directors.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of December 31, 2018, we have not identified any material change in any of our significant tenants' credit quality.
Description of Leases
We acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property), excluding the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties may be subject to "gross" or "modified gross" leases. "Gross" leases require the tenant to pay a fixed rental amount inclusive of all of the tenant's operating expenses. Any operating expenses not covered by the tenant's rental amount are the responsibility of the landlord (including any operating expense increases in subsequent years). "Modified gross" leases typically require the tenant to pay, in addition to a fixed rental, a portion of the operating expenses of the property.
A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2018, the weighted average remaining lease term of our properties was 9.7 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, the original tenant will generally remain fully liable under the lease unless we release that tenant from its obligations under the lease.
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
The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market circumstances, and current tenant creditworthiness, with a view to achieving maximum capital appreciation. We cannot assure stockholders that this objective will be realized. The sale price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the capitalization rate applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.
Qualification as a REIT
We elected, and currently qualify, to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Interests in Other Real Estate Programs
Affiliates of our Advisor act as executive officers of our Advisor and as directors and/or officers of Carter Validus Mission Critical REIT, Inc., which is the other publicly registered, non-traded REIT currently managed by affiliates of our Advisor. Affiliates of our officers and entities owned or managed by such affiliates may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates have formed and may form, additional real estate investment entities in the future, whether public or private, which may have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities. Our Advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us. Our Advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.
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
We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors, including a majority of our independent directors, determines that substantial justification for the excess exists and the excess is reasonable. As of December 31, 2018, we had not purchased any properties from our Advisor, its affiliates or any directors.
Competition in Acquiring, Leasing and Operating of Properties
Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our Advisor, or any other programs which may be sponsored by affiliates of our Advisor, are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates, managing properties on our behalf, seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making such prospective employees aware of all such properties seeking to employ such prospective employees. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
Affiliated Property Manager
The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager is affiliated with the property managers an affiliated real estate programs, which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2018, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the segment diversification of our real estate properties based on revenue as of December 31, 2018:

Industry	Total Number of Leases	Leased Sq Ft	2018 Revenue (in thousands)(1)	Percentage of 2018 Revenue
Data Centers	60	3,171,436	$103,226	58.2%
Healthcare	96	2,501,307	74,106	41.8%
	156	5,672,743	$177,332	100.0%

(1)	Revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income.
Based on leases of our properties in effect as of December 31, 2018, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our revenue as of December 31, 2018:

Location	Total Number of Leases	Leased Sq Ft	2018 Revenue (in thousands)(1)	Percentage of 2018 Revenue
Atlanta-Sandy Springs-Roswell, GA	30	985,536	$29,858	16.8%
Houston-The Woodlands-Sugar Land, TX	7	307,024	16,915	10.0%
	37	1,292,560	$46,773	26.8%

(1)	Revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income.

As of December 31, 2018, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the year ended December 31, 2018.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC available at www.cvmissioncriticalreit2.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.
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
We currently have not identified all of the properties we may purchase with net proceeds from our Offerings. For this and other reasons, an investment in us is speculative.
We have not identified all of the properties we will acquire with the net proceeds from our Offerings. Additionally, we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties. Since we currently have not identified all of the properties we intend to purchase, our offering is considered to be a “blind pool” offering. We intend to continue to invest net offering proceeds in net-leased properties, primarily in data centers and healthcare sectors, preferably with long-term leases to creditworthy tenants located throughout the continental United States. We also may, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate.
Our shares of common stock will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount.
There is currently no public market for our shares and there may never be one. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. In particular, the share repurchase program provides that we may make repurchase offers only if a stockholder has held our shares for a minimum of one year, we have sufficient funds available for repurchase, applicable quarterly share and DRIP funding limitations described in the share repurchase program have not been reached, and to the extent the total number of shares for which repurchase is requested does not exceed 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. Our board of directors may reject any request for repurchase of shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell shares, they may only be able to sell them at a substantial discount from the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.
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
We may suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our Offerings or from borrowings in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of our Offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it typically will take at least several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments for us, we will hold the uninvested proceeds of our Offerings in an interest-bearing account or invest such proceeds in short-term, investment-grade investments. If we cannot invest all of the proceeds from our Offerings within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and our stockholders may receive less than the amount they initially invested.
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock may not reflect the value that stockholders will receive for their investment.
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock as of June 30, 2018, was determined by our board of directors on September 27, 2018, which we refer to collectively as our Estimated Per Share NAV.
The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles in the United States on America, or GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;

•	a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or

•	the methodology used to estimate our NAV per share would be acceptable to FINRA or comply with ERISA reporting requirements.
Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of June 30, 2018. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on October 1, 2018.
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
We expect to continue to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

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
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6%, of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Until we acquire additional properties or real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and Offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of the Offerings will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations from which to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue and acquisition related expenses. For further discussion of our operational history and the factors affecting our losses, see the “Selected Financial Data” section of the Annual Report on Form 10-K, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and the notes included in this Annual Report on Form 10-K for a discussion of our operational history and the factors for our losses.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of December 31, 2018, we owned 62 real estate investments, located in 42 MSAs, two of which accounted for 10.0% or more of our revenue for the year ended December 31, 2018. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 16.8% and 10.0%, respectively, of our revenue for the year ended December 31, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of December 31, 2018, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the year ended December 31, 2018.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Michael A. Seton, Todd M. Sakow and Kay C. Neely, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not currently intend to separately maintain key person life insurance on Michael A. Seton, Todd M. Sakow and Kay C. Neely or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
Certain of our executive officers and directors, including Michael A. Seton, Todd M. Sakow, Kay C. Neely and John E. Carter, who serves as the chairman of our board of directors, also are officers and/or directors of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

If we do not successfully implement our business strategy, we may be unable to generate cash needed to continue to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Morrison & Foerster LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morrison & Foerster LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morrison & Foerster LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.
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
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of an "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-

generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen. Accordingly, our board of directors may not be able to change our investment policies as they deem appropriate if such change would cause us to meet the definition of an investment company.
If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 600,000,000 shares of stock, of which 500,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 500,000,000 shares of common stock, 175,000,000 shares are designated as Class A shares, 75,000,000 shares are designated as Class I shares, 175,000,000 shares are designated as Class T shares and 75,000,000 shares are designated as Class T2 shares. Other than the differing fees with respect to each class and the payment of a distribution and servicing fee out of cash otherwise distributable to Class T stockholders and Class T2 stockholders, Class A shares, Class I shares, Class T shares and Class T2 shares have identical rights and privileges, such as identical voting rights. The net proceeds from the sale of the four classes of shares were commingled for investment purposes and all earnings from all of the investments will proportionally accrue to each share regardless of the class. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have authority to issue, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which we will have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 of our Class A shares for issuance under the Incentive Plan and we granted 3,000 restricted shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement and broke escrow and we granted 3,000 restricted shares of Class A common stock to each of our independent directors each time they were re-elected to the board of directors. We will also grant 3,000 shares of Class A common stock in connection with such independent director’s subsequent election or re-election, as applicable. Existing stockholders likely will suffer dilution of their equity investment in us, if we:

•	sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.
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
If we internalize our management functions, the percentage of our outstanding common stock owned by our stockholders could be reduced, and we could incur other significant costs associated with being self-administered.
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
Our Advisor and our Property Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, dispositions of assets, financing of our assets and certain administrative services. We will pay our Advisor and our Property Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.
We may be unable to maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from our properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from the proceeds of our Offerings or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.
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
As of December 31, 2018, approximately 15.8% of our tenants had an investment grade credit rating from a major ratings agency, 26.6% of our tenants were rated but did not have an investment grade credit rating from a major ratings agency and 57.6% of our tenants are not rated.  Approximately 30.5% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our gross offering proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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
Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a net lease basis or require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.
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
There will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions and the amount available for distributions to our stockholders.
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
One particular federal law is The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, which established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for clean-up of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and clean-up can be substantial. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
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
Risks Associated with Investments in the Healthcare Property Sector
Our real estate investments may become concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified.
We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio does not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 41.8% of our revenue for the year ended December 31, 2018.
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
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Patient Protection and Affordable Care Act of 2010 ("Affordable Care Act"). In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates that may result in decreased reimbursement from private insurers.
A slowdown in the United States economy could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.
Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, and our ability to make distributions to our stockholders.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.
The Affordable Care Act is changing how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, it reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. It remains difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues, and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, partial repeal, and possible full repeal. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other healthcare laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.
In 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. As of January 2018, 32 states and Washington, D.C. have elected to participate in the Medicaid expansion. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.
In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. The Affordable Care Act will remain in place pending an appeal of the court’s decision to the United States Court of Appeals for the Fifth Circuit.
It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.
 We cannot predict the effect of the Executive Order, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, other state-based litigation, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.
Recent changes to healthcare laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
Statutory and regulatory policy changes and decisions may impact one or more specific providers that lease space in any of our properties. In particular the following recent changes to healthcare laws and regulations may apply to our tenants:

•
The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") reforms Medicare payment policy for services paid under the Medicare physician fee schedule and adopts a series of policy changes affecting a wide range of providers and suppliers. MACRA repeals the sustainable growth rate formula effective January 1, 2015, and establishes a new payment framework which may impact payment rates for our tenants.

•
On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan and Wisconsin have been granted a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver, finding the approval was arbitrary and capricious and the Court referred it back to CMS. In response to CMS’ willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent. In addition, beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.

•
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans, or SNPs, which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program, or CHIP, through 2027; (iii) expansion of Medicare coverage for tele-medicine services; and (iv) expanded testing of certain value-based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants and may reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.

•
Every year, the CMS adjusts payment levels and policies for physician services through rulemaking, in compliance with statutory requirements, and other budget decisions by the Executive Branch. In November 2018, CMS issued a final rule for the Medicare physician fee schedule effective for 2019. Among other things, the final rule increases payment levels during 2019 for many physician services, although payment for some procedures may be reduced based on recalculations of the practice expense component of the physician relative value units. Medicare payment for certain drugs may be reduced from 6% to 3% of the wholesale acquisition cost, if an average sales price is not available.

These regulatory changes may have an adverse financial impact on our tenants, which could impact their ability to pay rent to us. In addition, many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-regulated project, but are not authorized by the applicable regulatory body to proceed with the project, these tenants could be prevented from operating in their intended manner and could be materially adversely affected.
The application of lower reimbursement rates to our tenants or failure to qualify for existing rates under certain exceptions, the failure to comply with these laws and regulations, or the failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our stockholders.
Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition, and results of operations, and our ability to make distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; and

•	increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities.
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
Further, the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, was established in 1996 to set national standards for the confidentiality, security, and transmission of personal health information (PHI). Healthcare providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our stockholders.
Changes in the insurance products available for patients will impact the tenant’s payor mix and may adversely impact revenues.
In 2014, state insurance exchanges created by the Affordable Care Act were implemented, which provided a new mechanism for individuals to obtain insurance. The number of payors participating in the state insurance exchanges vary, and in some regions there are very limited insurance plans available for patients. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
The insurance plans that participated on the health insurance exchanges were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. If the court decisions that risk corridor payments are not required to be paid to the qualified health plans on the health insurance exchange remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
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
We believe that utilizing borrowing is consistent with our objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total net assets as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing, following the completion of our Offering, in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations of the NASAA REIT Guidelines set forth in our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. We expect that from time to time during the period of investing proceeds of our Offerings, we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.
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
As of December 31, 2018, we had $822.8 million of total principal debt outstanding, of which $255.0 million was variable rate principal debt outstanding. As of December 31, 2018, our weighted average interest rate for variable rate debt was 4.5%. Increases in interest rates would increase our interest costs, if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Additionally, LIBOR may cease to be published and could be replaced by alternative benchmarks, which could impact interest rates under our debt agreements.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
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
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90% of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which would result in shareholders having tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable share distributions is not clear, and it is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets)

generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of "non-qualified publicly offered REIT instruments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
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
Dividends payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including our common stock.
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
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs, health savings accounts, or Coverdell education savings accounts, and other arrangements that are subject to ERISA or Section 4975 of the Code(referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil penalties (and criminal penalties, if the failure is willful).
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRA should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Code;

•	whether the investment is made in accordance with the documents and instruments governing his or her Benefit Plan or IRA, including any investment policy;

•	whether the investment satisfies the prudence, diversification and other requirements of Section 404(a)of ERISA or any similar rule under other applicable laws or regulations;

•	whether the investment will impair the liquidity needs to satisfy minimum and other distribution requirements of the Benefit Plan or IRA and tax withholding requirements that may be applicable;

•	whether the investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or any similar rule under other applicable laws or regulations;

•	whether the investment will produce or result in “unrelated business taxable income” or UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA;

•	whether the investment will cause our assets to be treated as "plan assets" of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered plan assets of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Code may require such plan or IRA to withdraw required minimum distributions in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions as required, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.
As of December 31, 2018, we owned a portfolio of 62 real estate investments, consisting of 85 properties, located in 42 MSAs and one µSA, comprised of approximately 5,815,000 rentable square feet of commercial space. As of December 31, 2018, 43 of our real estate investments were single-tenant and 19 of our real estate investments were multi-tenant. As of December 31, 2018, 97.6% of our rentable square feet was leased, with a weighted average remaining lease term of 9.7 years.
Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2018:

Property	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	07/31/2014	1993	N/A	100%	13,645	(1)
Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	10/29/2014	2001	N/A	100%	14,868	(1)
Winston-Salem, NC IMF	Winston-Salem, NC	Healthcare	12/17/2014	2004	N/A	100%	22,200	(1)
New England Sinai Medical Center	Boston-Cambridge-Newton, MA-NH	Healthcare	12/23/2014	1967/1973	1997	100%	180,744	(1)
Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	N/A	100%	83,464	(1)
Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	N/A	87.31%	7,219	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	01/27/2015	2009	N/A	100%	7,560	—
Heartland Rehabilitation Hospital	Kansas City, MO-KS	Healthcare	02/17/2015	2014	N/A	100%	54,568	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	04/01/2015	2000	2014	100%	43,724	(1)
Clarion IMF	Pittsburgh, PA	Healthcare	06/01/2015	2012	N/A	100%	33,000	(1)
Post Acute Webster Rehabilitation Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/05/2015	2015	N/A	100%	53,514	(1)
Eagan Data Center	St. Cloud, MN	Data Center	06/29/2015	1998	2015	100%	87,402	(1)
Houston Surgical Hospital and LTACH	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/30/2015	1950	2005/2008	100%	102,369	(1)
KMO IMF - Cincinnati I	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	1959	1970/2013	100%	139,428	(1)
KMO IMF - Cincinnati II	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	N/A	100%	41,600	(1)
KMO IMF - Florence	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	N/A	100%	41,600	(1)
KMO IMF - Augusta	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2010	N/A	100%	51,000	(1)
KMO IMF - Oakland	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2003	N/A	100%	20,000	(1)
Reading Surgical Hospital	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	07/24/2015	2007	N/A	100%	33,217	(1)
Post Acute Warm Springs Specialty Hospital of Luling	Austin-Round Rock, TX	Healthcare	07/30/2015	2002	N/A	100%	40,901	(1)
Minnetonka Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	08/28/2015	1985	N/A	100%	135,240	(1)
Nebraska Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	10/14/2015	2014	N/A	100%	40,402	(1)
Heritage Park - Sherman I	Sherman-Denison, TX	Healthcare	11/20/2015	2005	2010	100%	57,576	(1)
Heritage Park - Sherman II	Sherman-Denison, TX	Healthcare	11/20/2015	2005	N/A	100%	8,055	(1)
Baylor Surgery Center at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/23/2015	1998	2007/2015	100%	36,800	(1)
HPI - Oklahoma City I	Oklahoma City, OK	Healthcare	12/29/2015	1985	1998/2003	100%	94,076	22,500
HPI - Oklahoma City II	Oklahoma City, OK	Healthcare	12/29/2015	1994	1999	100%	41,394	(1)
Waco Data Center	Waco, TX	Data Center	12/30/2015	1956	2009	100%	43,596	(1)
HPI - Edmond	Oklahoma City, OK	Healthcare	01/20/2016	2002	N/A	100%	17,700	(1)
HPI - Oklahoma City III	Oklahoma City, OK	Healthcare	01/27/2016	2007	N/A	100%	8,762	(1)
HPI - Oklahoma City IV	Oklahoma City, OK	Healthcare	01/27/2016	2006	N/A	100%	5,000	(1)
Alpharetta Data Center III	Atlanta-Sandy Springs-Roswell, GA	Data Center	02/02/2016	1999	N/A	100%	77,322	—
Flint Data Center	Flint, MI	Data Center	02/02/2016	1987	N/A	100%	32,500	(1)
HPI - Newcastle	Oklahoma City, OK	Healthcare	02/03/2016	1995	1999	100%	7,424	(1)
HPI - Oklahoma City V	Oklahoma City, OK	Healthcare	02/11/2016	2008	N/A	100%	43,676	(1)
Vibra Rehabilitation Hospital	Riverside-San Bernardino-Ontario, CA	Healthcare	03/01/2016	2018	N/A	100%	47,008	—
HPI - Oklahoma City VI	Oklahoma City, OK	Healthcare	03/07/2016	2007	N/A	100%	14,676	(1)
Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	03/31/2016	2015	N/A	100%	71,726	(1)
HPI - Oklahoma City VII	Oklahoma City, OK	Healthcare	06/22/2016	2016	N/A	100%	102,978	25,000

Property	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas-Henderson-Paradise, NV	Healthcare	06/24/2016	2017	N/A	100%	56,220	—
Somerset Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	6/29/2016	1973	2006	100%	36,118	(1)
Integris Lakeside Women's Hospital	Oklahoma City, OK	Healthcare	06/30/2016	1997	2008	100%	62,857	(1)
AT&T Hawthorne Data Center	Los Angeles-Long Beach-Anaheim, CA	Data Center	09/27/2016	1963	1983/2001	100%	288,000	39,749
McLean I	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1966	1998	94.90%	65,794	23,460
McLean II	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1991	1998	100%	62,002	27,540
Select Medical Rehabilitation Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	11/01/2016	1995	N/A	100%	89,139	31,790
Andover Data Center II	Boston-Cambridge-Newton, MA-NH	Data Center	11/08/2016	2000	N/A	100%	153,000	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	Healthcare	12/07/2016	2008	N/A	84.63%	90,386	30,450
Corpus Christi Surgery Center	Corpus Christi, TX	Healthcare	12/22/2016	1992	N/A	100%	25,102	—
Chicago Data Center II	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/28/2016	1987	2016	100%	115,352	(1)
Blythewood Data Center	Columbia, SC	Data Center	12/29/2016	1983	N/A	100%	64,637	(1)
Tempe Data Center	Phoenix-Mesa-Scottsdale, AZ	Data Center	01/26/2017	1977	1983/2008/2011	100%	44,244	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	Healthcare	03/30/2017	2002	N/A	100%	24,722	(1)
Norwalk Data Center	Bridgeport-Stamford-Norwalk, CT	Data Center	03/30/2017	2013	N/A	100%	167,691	34,200
Texas Rehab - Austin	Austin-Round Rock, TX	Healthcare	03/31/2017	2012	N/A	100%	66,095	20,881
Texas Rehab - Allen	Dallas-Fort Worth-Arlington, TX	Healthcare	03/31/2017	2007	N/A	100%	42,627	13,150
Texas Rehab - Beaumont	Beaumont-Port Arthur, TX	Healthcare	03/31/2017	1991	N/A	100%	61,000	5,869
Charlotte Data Center II	Charlotte-Concord-Gastonia, NC-SC	Data Center	05/15/2017	1989	2016	100%	52,924	(1)
250 Williams Atlanta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	06/15/2017	1989	2007	91.21%	908,214	116,200
Sunnyvale Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/28/2017	1992	1998	100%	76,573	(1)
Texas Rehab - San Antonio	San Antonio-New Braunfels, TX	Healthcare	06/29/2017	1985/1992	N/A	100%	44,746	10,500
Cincinnati Data Center	Cincinnati, OH-KY-IN	Data Center	06/30/2017	1985	2001	100%	69,826	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	Healthcare	08/25/2017	2005	N/A	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	Healthcare	09/20/2017	2007	N/A	100%	19,184	(1)
King of Prussia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	09/28/2017	1960	1997	100%	50,000	12,239
Tempe Data Center II	Phoenix-Mesa-Scottsdale, AZ	Data Center	09/29/2017	1998	N/A	100%	58,560	(1)
Houston Data Center	Houston-The Woodlands-Sugar Land, TX	Data Center	11/16/2017	2013	N/A	100%	103,200	48,607
Saginaw Healthcare Facility	Saginaw, MI	Healthcare	12/21/2017	2002	N/A	100%	87,843	(1)
Elgin Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/22/2017	2000	N/A	84.45%	55,523	5,651
Oklahoma City Data Center	Oklahoma City, OK	Data Center	12/27/2017	2008/2016	N/A	100%	92,456	(1)
Rancho Cordova Data Center I	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1982	2008/2010	100%	69,048	(1)
Rancho Cordova Data Center II	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1984	2012	63.32%	40,394	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	04/27/2018	2015	N/A	100%	21,990	(1)
Oceans Katy Behavioral Health Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/08/2018	2015	N/A	100%	34,296	(1)
San Jose Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/13/2018	1999	2005	100%	76,410	(1)
Indianola Healthcare I	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2014	N/A	100%	18,116	(1)
Indianola Healthcare II	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2011	N/A	100%	20,990	(1)
Canton Data Center	Canton-Massillon, OH	Data Center	10/03/2018	2008	N/A	100%	29,960	(1)
Benton Healthcare I (Benton)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1992/1999	N/A	100%	104,419	(1)
Benton Healthcare II (Bryant)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1995	N/A	100%	23,450	(1)
Benton Healthcare III (Benton)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1983	N/A	100%	11,350	(1)
Benton Healthcare IV (Hot Springs)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	2009	N/A	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	Healthcare	11/26/2018	2008	N/A	100%	58,156	(1)
Valdosta Healthcare I	Valdosta, GA	Healthcare	11/28/2018	2004	N/A	100%	24,750	(1)

Property	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Valdosta Healthcare II	Valdosta, GA	Healthcare	11/28/2018	1992	N/A	100%	12,745	(1)
							5,672,743	$467,786

(1)
Property collateralized under the KeyBank Credit Facility. As of December 31, 2018, 64 commercial real estate properties were collateralized under the KeyBank Credit Facility and we had an outstanding principal balance of $355,000,000.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.

Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2018, the weighted average remaining lease term of our properties was 9.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2018 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2019	12	35,819	$701,720	0.49%
2020	6	35,707	1,006,132	0.70%
2021	8	232,519	4,194,111	2.91%
2022	12	337,301	6,547,490	4.54%
2023	12	209,960	4,510,893	3.13%
2024	15	422,349	11,910,930	8.27%
2025	8	415,196	11,714,504	8.13%
2026	13	556,360	12,789,347	8.87%
2027	10	504,745	12,836,483	8.91%
2028	6	107,576	2,356,467	1.64%
Thereafter	54	2,815,211	75,529,901	52.41%
	156	5,672,743	$144,097,978	100.00%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2018.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 18, 2019, we had approximately 136.4 million shares of common stock outstanding, held by a total of 27,944 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Through September 30, 2018, the offering price for the shares in the Offering was $10.200 per Class A share, $9.273 per Class I share and $9.714 per Class T2 share. As of March 14, 2018, we ceased offering shares of Class T common stock in our Offering and began offering shares of Class T2 common stock in our Offering on March 15, 2018. Commencing on October 1, 2018 and through the termination of our Offering on November 27, 2018, the offering price for the shares was $10.278 per Class A share, $9.343 per Class I share and $9.788 per Class T2 share. We ceased offering shares of common stock pursuant to the Offering on November 27, 2018.
We will continue to issue shares of Class A common stock, Class I common stock, Class T common stock, and Class T2 common stock under the DRIP Offering until such time as we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC or the DRIP Offering is terminated by our board of directors. The offering price for shares sold pursuant to our DRIP Offering is $9.25 per Class A share, $9.25 per Class I share, $9.25 per Class T share, and $9.25 per Class T2 share, which is equal to the most recent estimated per share net asset value, or Estimated Per Share NAV, as determined by our board of directors on September 27, 2018.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $9.25 as of December 31, 2018.
The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on September 27, 2018. The Estimated Per Share NAV of each of our Class A, Class I, Class T and Class T2 common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2018.

The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on October 1, 2018.
Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, which we currently do not intend to do, our Fifth Amended and Restated Share Repurchase Program, or our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our share repurchase program.
A stockholder must have beneficially held its Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death, Qualifying Disability, or involuntary exigent circumstance, such as bankruptcy (as determined by our board of directors, in its sole discretion) of a stockholder, or a mandatory distribution requirement under a stockholder’s IRA.
The purchase price for shares repurchased under our share repurchase program will be 100% of the most recent Estimated Per Share NAV of the Class A common stock, Class I common stock, Class T common stock or Class T2 common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will adjust the estimated NAV per share of each our classes of common stock if we have made one or more special distributions to stockholders. Our board of directors will determine, in its sole discretion, which distributions, if any, constitute a special distribution.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will either accept or reject a repurchase request by the last day of each quarter, and we will process accepted repurchase requests on or about the tenth (10th) day of the following month (the “Repurchase Date”). If a repurchase request is granted, we or our agent will send the repurchase amount to each stockholder or heir, beneficiary or estate of a stockholder on or about the Repurchase Date. During any calendar year, we will not repurchase in excess of 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year, or the 5% annual limitation.

We will fund the share repurchases with proceeds we received from the sale of shares in our DRIP during the prior year ended December 31 (subject to the DRIP Funding Limitation (as defined below)), and other operating funds that may be authorized by our board of directors. We cannot guarantee that the DRIP proceeds and other operating funds that may be authorized by our board of directors will be sufficient to accommodate all repurchase requests.
Beginning with the first quarter of 2019, we will limit the number of shares repurchased each quarter pursuant to our share repurchase program as follows (subject to the DRIP Funding Limitation (as defined below):

•
On the first quarter Repurchase Date, which generally will be January 10 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;

•
On the second quarter Repurchase Date, which generally will be April 10 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;

•
On the third quarter Repurchase Date, which generally will be July 10 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year; and

•
On the fourth quarter Repurchase Date, which generally will be October 10 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year.

In the event we do not repurchase 1.25% of the number of shares outstanding on December 31st of the previous calendar year in any particular quarter, we will increase the limitation on the number of shares to be repurchased in the next quarter and continue to adjust the quarterly limitations as necessary in accordance with the 5% annual limitation.
Commencing with the first quarter of 2019, we intend to fund our share repurchase program with proceeds we received during the previous calendar year from the sale of shares pursuant to the DRIP. On each Repurchase Date during 2019 and beyond, we will limit the amount of DRIP proceeds used to fund share repurchases in each quarter to 25% of the amount of DRIP proceeds received during the previous calendar year, or the DRIP Funding Limitation; provided, however, that if we do not reach the DRIP Funding Limitation in any particular quarter, we will apply the remaining DRIP proceeds to the next quarter Repurchase Date and continue to adjust the quarterly limitations as necessary in order to use all of the available DRIP proceeds for a calendar year. We cannot guarantee that DRIP proceeds will be sufficient to accommodate all requests made each quarter. Our board of directors may, in its sole discretion, reserve other operating funds to fund the share repurchase program, but is not required to reserve such funds.
As a result of the limitations described above, some or all of a stockholder’s shares may not be repurchased. Each quarter we will process repurchase requests made in connection with the death or Qualifying Disability of a stockholder, or, in the discretion of the Board, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
If we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, all outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to the repurchase requests in the subsequent quarter as provided above. A stockholder or his or her estate, heir or beneficiary, as applicable, may withdraw a repurchase request in whole or in part at any time up to five business days prior to the last day of the quarter.
Our sponsor, advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program. Affiliates of our advisor are eligible to have their shares repurchased on the same terms as other stockholders.
A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder or a stockholder with a Qualifying Disability; (ii) by a stockholder due to an involuntary exigent circumstance, such as bankruptcy, or (iii) by a stockholder, due to a mandatory distribution under such stockholder’s IRA, may be made at any time after the occurrence of such event.
A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive at least five business days prior to the last day of the quarter in which the stockholder is requesting a repurchase of his or her shares. An estate, heir or beneficiary that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our board of directors of the death of the stockholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent, which we must receive at least five business days prior to the last day of the quarter in which the estate, heir, or beneficiary is requesting a repurchase of its shares.
Unrepurchased shares may be passed to an estate, heir or beneficiary following the death of a stockholder. If the shares are to be repurchased under any conditions outlined herein, we will forward the documents necessary to effect the repurchase, including any required signature guaranty. Our share repurchase program provides stockholders only a limited ability to have his or her or its shares repurchased for cash until a secondary market develops for our shares, at which time our share repurchase program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.
In order for a disability to entitle a stockholder to the special repurchase terms described above, or a Qualifying Disability, (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive, or the applicable governmental agency. For purposes of our share repurchase program, applicable governmental agencies would be limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System, or CSRS, then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act of 1973 or Americans with Disabilities Act of 1990, or waiver of insurance premiums would not entitle a stockholder to the special repurchase terms described above. Repurchase requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits. We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

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
Our share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may, in its sole discretion, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and may, in its sole discretion amend or terminate the share repurchase program at any time upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a quarterly basis, depending upon when during the quarter our board of directors makes this determination, it is possible that an investor would not have any additional opportunities to have its shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. Because share repurchases will be funded with the net proceeds we receive from the sale of shares under our DRIP or other operating funds reserved by our board of directors in its sole discretion, the discontinuance or termination of the DRIP or our board of directors’ decision not to reserve other operating funds to fund the share repurchase program would adversely affect our ability to repurchase shares under the share repurchase program. We will notify our stockholders of such developments (1) in a Current Report on Form 8-K, in an annual or quarterly report, or (2) by means of a separate mailing.
During the year ended December 31, 2018, we repurchased 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares), for an aggregate of approximately

$43,230,000 (an average of $9.20 per share) under our share repurchase program. During the year ended December 31, 2017, we repurchased 1,880,820 Class A shares, Class I shares and Class T shares of common stock (1,793,424 Class A shares, 5,457 Class I shares and 81,939 Class T shares), for an aggregate purchase price of approximately $17,159,000 (an average of $9.12 per share) under our share repurchase program.
During the three months ended December 31, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 2018	1,133,436	$9.25	1,133,436	$—
November 2018	—	$—	—	$—
December 2018	—	$—	—	$—
Total	1,133,436		1,133,436
During the three months ended December 31, 2018, we repurchased approximately $10,484,000 of Class A shares, Class I shares and Class T shares of common stock.
Stockholders
As of March 18, 2019, we had approximately 82,362,000 shares of Class A common stock, 12,476,000 shares of Class I common stock, 38,167,000 shares of Class T common stock and 3,424,000 of Class T2 common stock outstanding held by 27,944 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2018, we paid aggregate distributions of $81.2 million to Class A, Class I, Class T and Class T2 stockholders ($40.3 million in cash and $40.9 million reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2017, we paid aggregate distributions of $61.3 million to Class A, Class I and Class T stockholders ($29.0 million in cash and $32.3 million reinvested in shares of our common stock pursuant to the DRIP).
Use of Public Offering Proceeds
We commenced our Initial Offering of up to $2,350,000,000 of shares of our common stock consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our DRIP on May 29, 2014. We ceased offering shares of common stock pursuant to our Initial Offering on November 24, 2017.
On November 27, 2017, we began offering up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock in the Offering pursuant to a registration statement on Form S-11, or the Follow-On Registration Statement. We ceased offering shares of Class T common stock in our Offering on March 14, 2018 and began offering shares of Class T2 common stock on March 15, 2018. We ceased offering shares of common stock pursuant to our Offering on November 27, 2018.
On December 1, 2017, we commenced our DRIP Offering of up to $100,000,000 in shares of Class A common stock, Class I common stock and Class T common stock pursuant to the DRIP Registration Statement. We amended the DRIP Registration Statement to include Class A common stock, Class T common stock, Class I common stock and Class T2 common stock on December 6, 2017.
As of December 31, 2018, we had issued approximately 143.4 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1,397.2 million, of which we paid $96.7 million in selling commissions and dealer manager fees, approximately $27.0 million in organization and offering costs and approximately $37.0 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.

With the net offering proceeds and associated borrowings, we acquired $1.8 billion in real estate investments as of December 31, 2018. In addition, we invested $57.6 million in expenditures for capital improvements related to certain real estate investments.
As of December 31, 2018, approximately $89,000 remained payable to our Dealer Manager and our Advisor or its affiliates for costs related to our Offerings, excluding distribution and servicing fees.

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
The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except share and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate, net	$1,673,732	$1,505,405	$897,000	$410,514	$82,615
Cash and cash equivalents	$68,360	$74,803	$50,446	$31,262	$3,894
Acquired intangible assets, net	$154,204	$150,554	$98,053	$54,633	$6,442
Total assets	$1,963,829	$1,777,944	$1,070,038	$506,627	$97,866
Notes payable, net	$464,345	$463,742	$151,045	$—	$—
Credit facility, net	$352,511	$219,399	$219,124	$89,897	$37,500
Total liabilities	$916,444	$787,393	$401,610	$106,291	$40,761
Total equity	$1,047,385	$990,551	$668,428	$400,336	$57,105
Operating Data:
Total revenue	$177,332	$125,095	$56,431	$21,286	$337
Rental and parking expenses	$37,327	$26,096	$8,164	$2,836	$51
General and administrative expenses	$5,396	$4,069	$3,105	$2,133	$351
Acquisition related expenses	$—	$—	$5,339	$10,250	$1,820
Depreciation and amortization	$58,258	$41,133	$19,211	$7,053	$185
Income (loss) from operations	$63,237	$43,834	$15,687	$(2,881)	$(2,142)
Net income (loss) attributable to common stockholders	$28,873	$21,279	$11,297	$(4,767)	$(2,294)
Funds from operations attributable to common stockholders (1)	$87,131	$62,412	$30,508	$2,286	$(2,109)
Modified funds from operations attributable to common stockholders (1)	$69,585	$49,941	$28,940	$10,015	$(296)
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.22	$0.21	$0.17	$(0.17)	$(1.86)
Diluted	$0.22	$0.21	$0.17	$(0.17)	$(1.86)
Distributions declared for common stock	$81,985	$63,488	$42,336	$18,245	$755
Distributions declared per common share	$0.63	$0.62	$0.63	$0.64	$0.61
Weighted average number of common shares outstanding:
Basic	131,040,645	101,714,148	66,991,294	28,658,495	1,233,715
Diluted	131,064,388	101,731,944	67,007,124	28,658,495	1,233,715
Cash Flow Data:
Net cash provided by (used in) operating activities	$74,211	$51,827	$24,975	$3,290	$(1,705)
Net cash used in investing activities	$(232,815)	$(636,693)	$(543,547)	$(375,528)	$(92,513)
Net cash provided by financing activities	$152,384	$613,704	$542,292	$398,811	$97,712

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
On November 27, 2017, we commenced our follow-on offering, or our Offering, of up to $1,000,000,000 in shares of Class A common stock, Class I common stock, and Class T common stock, or our Offering, and collectively with our Initial Offering and the DRIP Offering, our Offerings. On March 14, 2018, we ceased offering shares of Class T common stock in our Offering, and we began offering shares of Class T2 common stock in our Offering on March 15, 2018. We continue to offer shares of Class T common stock in the DRIP Offering. We ceased offering shares of common stock pursuant to our Offering on November 27, 2018. At the completion of our Offering, we had accepted investors' subscriptions for and issued approximately 13,491,000 shares of Class A, Class I, Class T and Class T2 common stock resulting in gross proceeds of $129,308,000. We deregistered the remaining $870,692,000 of shares of Class A, Class I, Class T and Class T2 common stock.
As of December 31, 2018, we had accepted investors’ subscriptions for and issued approximately 143,390,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,397,181,000, before share repurchases of $63,814,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,000,000.
On September 29, 2016, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or Estimated Per Share NAV, of $9.07 as of June 30, 2016, of each of our Class A common stock, Class I common stock and Class T common stock for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.078 per Class A share and $9.649 per Class T share, effective October 1, 2016 and $9.162 per Class I share, effective February 10, 2017. Further, our board of directors approved $9.07 as the per share purchase price of Class A shares and Class T shares pursuant to the DRIP, effective January 1, 2017 and $9.07 as the per share price of Class I shares pursuant to the DRIP, effective February 20, 2017.
On September 28, 2017, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or Estimated Per Share NAV, of $9.18 as of June 30, 2017, of each of our Class A common stock, Class I common stock and Class T common stock. As a result of our board of directors' determination of the Estimated Per Share NAV, our board of directors approved the revised primary offering prices of $10.200 per Class A share, $9.273 per Class I share, and $9.766 per Class T share, effective October

1, 2017. Further, our board of directors approved $9.18 as the per share purchase price of Class A shares, Class I shares and Class T shares pursuant to the DRIP, effective October 1, 2017.
On September 27, 2018, our board of directors established an updated Estimated Per Share NAV of $9.25 as of June 30, 2018. Therefore, effective October 1, 2018 through the termination of our Offering, shares of common stock were offered for a price per share of $10.278 per Class A share, $9.343 per Class I share and $9.788 per Class T2 share. Further, effective October 1, 2018, shares of common stock are offered pursuant the DRIP Offering for a price per share of $9.25.The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
During the year ended December 31, 2018, our board of directors approved and adopted the Fourth Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, which was effective on August 29, 2018. The Amended & Restated SRP provides, among other things, that we will repurchase shares on a quarterly, instead of monthly basis. Subsequently, our board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program to clarify the definition of the "Repurchase Date." See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Amended & Restated SRP.
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, or Operating Partnership and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during our liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of our Initial Offering and our Offering. The Dealer Manager received fees for services related to the Initial Offering and the Offering. We continue to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in the Company's Initial Offering and Offering.
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains as the Chairman of our board of directors. In connection with Mr. Carter's resignation our board of directors appointed Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as our President.
On July 24, 2018, our board of directors increased its size from five to seven directors and elected Michael A. Seton and Roger S. Pratt as directors to fill the newly created vacancies on our board of directors, effective immediately. Our board of directors determined that Mr. Pratt is an independent director. With the election of Messrs. Seton and Pratt, our board of directors now consists of seven members, four of whom are independent directors. In addition, our board of directors appointed Mr. Pratt to serve on the audit committee of our board of directors.
On September 13, 2018, Lisa A. Drummond retired as our Chief Operating Officer and Secretary, effective immediately. Our board of directors elected Todd M. Sakow as our Chief Operating Officer and Secretary, effective September 13, 2018. Mr. Sakow resigned as our Chief Financial Officer and Treasurer. Our board of directors elected Kay C. Neely as our Chief Financial Officer and Treasurer, effective September 13, 2018.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2018, we had purchased 62 real estate investments, consisting of 85 properties, comprising approximately 5,815,000 of gross rental square feet for an aggregate purchase price of approximately $1,828,418,000.
Critical Accounting Policies
We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Purchase Price Allocation
Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs associated as incurred and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
The fair values of the tangible assets of an acquired property (which include land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on our determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.
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
Real Estate Investments in 2018

•
During the year ended December 31, 2018, we, through our wholly-owned subsidiaries, acquired nine real estate investments, consisting of 15 properties, for an aggregate purchase price of $217,332,000 and comprising approximately 578,000 gross rental square feet of commercial space.

•	During the year ended December 31, 2018, we placed a property into service with an aggregate cost of $40,193,000.
For further discussion of our 2018 acquisitions, see Note 3—"Real Estate Investments".

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
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2018, our properties were 97.6% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Number of operating real estate properties (1)	85	69	49
Leased square feet	5,673,000	5,072,000	2,972,000
Weighted average percentage of rentable square feet leased	97.6%	97.7%	99.6%

(1)	As of December 31, 2017, we owned 70 real estate properties, one of which was under construction. As of December 31, 2016, we owned 51 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Operating real estate properties acquired	15	19	21	(1)
Real estate properties placed into service	1	1	—
Aggregate purchase price of acquired real estate properties	$217,332,000	$610,923,000	$523,082,000	(1)
Aggregate cost of properties placed into service	$10,372,000	$3,252,000	$—
Leased square feet	602,000	2,100,000	1,443,000

(1)	During the year ended December 31, 2016, we acquired 23 real estate properties, two of which were under construction. The properties under construction were purchased for $13,601,000.
This section describes and compares our results of operations for the years ended December 31, 2018, 2017 and 2016. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change

Same store rental and parking revenue	$77,777	$77,791	$(14)
Non-same store rental and parking revenue	75,148	28,239	46,909
Same store tenant reimbursement revenue	16,711	16,227	484
Non-same store tenant reimbursement revenue	7,646	2,700	4,946
Other operating income	50	138	(88)
Total revenue	$177,332	$125,095	$52,237

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 1.43% at our same store properties, which was offset entirely by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 34 operating properties and placing two development properties in service since January 1, 2017.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change

Same store rental and parking expenses	$19,452	$18,873	$579
Non-same store rental and parking expenses	17,875	7,223	10,652
General and administrative expenses	5,396	4,069	1,327
Asset management fees	13,114	9,963	3,151
Depreciation and amortization	58,258	41,133	17,125
Total expenses	$114,095	$81,261	$32,834

•
Non-same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 34 operating properties and placing two development properties in service since January 1, 2017.

•
General and administrative expenses increased due to an increase in professional fees, the Advisor's general and administrative allocated costs and reporting costs in connection with our Company's growth.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2017.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2017.

Changes in interest and other expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change
Interest and other expense, net:
Interest on notes payable	$(21,036)	$(14,092)	$(6,944)
Interest on secured credit facility	(12,376)	(8,183)	(4,193)
Amortization of deferred financing costs	(2,810)	(2,612)	(198)
Cash deposits interest	679	195	484
Capitalized interest	1,179	2,137	(958)
Total interest and other expense, net	$(34,364)	$(22,555)	$(11,809)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable to $467.9 million as of December 31, 2018, as compared to $319.0 million as of December 31, 2017.

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $25.1 million for the year ended December 31, 2018, as compared to $39.5 million during the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change

Same store rental and parking revenue	$37,608	$37,565	$43
Non-same store rental and parking revenue	68,422	12,251	56,171
Same store tenant reimbursement revenue	5,479	5,027	452
Non-same store tenant reimbursement revenue	13,448	1,583	11,865
Other operating income	138	5	133
Total revenue	$125,095	$56,431	$68,664

•	There was an increase in contractual rental revenue resulting from average annual rent escalations of 2.10% at our same store properties, which was offset by straight-line rental revenue.

•
Non-same store rental and parking revenue, and tenant reimbursement revenue increased due to the acquisition of 40 operating properties and placing one development property in service since January 1, 2016.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate tax and common area maintenance reimbursements at certain same store properties.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change

Same store rental expenses	$6,719	$6,175	$544
Non-same store rental and parking expenses	19,377	1,989	17,388
General and administrative expenses	4,069	3,105	964
Acquisition related expenses	—	5,339	(5,339)
Asset management fees	9,963	4,925	5,038
Depreciation and amortization	41,133	19,211	21,922
Total expenses	$81,261	$40,744	$40,517

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

•
General and administrative expenses increased due to an increase in professional fees, the Advisor's general and administrative allocated costs and reporting costs in connection with our Company's growth.

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

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2016.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2016.
Changes in interest and other expense, net are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2017	2016	Change
Interest and other expense, net:
Interest on notes payable	$(14,092)	$(466)	$(13,626)
Interest on secured credit facility	(8,183)	(3,504)	(4,679)
Amortization of deferred financing costs	(2,612)	(1,061)	(1,551)
Cash deposits interest	195	117	78
Capitalized interest	2,137	524	1,613
Total interest and other expense, net	$(22,555)	$(4,390)	$(18,165)

•
Interest on notes payable increased due to an increase in the weighted average outstanding principal balance on notes payable to $319.0 million as of December 31, 2017, as compared to $14.6 million as of December 31, 2016.

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

Organization and Offering Costs
We reimburse our Advisor or its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses incurred by us to exceed 15% of gross offering proceeds from the Initial Offering or the Offering, respectively, as of the date of the reimbursement. Other offering costs, which are offering expenses other than selling commissions, dealer manager fees and distribution and servicing fees, associated with the Initial Offering and the Offering were approximately 2.0% and 2.5%, respectively, of the gross offering proceeds.
Since our formation through December 31, 2018, our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $19,823,000. As of December 31, 2018, we reimbursed our Advisor or its affiliates approximately $19,192,000 in other offering costs. In addition, we paid our Advisor or its affiliates $542,000 in other offering costs related to subscription agreements. As of December 31, 2018, we accrued approximately $89,000 of other offering costs to our Advisor and its affiliates.
As of December 31, 2018, we incurred approximately $96,734,000 in selling commissions and dealer manager fees and $16,198,000 in distribution and servicing fees to our Dealer Manager. As of December 31, 2018, we incurred other offering costs of approximately $27,000,000.
Organization costs were expensed as incurred and offering costs, including selling commissions, dealer manager fees, distribution and servicing fees and other offering costs are charged to stockholders’ equity as the amounts related to raising capital. For further discussion of other organization and offering costs, see Note 10—"Related-Party Transactions and Arrangements" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6%, of our distributions (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2017, our cash flows provided by operations of approximately $51.8 million was a shortfall of approximately $9.5 million, or 15.5%, of our distributions paid (total distributions were approximately $61.3 million, of which $29.0 million was cash and $32.3 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on investment than a stockholder may expect.
We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds and have no limits on the amounts we may pay from such sources. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute a stockholder's interest in us if we sell shares of our common stock to third party investors. Funding distributions from the proceeds of our Offerings will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
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

The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
Character of Class A Distributions:	2018	2017	2016
Ordinary dividends	41.38%	36.49%	34.23%
Nontaxable distributions	58.62%	63.51%	65.77%
Total	100.00%	100.00%	100.00%

	For the Year Ended December 31,
Character of Class I Distributions:	2018	2017	2016
Ordinary dividends	41.38%	36.49%	—%
Nontaxable distributions	58.62%	63.51%	—%
Total	100.00%	100.00%	—%

	For the Year Ended December 31,
Character of Class T Distributions:	2018	2017	2016
Ordinary dividends	33.01%	25.93%	23.07%
Nontaxable distributions	66.99%	74.07%	76.93%
Total	100.00%	100.00%	100.00%

	For the Year Ended December 31,
Character of Class T2 Distributions:	2018	2017	2016
Ordinary dividends	33.01%	—%	—%
Nontaxable distributions	66.99%	—%	—%
Total	100.00%	—%	—%
Share Repurchase Program
We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to 5.0% of the number of shares of our common stock outstanding as of December 31st of the previous calendar year and to those that can be funded with reinvestments pursuant to our DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate.
During the year ended December 31, 2018, our board of directors approved and adopted the Amended & Restated SRP, which was effective on August 29, 2018. The Amended & Restated SRP provides, among other things, that we will repurchase shares on a quarterly, instead of monthly basis. Subsequently, our board of directors approved and adopted the Fifth Amended and Restated Share Repurchase Program clarifying the definition of the "Repurchase Date." See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Amended & Restated SRP.
During the year ended December 31, 2018, we repurchased approximately 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares), for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share).
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
Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. Our sources of funds are primarily the net proceeds we received in our Offerings, funds equal to amounts reinvested in the DRIP, operating cash flows, the secured credit facility and other borrowings.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds we received from our Offerings.
Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds received from our Offerings in properties and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related investments.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on the secured credit facility, as well as secured and unsecured borrowings from banks and other lenders.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the secured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders and funds equal to amounts reinvested in the DRIP.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on the secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net offering proceeds we received from our Offerings and debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $6.4 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2018, we had $5.1 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2018, we had approximately $68.4 million in cash and cash equivalents. For the year ended December 31, 2018, we incurred capital expenditures of $15.6 million that primarily related to two healthcare properties and one data center property.

Credit Facility
As of December 31, 2018, the maximum commitments available under the secured credit facility were $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right to one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.
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
The annual interest rate payable under the secured credit facility is, at our Operating Partnership’s option, either: (a) the London Interbank Offered Rate, or the LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the overall leverage of our Operating Partnership or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.25% which is determined based on the overall leverage of our Operating Partnership. In addition to interest, our Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.25% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.15% if the average daily amount outstanding under the secured credit facility is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears. As of December 31, 2018, the interest rate on the variable rate portion of the secured credit facility was 4.5% and the weighted average interest rate on the variable rate fixed through interest rate swap portion of the secured credit facility was 3.8%.
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
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our Operating Partnership and its subsidiaries that own properties that serve as collateral for our secured credit facility, limitations on the nature of our Operating Partnership's business, and limitations on distributions by us, our Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on our Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum weighted average remaining lease term of properties in the collateral pool; and (f) minimum number of properties in the collateral pool. In addition, the secured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2018.
As of December 31, 2018, we had a total pool availability under the secured credit facility of $549,755,000. As of December 31, 2018, we had an aggregate outstanding principal balance of $355,000,000, and $194,755,000 remained available to be drawn on the secured credit facility.
On January 29, 2019, we amended the secured credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed the greater of 50.0% of the combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our borrowings were 41.2% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2018, our leverage did not exceed 300.0% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 8—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Cash Flows
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$74,211	$51,827	$22,384
Net cash used in investing activities	$232,815	$636,693	$(403,878)
Net cash provided by financing activities	$152,384	$613,704	$(461,320)
Operating Activities

•
Net cash provided by operating activities increased primarily due to increased rental revenues resulting from the acquisition of operating properties, partially offset by increased operating expenses related to such properties and interest expense.

Investing Activities

•	Net cash used in investing activities decreased primarily due to an decrease in investments in real estate of $387.0 million and an decrease in capital expenditures of $16.9 million.
Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from notes payable and the secured credit facility of $394.5 million, a decrease in proceeds from issuance of common stock of $267.5 million, an increase in repurchases of our common stock of $26.1 million and an increase in distributions to our stockholders of $11.3 million, offset by an decrease in payments on the secured credit facility of $220.0 million and a decrease in offering costs related to the issuance of common stock of $19.7 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$51,827	$24,975	$26,852
Net cash used in investing activities	$636,693	$543,547	$93,146
Net cash provided by financing activities	$613,704	$542,292	$71,412
Operating Activities

•
Net cash provided by operating activities increased primarily due increased rental revenue resulting from the acquisition of operating properties, partially offset by increased operating expenses related to such properties.

Investing Activities

•	Net cash used in investing activities increased primarily due to an increase in investments in real estate of $68.9 million and an increase in capital expenditures of $24.3 million.
Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from notes payable of $156.5 million and an increase in proceeds from issuance of common stock of $71.2 million, offset by an increase in payments on the secured credit facility of $130.0 million, an increase in repurchases of our common stock of $14.0 million and an increase in distributions to our stockholders of $11.3 million.
Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
We have funded distributions with operating cash flows from our properties and proceeds raised in our Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2018		2017
Distributions paid in cash - common stockholders	$40,296		$28,994
Distributions reinvested	40,938		32,264
Total distributions	$81,234		$61,258
Source of distributions:
Cash flows provided by operations (1)	$40,296	50%	$28,994	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	40,938	50%	32,264	53%
Total sources	$81,234	100%	$61,258	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of December 31, 2018 were approximately $7.3 million for common stockholders. These distributions were paid on January 2, 2019.
For the year ended December 31, 2018, we declared and paid distributions of approximately $81.2 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the year ended December 31, 2018 of approximately $87.1 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2018, see Note 21—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 18—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2018, we had $467.8 million in notes payable principal outstanding and $355.0 million of principal outstanding under the secured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and the secured credit facility.

As of December 31, 2018, the aggregate notional amount under our derivative instruments was $347.4 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2018, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2018, we had approximately $822.8 million of principal debt outstanding, of which $467.8 million related to notes payable and $355.0 million related to the secured credit facility. See Note 8—"Notes Payable" and Note 9—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2018 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$761	$53,339	$27,822	$138,429	$220,351
Interest payments—fixed rate debt	9,532	18,953	11,979	16,644	57,108
Principal payments—variable rate debt fixed through interest rate swap (1)	1,176	106,398	239,861	—	347,435
Interest payments—variable rate debt fixed through interest rate swap (2)	15,030	30,000	9,119	—	54,149
Principal payments—variable rate debt	—	—	255,000	—	255,000
Interest payments—variable rate debt (3)	11,473	22,946	10,573	—	44,992
Capital expenditures	6,354	—	319	—	6,673
Ground lease payments	536	1,072	1,072	70,165	72,845
Total	$44,862	$232,708	$555,745	$225,238	$1,058,553

(1)	As of December 31, 2018, we had $347.4 million outstanding principal on notes payable and borrowings under the secured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2018 to calculate the debt payment obligations in future periods.

(3)	We used LIBOR plus the applicable margin under our variable rate debt agreement as of December 31, 2018 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
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
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties,, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$28,873	$21,279	$11,297
Adjustments:
Depreciation and amortization	58,258	41,133	19,211
FFO attributable to common stockholders	$87,131	$62,412	$30,508
Adjustments:
Acquisition related expenses (1)	$—	$—	$5,339
Amortization of intangible assets and liabilities (2)	(4,280)	(1,817)	(500)
Straight-line rents (3)	(13,364)	(10,596)	(6,263)
Ineffectiveness of interest rate swaps	98	(58)	(144)
MFFO attributable to common stockholders	$69,585	$49,941	$28,940
Weighted average common shares outstanding - basic	131,040,645	101,714,148	66,991,294
Weighted average common shares outstanding - diluted	131,064,388	101,731,944	67,007,124
Net income per common share - basic	$0.22	$0.21	$0.17
Net income per common share - diluted	$0.22	$0.21	$0.17
FFO per common share - basic	$0.66	$0.61	$0.46
FFO per common share - diluted	$0.66	$0.61	$0.46

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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net income attributable to common stockholders	$6,466	$7,717	$7,186	$7,504
Adjustments:
Depreciation and amortization	15,410	14,849	14,282	13,717
FFO attributable to common stockholders	$21,876	$22,566	$21,468	$21,221
Adjustments:
Amortization of intangible assets and liabilities (1)	(1,022)	(1,086)	(1,085)	(1,087)
Straight-line rents (2)	(3,355)	(3,326)	(3,372)	(3,311)
Ineffectiveness of interest rate swaps	70	(49)	38	39
MFFO attributable to common stockholders	$17,569	$18,105	$17,049	$16,862
Weighted average common shares outstanding - basic	135,271,638	132,467,127	129,926,130	126,384,346
Weighted average common shares outstanding - diluted	135,297,138	132,491,755	129,948,432	126,401,940
Net income per common share - basic	$0.05	$0.06	$0.06	$0.06
Net income per common share - diluted	$0.05	$0.06	$0.06	$0.06
FFO per common share - basic	$0.16	$0.17	$0.17	$0.17
FFO per common share - diluted	$0.16	$0.17	$0.17	$0.17

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
The following table summarizes our principal debt outstanding as of December 31, 2018 (amounts in thousands):

December 31, 2018
Notes payable:
Fixed rate notes payable	$220,351
Variable rate notes payable fixed through interest rate swaps	247,435
Total notes payable	467,786
Secured credit facility:
Variable rate revolving line of credit	105,000
Variable rate term loan fixed through interest rate swaps	100,000
Variable rate term loan	150,000
Total secured credit facility	355,000
Total principal debt outstanding (1)	$822,786

(1)	As of December 31, 2018, the weighted average interest rate on our total debt outstanding was 4.4%.
As of December 31, 2018, $255.0 million of the $822.8 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.5% per annum. As of December 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of approximately $1.3 million per year.
As of December 31, 2018, we had 13 interest rate swap agreements outstanding, which mature on various dates from December 2020 to November 2022. As of December 31, 2018, the aggregate settlement asset value was $6.4 million. The settlement value of these interest rate swap agreements are dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $10.9 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2018 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
Our directors and executive officers and their respective positions are as follows:

Name	Age	Positions
John E. Carter	59	Chairman of the Board
Michael A. Seton	46	Chief Executive Officer, President and Director
Randall Greene	69	Director (Independent)
Jonathan Kuchin	67	Director (Independent)
Ronald Rayevich	76	Director (Independent)
Roger Pratt	66	Director (Independent)
Robert M. Winslow	69	Director
Kay C. Neely	42	Chief Financial Officer and Treasurer
Todd M. Sakow	47	Chief Operating Officer and Secretary
John E. Carter has served as the Chairman of our board of directors since January 2013. Mr. Carter served as our Chief Executive Officer from January 2013 to April 2018. Mr. Carter founded and has served as the Chairman of the board of directors of Carter Validus Mission Critical REIT, Inc. since December 2009 and Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. from December 2009 to April 2018. Mr. Carter also served as our President from January 2013 to March 2015 and served as President of Carter Validus Mission Critical REIT, Inc. from December 2009 to March 2015. He also serves as Executive Chairman of Carter Validus Advisors II, LLC. He has served as Chief Executive Officer from January 2013 to July 2015 and Co-Chief Executive Officer of Carter Validus Advisors II, LLC from August 2015 to April 2018, and is a member of the Investment Committee of Carter Validus Advisors II, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services II, LLC since January 2013. Mr. Carter serves as Executive Chairman of our sponsor, Carter Validus REIT Management company II, LLC. He has served as Chief Executive Officer from January 2013 to July 2015 and as Co-Chief Executive Officer of Carter Validus REIT Management Company II, LLC, from July 2015 to April 2018. Mr. Carter founded and serves as Executive Chairman of Carter/Validus Advisors, LLC and has served as Chief Executive Officer from December 2009 to August 2015 and Co-Chief Executive Officer from August 2015 to April 2018, a member of the Investment Management Committee of Carter/Validus Advisors, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services, LLC since December 2009. Mr. Carter founded and serves as Executive Chairman of Carter/Validus REIT Investment Management Company, LLC and has served as Chief Executive Officer from December 2009 to July 2015 and Co-Chief Executive Officer of Carter/Validus REIT Investment Management Company from July 2015 to April 2018. Mr. Carter serves as Executive Chairman of CV REIT Management Company, LLC and served as Co-Chief Executive Officer from October 2015 to April 2018. Mr. Carter also served on the Board of Managers for Validus/Strategic Capital Partners, LLC (now Strategic Capital Management Holdings, LLC) from November 2010 to August 2014. Mr. Carter serves as Chairman of the board of directors of Carter Multifamily Growth & Income Fund, LLC. He also serves as Executive Chairman and as a member of the investment committee of the advisor, Carter Multifamily Growth & Income Advisors, LLC and as Executive Chairman of the sponsor, Carter Multifamily Fund Management Company, LLC. Mr. Carter has more than 37 years of real estate experience in all aspects of leasing, asset management, acquisitions, finance, investment and corporate advisory services. Mr. Carter served as Vice Chairman and a principal of Carter & Associates, L.L.C., or Carter & Associates, one of the principals of our sponsor, from January 2000 to June 2016. Mr. Carter has served in such capacities since he merged his company, Newport Partners, LLC, or Newport Partners, to Carter & Associates in January 2000. Mr. Carter founded Newport Partners in November 1989 and grew the company into a full-service real estate firm with approximately 63 associates throughout Florida. Prior to November 1989, Mr. Carter worked for two years at Trammel Crow Company. In the early 1980s, he spent five years at Citicorp where he focused primarily on tax shelter, Industrial Revenue Bonds (IRBs) and other real estate financing transactions. He also was a founding board member of GulfShore Bank (currently Seacoast Bank), a community bank located in Tampa, Florida, serving on the Board from August 2007 until April 2017. Mr. Carter is a licensed real estate broker, a retired member of the IPA Board and Executive Committee and is a member of NAREIT’s Public Non-Listed REIT Council Executive Committee. Mr. Carter obtained a Bachelor’s degree in Economics with a minor in Mathematics from St. Lawrence University in Canton, New York in 1982 and a Masters in Business Administration from Harvard University in Cambridge, Massachusetts in 1989. Mr. Carter was selected to serve as a director because he has significant real estate experience in various areas. He has expansive knowledge of the real estate industry and has relationships with chief executives and other senior management at numerous real estate companies. Mr. Carter brings a unique and valuable perspective to our board of directors.

Michael A. Seton, age 46, has served as a director of Carter Validus Mission Critical REIT II, Inc. since July 2018, Chief Executive Officer since April 2018 and as our President since March 2015. He also has served as the Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. since April 2018 and as the President of Carter Validus Mission Critical REIT, Inc. since March 2015. He also serves as Chief Executive Officer of Carter Validus Advisors II, LLC, served as Co-Chief Executive Officer from August 2015 to April 2018, and has served as the President and a member of the Investment Committee of Carter Validus Advisors II, LLC since January 2013. Mr. Seton co-founded and serves as the Chief Executive Officer of our sponsor, Carter Validus REIT Management Company II, LLC, and served as Co-Chief Executive Officer from July 2015 to April 2018 and as President since January 2013. Mr. Seton also serves as the Chief Executive Officer of Carter/Validus Advisors, LLC, served as the Co-Chief Executive Officer from August 2015 to April 2018, and has served as the President of Carter/Validus Advisors, LLC since December 2009. He co-founded and serves as Chief Executive Officer of Carter/Validus REIT Investment Management Company, LLC, served as Co-Chief Executive Officer from July 2015 to April 2018 and served as President of Carter/Validus REIT Investment Management Company, LLC since December 2009. Mr. Seton serves as the Chief Executive Officer of CV REIT Management Company, LLC and served as Co-Chief Executive Officer from October 2015 to April 2018. Mr. Seton serves as the Chief Executive Officer of CV Data Center Growth & Income Fund Manager, LLC. He also serves as Chief Executive Officer and a member of the Investment Committee of CV Data Center Growth & Income REIT Advisors, LLC. Mr. Seton also serves as Chairman of CV Data Center Real Estate Management Services, LLC. Mr. Seton has more than 20 years of real estate investment and finance experience. From December 1996 until June 2009, Mr. Seton worked for Eurohypo AG (including its predecessor organizations) in New York, New York. At Eurohypo AG, Mr. Seton was a Managing Director and Division Head in the Originations Group, leading a team of 12 professionals in the origination, structuring, documenting, closing and syndication of real estate financings for private developers and owners, REITs, and real estate operating companies. Real estate finance transactions in which Mr. Seton was involved included both on and off-balance sheet executions, including senior debt and mezzanine financings. Mr. Seton has been directly involved in over $35 billion in acquisitions and financings during his real estate career. Mr. Seton obtained a Bachelor of Science in Economics from Vanderbilt University in Nashville, Tennessee in 1994.
Randall Greene has been an independent director since April 2014. Mr. Greene has also served as an independent director of Carter Validus Mission Critical REIT, Inc. since July 2010. He has over 40 years of experience in real estate management, mortgage banking, construction and property development. Mr. Greene served as Vice President of Charter Mortgage Co. and as President of its subsidiary, St. John’s Management Company, from 1975 to 1977, in which he managed more than 3,500 multifamily units and 300,000 square feet of commercial and retail space throughout Florida. He also was President and Chief Executive Officer of Coastland Corporation of Florida (formerly Nasdaq: CLFL), a community developer in Florida, from 1976 to 1986, in which he supervised the development of more than 2000 acres of residential and commercial properties, the construction of more than 500 homes and a number of commercial and retail developments. From 1986 to 1993, Mr. Greene was the President and a director of Beggins/Greene, Inc., which was the principal developer of Symphony Isles, a waterfront community in Apollo Beach, Florida. From 1992 to 1995, Mr. Greene was a consultant for Eastbrokers, A.B., in which he consulted on the acquisition of hotels and commercial properties throughout Eastern Europe. Mr. Greene currently serves as the Managing Partner and a director for Greene Capital Partners, LLC, an investment and advisory firm, and has been in this position since 1999, as well as President and a Director of ITR Capital Management, LLC, an investment management firm, positions he has held since September 2009. Mr. Greene also served as the Chief Operating Officer of the Florida Department of Environmental Protection from September 2011 through March 2015. Mr. Greene has also been an executive coach for more than 50 Tampa-area CEOs through Vistage Florida since November 2004, and currently coaches 20 CEOs. Mr. Greene was a member of the Florida Chapter of the Young Presidents’ Organization from 1980-1999 and served as Florida Chapter Chairman in 1995. He is a member of the World Presidents’ Organization, Tampa Young Presidents’ Organization Forum III, Association for Corporate Growth, Leadership Tampa Alumni, and the Financial Planning Association. Mr. Greene is also a Certified Financial Planner. He has been honored as an Outstanding Young Man of America, as an Alumnus of the Year by Phi Kappa Tau Fraternity and is a member of Florida Blue Key. Mr. Greene obtained a Bachelor’s degree, with distinction, from Eckerd College in St. Petersburg, Florida in 1986 and a Masters in Business Administration from The Wharton School, University of Pennsylvania in Philadelphia, Pennsylvania in 1988. Mr. Greene was selected to serve as a director due to his knowledge of the real estate and mortgage banking industries and his previous service as the President and Chief Executive Officer of a public company that was a community developer. Mr. Greene’s experience assists the company in managing and operating as a public company in the real estate industry.
Jonathan Kuchin has been an independent director since April 2014. Mr. Kuchin has also served as an independent director of Carter Validus Mission Critical REIT, Inc. since March 2011. Mr. Kuchin, a certified public accountant, has more than 29 years of experience in public accounting, focusing on public companies and their financial and tax issues, including initial public offerings, public financings, mergers and acquisitions, compensation issues (i.e., options, warrants, phantom stock, restricted stock), and implementation and compliance with the Sarbanes-Oxley Act of 2002, or SOX. On June 30, 2010, Mr. Kuchin retired as a tax partner from PricewaterhouseCoopers, or PwC. At retirement, he was a real estate tax partner in the New York City office, where he focused on public and private REIT clients and on SEC reporting aspects of public REITs, including accounting for income taxes and uncertainty of income taxes as well as compliance with SOX. He served in that capacity from June 2006 until his retirement date. From September 2004 to June 2006, Mr. Kuchin was a tax service partner for large corporations at PwC in the New York City office, where he focused on PwC audit clients and their issues relating to accounting for income taxes, compliance with SOX, deferred tax studies, first SEC filings and conversion to GAAP. Prior to June 2006, Mr. Kuchin served as the tax partner in charge of the PwC Seattle office and focused his practice on large public companies and the issues related to SEC filings, accounting for income taxes, SOX, and all other tax issues for public companies. In addition to his client responsibilities in Seattle, he managed the tax practice of 85 tax professionals including partners specializing in international tax, state and local tax, financial service tax and private companies. From October 1988 to July 1997, when he was admitted to the Coopers and Lybrand partnership, Mr. Kuchin held various positions with Coopers & Lybrand. Mr. Kuchin obtained a Bachelor’s degree in Business Economics from the University of California, Santa Barbara in March of 1981. Mr. Kuchin was selected to serve as an independent director because of his significant real estate experience and his expansive knowledge in the public accounting and real estate industries.
Ronald Rayevich has been an independent director since April 2014. Mr. Rayevich has also served as an independent director of Carter Validus Mission Critical REIT, Inc. since July 2010. He has been active in residential and commercial real estate and investment management since 1965. In 1995, following an early retirement, Mr. Rayevich formed Raymar Associates, Inc. and since that time has been active as a commercial real estate consultant. Recent clients include the Carlyle Realty, L.P., a Washington, DC based real estate investment arm of the Carlyle Group from 1996 to 2011 and Advance Realty, a New Jersey based real estate investment and development company (1995 through 2012 and 2015 to date), where he currently serves as a member of its Advisory Board. Mr. Rayevich spent most of his career with Prudential Insurance Company (now Prudential Financial) (1965 to 1979 and from 1985 to the end of 1994), last serving as President and COO of The Prudential Realty Group with responsibility for the management of the insurance company’s then $6.5 billion commercial real estate portfolio. From 1982 to 1985, Mr. Rayevich was Managing Director, Investment Banking, with Prudential-Bache Securities (now Wells Fargo Advisors). And from 1979 to 1982, he served as Vice President for Investments at Columbia University with management responsibility for the university’s entire endowment. Mr. Rayevich holds a BA in History from The Citadel (1964) and an MBA in Finance from Florida State University (1971). In 1997 he served as National President (now-Chairman) of NAIOP, the Commercial Real Estate Development Association. As a Director Emeritus of this 19,000-member commercial real estate association, he was the founder of its National Forums program and founding Chairman and Governor of the NAIOP Research Foundation, where he continues to be active as Chair of its Audit and Investment Committees. Since 1991 he has been a Full Member of the Urban Land Institute. He has served for 12 years (2003 - 2015) as a member of The Citadel Trust, which manages a $90 million portion of The Citadel’s endowment and was elected its Chairman for the maximum term of six years. Mr. Rayevich was selected to serve as an independent director due to his significant experience in the real estate and financial services industries and he brings valuable knowledge and insight into the real estate investment process.
Roger Pratt has been an independent director and member of the Audit Committee of Carter Validus Mission Critical REIT II, Inc. since July 2018. Mr. Pratt currently serves as Senior Advisor to the Elite International Investment Fund. Mr. Pratt was the Managing Director for Prudential Real Estate Investors (PREI) from 1995 until his retirement in 2014. In this capacity he served as a senior leader at PREI, which over the course of his 32-year career with PREI became a global real estate manager with over $50 billion in gross assets under management. Mr. Pratt served as a member of PREI’s U.S., Latin American and Global Investment and Management Committees. Mr. Pratt directed open-end, closed-end, and single client account funds, and played a leading role in raising capital from more than 100 institutional investors including public, corporate and union funds as well as foundations and endowments. As the Co-Chief Risk & Investment Officer at PREI from 2012 to 2014, Mr. Pratt developed a strategic plan for PREI’s global proprietary capital portfolio, initiated a global portfolio review process, revamped and standardized the firm’s investment committee cases, created a Global Investment Committee, and instituted a “scorecard” for new products and funds. As a US Senior Portfolio Manager at PREI from 1995 to 2011, he directed open-end, closed-end and single client funds with gross assets over $13 billion during his tenure. From 1992 to 1995, he was the Portfolio Manager, and from 1995 to 2011 the Senior Portfolio Manager, of Prudential’s enhanced core equity real estate portfolio, PRISA II. On behalf of PRISA II, he served on the board of trustees of Starwood Hotels and Resorts Worldwide, Inc. from 1997 to 1999 (NYSE:HOT). In 2003, Mr. Pratt developed and launched PRISA III, serving as its Senior Portfolio Manager until 2010. He also directed PREI’s US Single Client accounts from 1997 to 2011, and its Senior Housing platform from 2003 to 2010. Mr. Pratt began his career with the Prudential Realty Group (PRG) in 1982 as an asset manager and later served as the head of PRG’s New Jersey regional office and co-head of PRG’s national development portfolio. Mr. Pratt earned a Master’s of Regional Planning in 1976 from the University of North Carolina and a Master’s in Business Administration in 1982 as a Dean’s Scholar from the University of North Carolina. He received his B.A. as a Phi Beta Kappa graduate of the College of William and Mary in Williamsburg, Virginia in 1974. From 1976 to 1980, he served as a Community Development Planner for the State of North Carolina. Mr. Pratt serves on the Wood Center Real Estate Studies Advisory Board at the University of North Carolina, the Foundation Board of the Mason School of Business at the College of William and Mary, the Board of Directors of the Schumann Fund for New Jersey, and the Board of Directors of The George Washington University Museum and The Textile Museum in Washington, D.C. Mr. Pratt was selected to serve as an independent director because of his significant real estate and capital markets experience.

Robert M. Winslow has been a director since July 2016. He has also served as a member of the Investment Committee of Carter Validus Advisors II, LLC since January 2013. Mr. Winslow served as the Executive Vice President of Construction, Development and Special Projects of Carter Validus Advisors II, LLC from May 2015 to August 2018. Mr. Winslow also served as the Executive Vice President of Asset Management of Carter Validus Advisors II, LLC from January 2013 to May 2015. He has also served as a member of the Management Committee and Investment Committee of Carter/Validus Advisors, LLC since December 2009. Mr. Winslow also served as the Executive Vice President of Construction, Development and Special Projects of Carter/Validus Advisors, LLC from May 2015 to August 2018. He also served as the Executive Vice President of Asset Management of Carter/Validus Advisors, LLC from December 2009 to May 2015. He has more than 35 years of real estate experience throughout the United States. Mr. Winslow has packaged and managed more than 50 commercial investments in hotels, offices, shopping centers and industrial properties with a value exceeding $300 million. He has served as President and Chief Executive Officer of Global Building and Consulting Corporation, a multi-service residential and commercial investment company specializing in performance-oriented management of real estate assets since 1996. From 1987 to 1989, Mr. Winslow structured a joint venture with Prentiss Properties to serve as the Florida Development Manager for proposed office projects for tenants including, among others, AT&T and Loral Federal Systems. In July 1980, Mr. Winslow founded and served as managing General Partner of Global Properties, LTD through 1985. Global Properties, LTD was a full service real estate brokerage firm that grew to 120 sales associates, and was the first firm with whom Merrill Lynch Realty signed a Letter of Intent to purchase when it entered the Orlando market. Prior to founding Global Properties, LTD in 1980, Mr. Winslow served as Vice President of Winter Park Land Company, an old line private real estate holding company where he reversed two unprofitable divisions and created compatible new construction and real estate brokerage strategies. Mr. Winslow obtained a Bachelor of Arts from Rollins College in Business Administration/Economics in 1971 and an MBA in International Finance from the Roy E. Crummer Graduate School of Business at Rollins College in Winter Park, Florida in 1973. Mr. Winslow was selected to serve as a director because of his significant real estate experience and his expansive knowledge in real estate industries.
Kay C. Neely, age 42, has served as Chief Financial Officer and Treasurer of Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC since September 2018. Prior to being appointed Chief Financial Officer and Treasurer of Carter Validus Advisors II, LLC, Ms. Neely served as the Senior Vice President of Accounting of Carter Validus Advisors II, LLC, beginning in January 2016, where she was responsible for the oversight of the accounting and financial reporting functions, as well as managing all accounting department personnel. Ms. Neely remains the Senior Vice President of Accounting of Carter/Validus Advisors, LLC, a position she has held since January 2016. Ms. Neely has over 13 years of real estate accounting experience. Ms. Neely began her career with KPMG LLP in 1999 as a staff accountant in the audit practice and became a manager in June 2003, serving in such capacity until June 2005. From June 2005 to January 2008, Ms. Neely was an audit senior manager with KPMG LLP, where she planned, organized, staffed and administered audit engagements for public and private entities primarily in the real estate sector, including real estate investment trusts and investment funds. From March 2010 to January 2016, Ms. Neely was Associate Director of Audit Resource Management at KPMG LLP, where she managed the daily operations and financial planning for audit practices in ten offices located in the Southeast and Puerto Rico, which consisted of over 400 audit partners, managers and staff. Ms. Neely graduated in the top 10% of her class at Emory University, Goizueta Business School in Atlanta, Georgia in 1998 with a Bachelor in Business Administration with concentrations in Accounting and Finance. She holds a current Certified Public Accountant license in the state of Georgia.
Todd M. Sakow, age 47, has served as Chief Operating Officer and Secretary of Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC since September 2018. From January 2013 through September 2018, Mr. Sakow served as the Chief Financial Officer and Treasurer of Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC. Mr. Sakow has also served as Chief Operating Officer and Secretary of Carter Validus REIT Management Company II, LLC since September 2018 and has served as Chief Financial Officer of Carter Validus REIT Management Company II, LLC since March 2013. In addition, Mr. Sakow has served as Secretary of Carter Validus Mission Critical REIT, Inc. and Chief Operating Officer and Secretary of Carter/Validus Advisors, LLC since September 2018, and, from August 2010 through September 2018, served as the Chief Financial Officer and Treasurer of Carter Validus Mission Critical REIT, Inc. and of Carter/Validus Advisors, LLC. He also has served as Chief Operating Officer and Secretary of Carter/Validus REIT Investment Management Company, LLC since September 2018 and has served as Chief Financial Officer and Treasurer of Carter/Validus REIT Investment Management Company, LLC since July 2010. Mr. Sakow has more than 15 years of real estate and tax experience in the REIT industry and is a Certified Public Accountant. From January 2002 until July 2010, Mr. Sakow worked for American Land Lease, Inc. (formerly NYSE: ANL). From January 2006 through July 2010, he served as its Vice President of Finance, from April 2003 through January 2010, he served as Tax Director and from January 2002 through January 2006, he served as Assistant Corporate Controller. Mr. Sakow's responsibilities included SEC reporting, REIT tax compliance, and treasury management functions. Prior to joining American Land Lease, Inc., Mr. Sakow was a senior auditor at Ernst & Young, LLP from June 1999 through January 2002. Mr. Sakow received a B.S. in Accounting and a Masters in Accounting from the University of Florida, in 1997 and 1999, respectively. Mr. Sakow has been a board member of the Friends of Joshua House since 2014.

Our executive officers have stated that there are no arrangements or understandings of any kind between them and any other person relating to their appointments as executive officers.
Committees of our Board of Directors
Audit Committee
The board of directors maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Kuchin, Greene, Rayevich and Pratt, all four of whom are independent directors as defined in our charter. The audit committee reports regularly to the full board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal controls over financial reporting.
Although our shares are not listed for trading on any national securities exchange, all four members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all four members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Kuchin satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Kuchin as our audit committee financial expert.
Compensation Committee
Our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Nominating Board of Directors — Functions
We believe that our board of directors is qualified to perform the functions typically delegated to a nominating committee, and that the formation of a separate committee is not necessary at this time. Therefore, all members of our board of directors develop the criteria necessary for prospective members of our board of directors and participate in the consideration of director nominees. The primary functions of the members of our board of directors relating to the consideration of director nominees are to conduct searches and interviews for prospective director candidates, if necessary, review background information for all candidates for the board of directors, including those recommended by stockholders, and formally propose the slate of director nominees for election by the stockholders at the annual meeting.
Special Committee
Our board of directors established a special committee. The special committee's function is limited to the evaluation, negotiation and approval of any transaction that our board of directors specifically identifies and delegates authority to the special committee. The members of the special committee are Ronald Rayevich and Roger Pratt, with Mr. Rayevich serving as the chairman of the special committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, to the best of our knowledge, all of the filings by the Company’s directors and executive officers were made on a timely basis.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors, our officers and employees, and the employees of our advisor. The policy may be located on our website at www.cvmissioncriticalreit2.com by clicking on “Corporate Governance,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Item 11. Executive Compensation.
Compensation of Executive Officers
We have no employees. Our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. In addition, our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Our executive officers are also officers of our advisor, and its affiliates, including Carter Validus Real Estate Management Services II, LLC, our property manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and our property management and leasing agreement. We also reimburse our advisor for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our advisor and property manager or their affiliates is found in the “Transactions with Related Persons, Promoters and Certain Control Persons” within Item 13. "Certain Relationships and Related Transactions, and Director Independence".
Compensation of Directors
Directors who are also officers or employees of our advisor or their affiliates (Messrs. Carter, Winslow and Seton) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each non-employee director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual retainer of $40,000;

•	an additional retainer of $45,000 for the special committee board members;

•
an additional annual retainer of $10,000 to the chairman of the audit committee (the additional annual retainer to the chairman of the audit committee increased from $7,500 to $10,000, effective September 1, 2018);

•	$2,000 for each board meeting attended in person;

•	$2,000 for each committee meeting attended in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee);

•	$500 per board or committee meeting attended by telephone conference; and

•
in the event that there is a meeting of the board of directors and one or more committees on a single day, the fees paid to each director will be limited to $2,500 per day ($3,000 per day for the chairman of the audit committee, if there is a meeting of that committee).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Further, we have authorized and reserved 300,000 shares of our Class A common stock for issuance under the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, and we granted 3,000 shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement in our offering in connection with each director's initial election or appointment to the board of directors. The Incentive Plan provides for annual grants of 3,000 shares of Class A common stock to each of our independent directors in connection with such independent director’s subsequent re-election to our board of directors, provided, such independent director is an independent director of our company during such annual period. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensations Earnings	All Other Compensation		Total
John E. Carter	$—	$—	$—	$—	$—	$—		$—
Michael A. Seton	$—	$—	$—	$—	$—	$—		$—
Robert M. Winslow	$—	$—	$—	$—	$—	$—		$—
Jonathan Kuchin (1)	$65,833	$27,540	$—	$—	$—	$16,040	(5)	$109,413
Randall Greene (2)	$55,500	$27,540	$—	$—	$—	$10,350	(6)	$93,390
Ronald Rayevich (3)	$70,500	$27,540	$—	$—	$—	$12,289	(7)	$110,329
Roger Pratt (4)	$31,833	$27,540	$—	$—	$—	$3,787	(8)	$63,160

(1)
On July 20, 2018, Jonathan Kuchin was awarded 3,000 restricted shares of Class A common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $9.18 per share for an aggregate amount of $27,540. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(2)
On July 20, 2018, Randall Greene was awarded 3,000 restricted shares of Class A common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $9.18 per share for an aggregate amount of $27,540. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(3)
On July 20, 2018, Ronald Rayevich was awarded 3,000 restricted shares of Class A common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $9.18 per share for an aggregate amount of $27,540. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(4)
On July 24, 2018, Roger Pratt was awarded 3,000 restricted shares of Class A common stock in connection with his election to the board of directors. The grant date fair value of the stock was $9.18 per share for an aggregate amount of $27,540. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(5)
Of this amount, $9,939 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $6,101 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(6)
Of this amount, $9,767 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $583 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(7)
Of this amount, $8,553 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $3,736 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(8)
Of this amount, $857 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $2,930 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee and do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
During the fiscal year ended December 31, 2018, Robert M. Winslow, John E. Carter, Michael A. Seton, Kay C. Neely and Todd M. Sakow also served as officers, directors and/or key personnel of our advisor, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see the section entitled “Transactions with

Related Persons, Promoters and Certain Control Person.” within Item 13. "Certain Relationships and Related Transactions, and Director Independence".
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.
We adopted the 2014 Restricted Share Plan, or the Incentive Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our Class A common stock that may be issued pursuant to the Incentive Plan is 300,000, subject to adjustment under specified circumstances. The following table provides information regarding the Incentive Plan as of December 31, 2018:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	252,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	252,000

(1)
On July 20, 2018, we granted an aggregate of 9,000 restricted shares of Class A common stock to our independent directors, which were awarded in connection with each independent director’s re-election to our board of directors. Additionally, on July 24, 2018, we granted 3,000 restricted shares of Class A common stock in connection with the election of a new independent board member. The fair value of each share of our restricted common stock was estimated at the date of grant at $9.18 per share. As of December 31, 2018, we had issued an aggregate of 48,000 shares of restricted stock to our independent directors in connection with their appointment or re-election to our board of directors. Restricted stock issued to our independent directors vests over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Beneficial Ownership of Equity Securities
The following table sets forth information as of March 18, 2019, regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 82,361,548 shares of Class A common stock outstanding, 12,476,247 shares of Class I common stock outstanding, 38,167,321 shares of Class T common stock outstanding and 3,423,521 shares of Class T2 common stock outstanding, as of March 18, 2019.

Name of Beneficial Owner (1)	Number of Class A Shares of Common Stock Beneficially Owned (2)	Percentage of All Class A Common Stock
Carter Validus REIT Management Company II, LLC	20,000	*
Directors
John E. Carter	(3)	*
Robert M. Winslow	(4)	*
Jonathan Kuchin (5)	18,063	*
Randall Greene (5)	17,314	*
Ronald Rayevich (5)	15,000	*
Michael A. Seton	(6)	*
Roger Pratt (5)	3,129	*
Executive Officers
Todd M. Sakow	(7)	*
Kay C. Neely	—
All officers and directors as a group (9 persons)	73,506	*

*    Represents less than 1% of the outstanding Class A common stock.

(1)	The address of each beneficial owner listed is c/o Carter Validus Mission Critical REIT II, Inc., 4890 W. Kennedy Blvd., Suite 650, Tampa, Florida 33609.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following March 18, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
Mr. Carter is Executive Chairman of Carter Validus REIT Management Company II, LLC, which directly owns 20,000 shares of Class A common stock in our company. Mr. Carter disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(4)
Mr. Winslow directly or indirectly controls Carter Validus REIT Management Company II, LLC, which directly owns 20,000 shares of Class A common stock in our company. Mr. Winslow disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(5)	Represents restricted shares of our Class A common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors.

(6)
Mr. Seton is the Chief Executive Officer of Carter Validus REIT Management Company II, LLC, which directly owns 20,000 shares of Class A common stock in our company. Mr. Seton disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(7)
Mr. Sakow is the Chief Financial Officer, Chief Operating Officer and Secretary of Carter Validus REIT Management Company II, LLC, which directly owns 20,000 shares of Class A common stock in our company. Mr. Sakow disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Each of our executive officers and our non-independent directors, Messrs. Carter, Winslow and Seton, is affiliated with our advisor and its affiliates. In addition, each of our executive officers also serves as an officer of our advisor, property manager and/or other affiliated entities.
Carter Validus REIT Management Company II, LLC, or our sponsor, owns a 77.5% managing member interest in our advisor. Strategic Capital Management Holdings, LLC, which is wholly owned by Validus/Strategic Capital, and is the owner of Strategic Capital Advisory Services, LLC and SC Distributors, LLC, owns a 22.5% non-managing member interest in our advisor, and has no voting interest in our advisor. Our sponsor is directly or indirectly controlled by Messrs. Carter, Sakow and Seton, as they, along with others who are not our executive officers or directors, are members of our sponsor.
We are externally advised by the Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, or Operating Partnership and our advisor. Our advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our advisor also provides marketing, sales and client services related to real estate on our behalf. Our advisor engages affiliated entities to provide various services to us. Our advisor is managed by, and is a subsidiary of Carter Validus REIT Management Company II, LLC, or our sponsor. The Company has no direct employees. Substantially all of the Company's business is managed by our advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
SC Distributors, LLC, an affiliate of our advisor, or the dealer manager, served as the dealer manager of our Initial Offering and our Offering. The dealer manager received fees for services related to the Initial Offering and the Offering. We continue to pay the dealer manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in the Initial Offering and Offering.
Refer to Note 10—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
Organization and Offering Expenses
We reimburse the Advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of our Initial Offering or Offering, respectively. Other offering costs, which are offering expenses other than selling commissions, dealer manager fees and distribution and servicing fees, associated with our Initial Offering and Offering, which terminated on November 24, 2017 and November 27, 2018, respectively, were approximately 2.0% and 2.5% of the gross proceeds, respectively.
Since our formation through December 31, 2018, the Advisor and its affiliates incurred approximately $19,823,000 on our behalf in other offering costs, the majority of which was incurred by the Dealer Manager. Of this amount, approximately $89,000 of other offering costs remained accrued as of December 31, 2018.
As of December 31, 2018, we reimbursed the Advisor and its affiliates approximately $19,192,000 in other offering costs. As of December 31, 2018, since inception, we paid approximately $542,000 to an affiliate of the Dealer Manager in other offering costs. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
Selling Commissions, Dealer Manager Fees and Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, we paid the Dealer Manager selling commissions and dealer manager fees in connection with the purchase of shares of certain classes of common stock. We continue to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in our Initial Offering and Offering.
We will cease paying the distribution and servicing fee with respect to Class T shares at the earliest to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of this Offering, total underwriting compensation in this Offering equaling 10.0% of the gross proceeds from this Offering less the total amount of distribution and servicing fees waived by participating broker-dealers in this Offering, (iii) such Class T shares no longer being outstanding, (iv) December 31, 2021, which is the fourth anniversary of the last day of the fiscal quarter in which our primary offering of our initial public offering terminated and (v) the date on which the holder of such Class T share or its agent notifies us or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the Class T distribution and servicing fee, which shall be re-allowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating broker-dealer agreement with our dealer manager or otherwise agrees to provide the services set forth in the dealer manager agreement.
We will cease paying the distribution and servicing fee with respect to a Class T2 share at the earliest to occur of the following: (i) a listing of the Class T2 shares on a national securities exchange; (ii) following the completion of this Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from this Offering; (iii) there are no longer any Class T2 shares outstanding; (iv) the end of the month in which our transfer agent, on our behalf, determines that total underwriting compensation, including selling commissions, dealer manager fees, the Class T2 distribution and servicing fee and other elements of underwriting compensation with respect to such Class T2 share, would be in excess of 8.5% of the total gross investment amount at the time of purchase of such Class T2 share; (v) the end of the month in which our transfer agent, on our behalf, determines that the Class T2 distribution and servicing fee with respect to such Class T2 share would be in excess of 3.0% of the total gross investment amount at the time of purchase of such Class T2 share; (vi) the date on which such Class T2 share is repurchased by us; and (vii) the date on which the holder of such Class T2 share or its agent notifies us or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the Class T2 distribution and servicing fee, which shall be re-allowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating broker-dealer agreement with our dealer manager or otherwise agrees to provide the services set forth in the dealer manager agreement. At the time we cease paying the distribution and servicing fee with respect to a Class T2 share pursuant to the provisions above, such Class T2 share (including associated Class T2 DRIP shares) will convert into a number of Class I shares (including any fractional shares) with an equivalent of NAV as such share. Stockholders will receive a confirmation notice when their Class T2 shares have been converted into Class I shares. We currently expect that any such conversion will be on a one-for-one basis, as we expect the NAV per share of each Class T2 share and Class I share to be the same.
All selling commissions were expected to be re-allowed to participating broker-dealers. The dealer manager fee could be partially re-allowed to participating broker-dealers. No selling commissions, dealer manager fees and distribution and servicing fees are paid in connection with purchases of shares of any class made pursuant to the DRIP.
Class A Shares
Through the termination of the Offering, we paid the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share. In addition, we paid the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A shares.
Class I Shares
We did not pay selling commissions with respect to Class I shares. Through the termination of the Offering, the Dealer Manager may have received up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% was funded by the Advisor without reimbursement from us. The 1.0% of the dealer manager fee paid from offering proceeds was waived in the event an investor purchased Class I shares through a registered investment advisor that was not affiliated with a broker dealer.
Class T Shares
We paid the Dealer Manager selling commissions of up to 3.0% of the gross offering proceeds per Class T share. In addition, we paid the Dealer Manager a dealer manager fee up to 3.0% of gross offering proceeds from the sale of Class T shares. We ceased offering Class T shares in the Offering on March 14, 2018. Beginning on March 15, 2018, we offered Class T2 shares in the Offering, as described below.
Class T2 Shares
Through the termination of the Offering, we paid the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds per Class T2 share. In addition, we paid the Dealer Manager a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of Class T2 shares.
Acquisition Fees and Expenses
We pay to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, we reimburse the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that we do not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since our formation through December 31, 2018, we reimbursed the Advisor approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized in real estate, net, in the accompanying consolidated balance sheets.
Asset Management Fees
We pay to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears.
Property Management Fees
In connection with the rental, leasing, operation and management of our properties, we pay the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. We reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on our behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If we contract directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will we pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property Management fees are recorded in rental and parking expenses in the accompanying consolidated statements of comprehensive income.
Operating Expenses
We reimburse the Advisor for all operating expenses it paid or incurred in connection with the services provided to us, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on our behalf are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, the chairman of our board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. Effective June 18, 2018, Ms. Ragone is no longer employed by the Advisor. We directly reimbursed the Advisor any amounts of Ms. Ragone's salary that were allocated to us. For the years ended December 31, 2018 and 2017, the Advisor allocated approximately $69,000 and $98,000, respectively, which is included in other offering costs in the accompanying consolidated balance sheets.
Leasing Commission Fees
We also pay the Property Manager a separate fee for the one-time initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the term of the related lease
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, we may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in real estate, net, in the accompanying consolidated balance sheets.
Disposition Fees
We will pay our Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of our independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2018, we had not incurred any disposition fees to the Advisor or its affiliates.

Subordinated Participation in Net Sale Proceeds
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of December 31, 2018, we had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Subordinated Incentive Listing Fee
Upon the listing of our shares on a national securities exchange, the Advisor will receive 15% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of December 31, 2018, we had not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2018, we had not incurred any subordinated termination fees to the Advisor or its affiliates.
The following table details amounts incurred and payable in connection with our operations-related services and services related to the Offerings as described above for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 (amounts in thousands):

		For the Year Ended December 31,			As of December 31,
Fee	Entity	2018	2017	2016	2018	2017
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$2,154	$4,704	$4,428	$89	$167
Selling commissions and dealer manager fees	SC Distributors, LLC	4,836	22,713	24,546	—	—
Distribution and servicing fees	SC Distributors, LLC	368	9,617	6,213	10,218	13,376
Acquisition fees	Carter Validus Advisors II, LLC and its affiliates	4,226	11,936	11,515	32	5
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	13,114	9,963	4,925	1,182	1,017
Property management fees	Carter Validus Real Estate Management Services II, LLC	4,391	3,249	1,473	420	463
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,804	1,543	1,257	421	182
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	497	907	—	25	—
Construction management fees	Carter Validus Real Estate Management Services II, LLC	243	719	754	40	39
Total		$31,633	$65,351	$55,111	$12,427	$15,249
Review, Approval or Ratification of Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, (A) our charter contains a number of restrictions relating to (1) transactions we enter into with our sponsor, our directors and our advisor and its affiliates, and (2) certain future offerings, and (B) the advisory agreement contains procedures and restrictions relating to the allocation of investment opportunities among entities affiliated with our advisor. These restrictions include, among others, the following:

•
We will not purchase or lease properties from our sponsor, our advisor, any of our directors, or any of their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value, as determined by an independent appraiser. We will not sell or lease properties to our sponsor, our advisor, any of our directors, or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•
We will not make any loans to our sponsor, our advisor, any of our directors, or any of their respective affiliates, except that we may make or invest in mortgage loans involving our sponsor, our advisor, our directors or their respective affiliates, if such mortgage loan is insured or guaranteed by a government or government agency or provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, at the end of each fiscal quarter for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse our advisor at the end of any fiscal quarter for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the four consecutive fiscal quarters then ended exceeded the greater of (i) 2.0% of our average invested assets for such period or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period, unless our independent directors determine such excess expenses are justified.

•
If an investment opportunity becomes available that is deemed suitable, after our advisor’s and our board of directors’ consideration of pertinent factors, for both us and one or more other entities affiliated with our advisor, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. In determining whether or not an investment opportunity is suitable for more than one such entity, our advisor and our board of directors shall examine, among others, the following factors:

▪	the anticipated cash flow and the cash requirements of each such entity;

▪	the effect of the acquisition on diversification of each program’s investments by type of property, geographic area and tenant concentration;

▪	the policy of each program relating to leverage of properties;

▪	the income tax effects of the purchase to each program;

▪	the size of the investment; and

▪	the amount of funds available to each program and the length of time such funds have been available for investment.
If a subsequent development, such as a delay in the closing of the acquisition or construction of a property, causes any such investment, in the opinion of our advisor, to be more appropriate for a program other than the program that committed to make the investment, our advisor may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board of directors, including our independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is reasonable and applied fairly to us.
We adopted an asset allocation policy to allocate property acquisitions among Carter Validus Mission Critical REIT, Inc. and any other program sponsored by Carter Validus REIT Management Company II, LLC and its affiliates. All transactions will be allocated among us, Carter Validus Mission Critical REIT, Inc. and any other programs sponsored by Carter Validus REIT Management Company II, LLC by our investment committee in a manner consistent with our general investment allocation policy.

•
We will not accept goods or services from our sponsor, our advisor, our directors, or any of their or its affiliates or enter into any other transaction with our sponsor, our advisor, our directors, or any of their affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Director Independence
As required by our Charter, a majority of the members of our board of directors must qualify as “independent directors” as affirmatively determined by the board of directors. Our board of directors consults with our legal counsel and counsel to the independent directors, as applicable, to ensure that our board of directors’ determinations are consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent director.”
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Kuchin, Greene, Rayevich and Pratt, who comprise a majority of our board, qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, or the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2017 Annual Meeting of Stockholders, which was filed with the SEC on April 27, 2018. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
During the years ended December 31, 2018 and 2017, KPMG LLP, or KPMG, served as our independent registered public accounting firm and provided us with certain audit and non-audit services. KPMG has served as our independent registered public accounting firm since 2013.The audit committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of KPMG. The aggregate fees billed to us for professional accounting services by KPMG for the years ended December 31, 2018 and December 31, 2017 are respectively set forth in the table below.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	$514,000	$595,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	10,890	10,890
Total	$524,890	$605,890
For purpose of the preceding table, the professional fees are classified as follows:

•
Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes Oxley Act of 2002.

•
Tax fees — These are fees for all professional services performed by professional staff, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.
Pre-Approval Policies
The audit committee’s charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.
All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, including a subscription to an accounting research website, require specific pre-approval by the audit committee prior to the engagement of KPMG. All amounts specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by KPMG for the years ended December 31, 2018 and December 31, 2017 were pre-approved in accordance with the policies and procedures described above.

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
No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is disclosed in the Consolidated Financial Statements and notes thereto.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. (and subsidiaries) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Tampa, Florida
March 22, 2019

PART 1. FINANCIAL INFORMATION
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate:
Land	$246,790	$223,277
Buildings and improvements, less accumulated depreciation of $84,594 and $45,789, respectively	1,426,942	1,250,794
Construction in progress	—	31,334
Total real estate, net	1,673,732	1,505,405
Cash and cash equivalents	68,360	74,803
Acquired intangible assets, less accumulated amortization of $42,081 and $22,162, respectively	154,204	150,554
Other assets, net	67,533	47,182
Total assets	$1,963,829	$1,777,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,441 and $4,393, respectively	$464,345	$463,742
Credit facility, net of deferred financing costs of $2,489 and $601, respectively	352,511	219,399
Accounts payable due to affiliates	12,427	15,249
Accounts payable and other liabilities	29,555	27,709
Intangible lease liabilities, less accumulated amortization of $7,592 and $2,760, respectively	57,606	61,294
Total liabilities	916,444	787,393
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 143,412,353 and 126,559,834 shares issued, respectively; 136,466,242 and 124,327,777 shares outstanding, respectively	1,364	1,243
Additional paid-in capital	1,192,340	1,084,905
Accumulated distributions in excess of earnings	(152,421)	(99,309)
Accumulated other comprehensive income	6,100	3,710
Total stockholders’ equity	1,047,383	990,549
Noncontrolling interests	2	2
Total equity	1,047,385	990,551
Total liabilities and stockholders’ equity	$1,963,829	$1,777,944
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Rental and parking revenue	$152,975	$106,168	$49,821
Tenant reimbursement revenue	24,357	18,927	6,610
Total revenue	177,332	125,095	56,431
Expenses:
Rental and parking expenses	37,327	26,096	8,164
General and administrative expenses	5,396	4,069	3,105
Acquisition related expenses	—	—	5,339
Asset management fees	13,114	9,963	4,925
Depreciation and amortization	58,258	41,133	19,211
Total expenses	114,095	81,261	40,744
Income from operations	63,237	43,834	15,687
Interest and other expense, net	34,364	22,555	4,390
Net income attributable to common stockholders	$28,873	$21,279	$11,297
Other comprehensive income:
Unrealized income on interest rate swaps, net	$2,390	$2,870	$840
Comprehensive income attributable to common stockholders	$31,263	$24,149	$12,137
Weighted average number of common shares outstanding:
Basic	131,040,645	101,714,148	66,991,294
Diluted	131,064,388	101,731,944	67,007,124
Net income per common share attributable to common stockholders:
Basic	$0.22	$0.21	$0.17
Diluted	$0.22	$0.21	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	48,457,191	$485	$425,910	$(26,061)	$—	$400,334	$2	$400,336
Issuance of common stock	32,201,892	321	314,515	—	—	314,836	—	314,836
Issuance of common stock under the distribution reinvestment plan	2,413,899	24	22,865	—	—	22,889	—	22,889
Vesting of restricted common stock	4,500	—	58	—	—	58	—	58
Commissions on sale of common stock and related dealer manager fees	—	—	(24,546)	—	—	(24,546)	—	(24,546)
Distribution and servicing fees	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Other offering costs	—	—	(5,619)	—	—	(5,619)	—	(5,619)
Repurchase of common stock	(333,194)	(3)	(3,111)	—	—	(3,114)	—	(3,114)
Distributions declared to common stockholders	—	—	—	(42,336)	—	(42,336)	—	(42,336)
Other comprehensive income	—	—	—	—	840	840	—	840
Net income	—	—	—	11,297	—	11,297	—	11,297
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	39,920,746	399	385,692	—	—	386,091	—	386,091
Issuance of common stock under the distribution reinvestment plan	3,536,813	35	32,229	—	—	32,264	—	32,264
Vesting of restricted common stock	6,750	—	76	—	—	76	—	76
Commissions on sale of common stock and related dealer manager fees	—	—	(22,713)	—	—	(22,713)	—	(22,713)
Distribution and servicing fees	—	—	(9,617)	—	—	(9,617)	—	(9,617)
Other offering costs	—	—	(7,480)	—	—	(7,480)	—	(7,480)
Repurchase of common stock	(1,880,820)	(18)	(17,141)	—	—	(17,159)	—	(17,159)
Distributions declared to common stockholders	—	—	—	(63,488)	—	(63,488)	—	(63,488)
Other comprehensive income	—	—	—	—	2,870	2,870	—	2,870
Net income	—	—	—	21,279	—	21,279	—	21,279
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	12,376,366	124	118,481	—	—	118,605	—	118,605
Issuance of common stock under the distribution reinvestment plan	4,453,653	44	40,894	—	—	40,938	—	40,938
Vesting of restricted common stock	9,000	—	90	—	—	90	—	90
Commissions on sale of common stock and related dealer manager fees	—	—	(4,836)	—	—	(4,836)	—	(4,836)
Distribution and servicing fees	—	—	(368)	—	—	(368)	—	(368)
Other offering costs	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Repurchase of common stock	(4,700,554)	(47)	(43,183)	—	—	(43,230)	—	(43,230)
Distributions declared to common stockholders	—	—	—	(81,985)	—	(81,985)	—	(81,985)
Other comprehensive income	—	—	—	—	2,390	2,390	—	2,390
Net income	—	—	—	28,873	—	28,873	—	28,873
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$28,873	$21,279	$11,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,258	41,133	19,211
Amortization of deferred financing costs	2,810	2,612	1,061
Amortization of above-market leases	552	309	36
Amortization of intangible lease liabilities	(4,832)	(2,126)	(536)
Straight-line rent	(13,364)	(10,596)	(6,263)
Stock-based compensation	90	76	58
Ineffectiveness of interest rate swaps	98	(58)	(144)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	5,151	5,385	1,307
Accounts payable due to affiliates	413	645	531
Other assets	(3,838)	(6,832)	(1,583)
Net cash provided by operating activities	74,211	51,827	24,975
Cash flows from investing activities:
Investment in real estate	(217,332)	(604,372)	(535,447)
Capital expenditures	(15,583)	(32,511)	(8,253)
Real estate deposits, net	100	190	153
Net cash used in investing activities	(232,815)	(636,693)	(543,547)
Cash flows from financing activities:
Proceeds from issuance of common stock	118,605	386,091	314,836
Proceeds from notes payable	—	309,452	152,990
Payments on notes payable	(349)	(43)	—
Proceeds from credit facility	155,000	240,000	240,000
Payments on credit facility	(20,000)	(240,000)	(110,000)
Payments of deferred financing costs	(4,958)	(3,564)	(4,133)
Repurchases of common stock	(43,230)	(17,159)	(3,114)
Offering costs on issuance of common stock	(12,388)	(32,079)	(30,628)
Distributions to stockholders	(40,296)	(28,994)	(17,659)
Net cash provided by financing activities	152,384	613,704	542,292
Net change in cash, cash equivalents and restricted cash	(6,220)	28,838	23,720
Cash, cash equivalents and restricted cash - Beginning of year	85,747	56,909	33,189
Cash, cash equivalents and restricted cash - End of year	$79,527	$85,747	$56,909
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,179, $2,137 and $524, respectively	$32,503	$20,867	$3,341
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$40,938	$32,264	$22,889
Distribution and servicing fees accrued during the period	$—	$7,626	$5,750
Liabilities assumed at acquisition	$—	$6,551	$1,236
Accrued capital expenditures	$—	$2,643	$4,221
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or the Advisor, is the special limited partner of the Operating Partnership.
The Company commenced the initial public offering of $2,350,000,000 in shares of common stock, or the Initial Offering, consisting of up to $2,250,000,000 in shares in its primary offering and up to $100,000,000 in shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan, or the DRIP, on May 29, 2014 pursuant to a Registration Statement on Form S-11 filed with the SEC. The Company ceased offering shares of common stock pursuant to the Initial Offering on November 24, 2017. At the completion of the Initial Offering, the Company had accepted investors' subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to the DRIP, resulting in gross proceeds of $1,223,803,000.
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
On November 27, 2017, the Company commenced its follow-on offering of up to $1,000,000,000 in shares of common stock, or the Offering, and collectively with the Initial Offering and the DRIP Offering, or the Offerings. On March 14, 2018, the Company ceased offering shares of Class T common stock in the Offering and began offering shares of Class T2 common stock on March 15, 2018. The Company continues to offer shares of Class T common stock in the DRIP Offering. The Company ceased offering shares of common stock pursuant to the Offering on November 27, 2018. At the completion of the Offering, the Company had accepted investors' subscriptions for and issued approximately 13,491,000 shares of Class A, Class I, Class T and Class T2 common stock resulting in gross proceeds of $129,308,000. The Company deregistered the remaining $870,692,000 of shares of Class A, Class I, Class T and Class T2 common stock.
Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, an affiliate of the Advisor, serves as the Company’s property manager. The Advisor and the Property Manager have received, and will continue to receive, fees for services related to the Company's acquisition and operational stages. The Advisor will also be eligible to receive fees during the Company's liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of the Initial Offering and the Offering. The Dealer Manager has received fees for services related to both, the Initial Offering and the Offering. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in the Company's Initial Offering and Offering.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate-related notes receivable. As of December 31, 2018, the Company owned 62 real estate investments, consisting of 85 properties.
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
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	For the Year Ended December 31,
Beginning of year:	2018	2017	2016
Cash and cash equivalents	74,803	50,446	31,262
Restricted cash	10,944	6,463	1,927
Cash, cash equivalents and restricted cash	$85,747	$56,909	$33,189

End of year:
Cash and cash equivalents	68,360	74,803	50,446
Restricted cash	11,167	10,944	6,463
Cash, cash equivalents and restricted cash	$79,527	$85,747	$56,909
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to a revolving line of credit are recorded in other assets, net, on the accompanying consolidated balance sheets.

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
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.
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
Acquisition Fees and Expenses
Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in real estate, net in the accompanying consolidated balance sheets.

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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Effective January 1, 2018, the Company recognizes non-rental related revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. Non-rental revenue, subject to ASC 606, is immaterial to the Company's financial statements. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement revenue, which are outside the scope of ASC 606.
The majority of the Company's revenue is derived from rental revenue which is accounted for in accordance with ASC 840, Leases. In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized when the services are provided and the performance obligations are satisfied.
Tenant receivables and unbilled straight-line rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for straight-line rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2018, the Company did not have an allowance for uncollectible tenant receivables.
Tenant leases may be net leases in which the total operating expenses are recoverable, modified gross leases in which some of the operating expenses are recoverable or gross leases in which no expenses are recoverable (gross leases represent only a small portion of the Company's total leases). The contractual amounts due under gross lease arrangements are not allocated between the rental and expense reimbursement components. The aggregate revenue earned under gross leases is presented in rental and parking revenue on the consolidated statements of comprehensive income.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the years ended December 31, 2018, 2017 and 2016, diluted earnings per share reflected the effect of approximately 24,000, 18,000 and 16,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2018 and 2017, the Company operated through two reportable business segments— real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 11—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive income during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the income or loss on the derivative instrument is reported as a component of other comprehensive income in the consolidated statements of comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income during the current period.
In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Concentration of Credit Risk and Significant Leases
As of December 31, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of December 31, 2018, the Company owned real estate investments in 42 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 16.8% and 10.0%, respectively, of revenue for the year ended December 31, 2018.
As of December 31, 2018, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the year ended December 31, 2018.
Stockholders’ Equity
The Company’s charter authorized the issuance of up to 600,000,000 shares of stock, consisting of 175,000,000 shares of Class A common stock, 75,000,000 shares of Class I common stock, 175,000,000 shares of Class T common stock and 75,000,000 shares of Class T2 common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. Other than the different fees with respect to each class and the payment of a distribution and servicing fee out of amounts otherwise distributable to Class T stockholders and Class T2 stockholders, Class A shares, Class I and Class T and Class T2 shares have identical rights and privileges, such as identical voting rights. The Company terminated the Offering on November 27, 2018. The net proceeds from the sale of the four classes of shares in the Offering were commingled for investment purposes and all earnings from all of the investments proportionally accrue to each share regardless of the class.
As of December 31, 2018, the Company had 143,412,353 shares of Class A, Class I, Class T and Class T2 common stock issued and 136,466,242 shares of Class A, Class I, Class T and Class T2 common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2017, the Company had 126,559,834 shares of Class A, Class I and Class T common stock issued and 124,327,777 shares of Class A, Class I and Class T common stock outstanding, and no shares of preferred stock issued and outstanding. The charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of repurchase of each class of stock so issued.
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

During the year ended December 31, 2018, the board of directors of the Company approved and adopted the Fourth Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, which was effective on August 29, 2018. The Amended & Restated SRP provides, among other things, that the Company will repurchase shares on a quarterly, instead of monthly basis. Subsequently, the board of directors of the Company approved and adopted the Fifth Amended and Restated Share Repurchase Program clarifying the definition "Repurchase Date". See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Amended & Restated SRP.
During the year ended December 31, 2018, the Company repurchased, in accordance with the Amended & Restated SRP, 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares), or 3.80% of shares outstanding as of December 31, 2017, for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share). During the year ended December 31, 2017, the Company repurchased 1,880,820 Class A shares, Class I shares and Class T shares of common stock (1,793,424 Class A shares, 5,457 Class I shares and 81,939 Class T shares) of common stock, or 2.27% of shares outstanding as of December 31, 2016, for an aggregate purchase price of approximately $17,159,000 (an average of $9.12 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.63 and $0.62 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had distributions payable of approximately $7,317,000. Of these distributions payable, approximately $3,715,000 was paid in cash and approximately $3,602,000 was reinvested in shares of common stock pursuant to the DRIP on January 2, 2019.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code. See Note 21—"Subsequent Events" for further discussion.
Income Taxes
The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it would be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.
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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2018, 2017 and 2016. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination will be 2015.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. On February 25, 2016, the FASB released ASU 2016-02, Leases (Topic 842). Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company will be required to separate lease contracts into lease and non-lease components, whereby the non-lease components would be subject to ASU 2014-09. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with ASC 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company determined that the revenue recognition from parking revenue will be generally consistent with prior recognition methods, and therefore did not have material changes to the consolidated financial statements as a result of adoption. For the year ended December 31, 2018, parking revenue was 1.43% of consolidated revenue. The Company evaluated the revenue recognition for its contracts within this scope under the previous accounting standards and under ASU 2014-09 and concluded that there were no changes to the consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets, ASC 610-20, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of non-financial assets. Partial sales of non-financial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2017-05 effective January 1, 2018. The Company has not disposed of any real estate properties, therefore, the adoption of ASU 2017-05 has no impact on the Company's consolidated financial statements.
On February 25, 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the consolidated balance sheet and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in ASC 606, and ASC 610-20. Under ASU 2016-02, a lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on three ground leases, which will result in the recognition of a right-of-use asset and lease liability upon the adoption of ASU 2016-02.
On July 30, 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. As a result of electing this practical expedient, the Company will no longer present rental revenue and tenant reimbursement revenue separately in the consolidated statement of comprehensive income beginning on January 1, 2019. In addition, the Company is planning to elect the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company is not planning to elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
On December 10, 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. The amendment also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and therefore variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company will adopt ASU 2018-20 beginning with its Quarterly Report on Form 10-Q for the three months ending March 31, 2019.
Based on current estimates the Company anticipates recognizing operating lease liabilities for its ground leases, with a corresponding right-of-use asset, of less than 1.0% of total liabilities and total assets. In addition to the recording a right-of-use asset and lease liability upon adoption, the Company will reclassify the below-market ground lease intangibles from the acquired intangible assets, net, to the beginning right-of-use assets.
Future ground leases entered into or acquired subsequent to the adoption date may be classified as operating or financing leases, based on specific classification criteria. Finance leases would result in a slightly accelerated impact to earnings, using the effective interest method, and different classification of the expense. The Company expects to adopt the new standard on January 1, 2019, using a modified retrospective approach. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
With the adoption of ASU 2016-02, lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain indirect leasing costs, such as legal costs related to lease negotiations, being expensed as general and administrative expenses in the consolidated statements of comprehensive income (loss) rather than capitalized. Previous capitalization of indirect leasing costs was less than 1.0% of total assets as of December 31, 2018.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts may be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable and straight-line rent receivable. As of December 31, 2018, there were no allowances for doubtful accounts recorded in the Company's condensed consolidated financial statements.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Upon adoption of ASU 2017-12 on January 1, 2019, the cumulative ineffectiveness previously recognized on existing cash flow hedges is immaterial to the Company's consolidated financial statements and will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income.
On August 28, 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 3—Real Estate Investments
During the year ended December 31, 2018, the Company purchased nine real estate investments, consisting of 15 properties, all of which were determined to be asset acquisitions. Upon the acquisition of the real estate properties determined to be asset acquisitions, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land, buildings and improvements, tenant improvements, and acquired intangible assets and liabilities, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the properties acquired during the year ended December 31, 2018:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Rancho Cordova Data Center Portfolio (1)	03/14/2018	100%	$52,087
Carrollton Healthcare Facility	04/27/2018	100%	8,699
Oceans Katy Behavioral Health Hospital	06/08/2018	100%	15,715
San Jose Data Center	06/13/2018	100%	50,408
Indianola Healthcare Facilities Portfolio (2)	09/26/2018	100%	14,471
Canton Data Center	10/03/2018	100%	9,686
Benton Hot Springs Healthcare Facilities Portfolio (3)	10/17/2018	100%	31,245
Clive Healthcare Facility	11/26/2018	100%	24,541
Valdosta Healthcare Facilities Portfolio (4)	11/28/2018	100%	10,480
Total			$217,332

(1)	The Rancho Cordova Data Center Portfolio consists of two properties.

(2)	The Indianola Healthcare Facilities Portfolio consists of two properties.

(3)	The Benton Hot Springs Healthcare Facilities Portfolio consists of four properties.

(4)	The Valdosta Healthcare Facilities Portfolio consists of two properties.
The following table summarizes the Company's allocation of the real estate acquisitions during the year ended December 31, 2018, (amounts in thousands):

Total
Land	$23,510
Buildings and improvements	165,984
In-place leases	21,908
Tenant improvements	5,834
Ground leasehold assets	754
Above market leases	907
Total assets acquired	218,897
Below market leases	(1,565)
Total liabilities acquired	(1,565)
Net assets acquired	$217,332
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $6,011,000 related to properties acquired during the year ended December 31, 2018, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the year ended December 31, 2018, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the Company's acquisitions during such period.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands, except weighted average life amounts):

	December 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $41,143 and $21,776, respectively (with a weighted average remaining life of 10.1 years and 11.0 years, respectively)	$151,135	$148,594
Above-market leases, net of accumulated amortization of $899 and $358, respectively (with a weighted average remaining life of 5.1 years and 2.8 years, respectively)	1,710	1,344
Ground lease assets, net of accumulated amortization of $39 and $28, respectively (with a weighted average remaining life of 83.5 years and 65.8 years, respectively)	1,359	616
	$154,204	$150,554
The aggregate weighted average remaining life of the acquired intangible assets was 10.6 years and 11.2 years as of December 31, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2018, 2017 and 2016 was $19,919,000, $14,167,000 and $5,987,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization of the in-place leases is included in depreciation and amortization, and amortization of the ground lease interests is included in rental and parking expenses in the accompanying consolidated statements of comprehensive income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2018, and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$20,472
2020	18,267
2021	17,470
2022	15,064
2023	13,669
Thereafter	69,262
$154,204

Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands, except weighted average life amounts):

	December 31, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $7,592 and $2,760, respectively (with a weighted average remaining life of 17.6 years and 18.7 years, respectively)	$57,606	$61,294
	$57,606	$61,294
Amortization of below-market leases for the years ended December 31, 2018, 2017 and 2016 was $4,832,000, $2,126,000 and $536,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the below-market leases as of December 31, 2018, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$4,927
2020	4,871
2021	4,843
2022	3,752
2023	3,091
Thereafter	36,122
$57,606
Note 6—Other Assets, Net
Other assets, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $4,686 and $3,426, respectively	$3,053	$1,850
Real estate escrow deposits	—	100
Restricted cash	11,167	10,944
Tenant receivables	6,080	4,916
Straight-line rent receivable	32,685	19,321
Prepaid and other assets	8,344	6,117
Derivative assets	6,204	3,934
	$67,533	$47,182
Amortization of deferred financing costs related to the revolver portion of the secured credit facility for the years ended December 31, 2018, 2017 and 2016 was $1,260,000, $1,637,000 and $987,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income.

Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$9,188	$13,220
Accrued interest expense	3,219	2,410
Accrued property taxes	2,309	1,532
Distributions payable to stockholders	7,317	6,566
Tenant deposits	875	682
Deferred rental income	6,647	3,277
Derivative liabilities	—	22
	$29,555	$27,709
Note 8—Notes Payable
The Company had $467,786,000 principal outstanding in notes payable collateralized by real estate properties as of December 31, 2018. As of December 31, 2018, the notes payable weighted average interest rate was 4.4%.
The following table summarizes the notes payable balances as of December 31, 2018 and 2017 (amounts in thousands):

			Interest Rates
	December 31, 2018	December 31, 2017	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$220,351	$220,436	4.0%	-	4.8%	4.3%	12/11/2021	-	07/01/2027
Variable rate notes payable fixed through interest rate swaps	247,435	247,699	3.7%	-	5.1%	4.6%	10/28/2021	-	11/16/2022
Total notes payable, principal amount outstanding	$467,786	$468,135
Unamortized deferred financing costs related to notes payable	(3,441)	(4,393)
Total notes payable, net of deferred financing costs	$464,345	$463,742
The Company did not enter into any notes payable during the year ended December 31, 2018.
The principal payments due on the notes payable as of December 31, 2018, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Total Amount
2019	$1,937
2020	4,530
2021	155,207
2022	164,971
2023	2,712
Thereafter	138,429
$467,786

Note 9—Credit Facility
The Company's outstanding secured credit facility as of December 31, 2018 and 2017 consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017

Variable rate revolving line of credit	$105,000	$120,000
Variable rate term loan fixed through interest rate swaps	100,000	100,000
Variable rate term loan	150,000	—
Total secured credit facility, principal amount outstanding	355,000	220,000
Unamortized deferred financing costs related to the term loan secured credit facility	(2,489)	(601)
Total secured credit facility, net of deferred financing costs	$352,511	$219,399
Significant activities regarding the secured credit facility during the year ended December 31, 2018 include:

•
On April 27, 2018, the Operating Partnership and certain of the Company’s subsidiaries entered into the Third Amended and Restated Credit Agreement (the "A&R Credit Agreement") to add seven new lenders and to increase the maximum commitments available under the secured credit facility from $425,000,000 to an aggregate of up to $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Operating Partnership's right for one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023. In connection with the A&R Credit Agreement, the Company converted $150,000,000 of the outstanding balance on its revolving line of credit into $150,000,000 outstanding on its term loan. The annual interest rate payable under the secured credit facility was decreased to, at the Operating Partnership's option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership.

•	During the year ended December 31, 2018, the Company drew $155,000,000 to fund the acquisition of five real estate investments and repaid $20,000,000 on its secured credit facility.

•
On January 29, 2019, the Company amended the secured credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.

The principal payments due on the secured credit facility as of December 31, 2018, for each of the next five years ending December 31, are as follows (amounts in thousands):

Year	Amount
2019	$—
2020	—
2021	—
2022	105,000
2023	250,000
$355,000
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
In addition to interest, the Operating Partnership is required to pay a fee on the unused portion of the lenders’ commitments under the secured credit facility at a per annum rate equal to 0.25% if the average daily amount outstanding under the secured credit facility is less than 50% of the lenders’ commitments or 0.15% if the average daily amount outstanding under the secured credit facility is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears. As of December 31, 2018, the interest rate on the variable rate portion of the secured credit facility was 4.5% and the interest rate on the variable rate fixed through interest rate swap portion of the secured credit facility was 3.8%.

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
The secured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Operating Partnership and its subsidiaries that own properties that serve as collateral for the secured credit facility, limitations on the nature of the Operating Partnership’s business, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The secured credit facility agreement imposes the following financial covenants, which are specifically defined in the secured credit facility agreement, on the Operating Partnership: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum weighted average remaining lease term of properties in the collateral pool; and (f) minimum number of properties in the collateral pool. The Company was in compliance with all financial covenant requirements at December 31, 2018.
Note 10—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
Organization and Offering Expenses
The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees, distribution and servicing fees and other organization and offering expenses to exceed 15.0% of the gross proceeds of the Company's Initial Offering or Offering, respectively. Other offering costs, which are offering expenses other than selling commissions, dealer manager fees and distribution and servicing fees, associated with the Company's Initial Offering and Offering, which terminated on November 24, 2017 and November 27, 2018, respectively, were approximately 2.0% and 2.5% of the gross proceeds, respectively.
As of December 31, 2018, the Company reimbursed the Advisor and its affiliates approximately $19,192,000 in other offering costs. As of December 31, 2018, since inception, the Company paid approximately $542,000 to an affiliate of the Dealer Manager in other offering costs. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
Selling Commissions, Dealer Manager Fees and Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid the Dealer Manager selling commissions and dealer manager fees in connection with the purchase of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in the Company's Initial Offering and Offering. See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information on distribution and servicing fees.
All selling commissions were expected to be re-allowed to participating broker-dealers. The dealer manager fee could be partially re-allowed to participating broker-dealers. No selling commissions, dealer manager fees and distribution and servicing fees are paid in connection with purchases of shares of any class made pursuant to the DRIP.
Class A Shares
Through the termination of the Offering, the Company paid the Dealer Manager selling commissions of up to 7.0% of the gross offering proceeds per Class A share. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A shares.
Class I Shares
The Company did not pay selling commissions with respect to Class I shares. Through the termination of the Offering, the Dealer Manager may have received up to 2.0% of the gross offering proceeds from the sale of Class I shares as a dealer manager fee, of which 1.0% was funded by the Advisor without reimbursement from the Company. The 1.0% of the dealer manager fee paid from offering proceeds was waived in the event an investor purchased Class I shares through a registered investment advisor that was not affiliated with a broker dealer.

Class T Shares
The Company paid the Dealer Manager selling commissions of up to 3.0% of the gross offering proceeds per Class T share. In addition, the Company paid the Dealer Manager a dealer manager fee up to 3.0% of gross offering proceeds from the sale of Class T shares. The Company ceased offering Class T shares in the Offering on March 14, 2018. Beginning on March 15, 2018, the Company offered Class T2 shares in the Offering, as described below.
Class T2 Shares
Through the termination of the Offering, the Company paid the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds per Class T2 share. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 2.5% of gross offering proceeds from the sale of Class T2 shares.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through December 31, 2018, the Company reimbursed the Advisor approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized in real estate, net, in the accompanying consolidated balance sheets.
Asset Management Fees
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears.
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager and its affiliates aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property Management fees are recorded in rental and parking expenses in the accompanying consolidated statements of comprehensive income.
Operating Expenses
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company’s behalf are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
On May 15, 2017, the Advisor employed Gael Ragone, who is the daughter of John E. Carter, the chairman of the Company's board of directors, as Vice President of Product Management of Carter Validus Advisors II, LLC. Effective June 18, 2018, Ms. Ragone is no longer employed by the Advisor. The Company directly reimbursed the Advisor any amounts of Ms. Ragone's salary that were allocated to the Company. For the years ended December 31, 2018 and 2017, the Advisor allocated approximately $69,000 and $98,000, respectively, which is included in other offering costs in the accompanying consolidated balance sheets.

Leasing Commission Fees
The Company also pays the Property Manager a separate fee for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the term of the related lease.
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in real estate, net, in the accompanying consolidated balance sheets.
Disposition Fees
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2018, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of December 31, 2018, the Company had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Subordinated Incentive Listing Fee
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of December 31, 2018, the Company had not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2018, the Company had not incurred any subordinated termination fees to the Advisor or its affiliates.

The following table details amounts incurred and payable to affiliates in connection with the Company's operations-related services and services related to the Offerings as described above for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 (amounts in thousands):

		For the Year Ended December 31,			As of December 31,
Fee	Entity	2018	2017	2016	2018	2017
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$2,154	$4,704	$4,428	$89	$167
Selling commissions and dealer manager fees	SC Distributors, LLC	4,836	22,713	24,546	—	—
Distribution and servicing fees	SC Distributors, LLC	368	9,617	6,213	10,218	13,376
Acquisition fees	Carter Validus Advisors II, LLC and its affiliates	4,226	11,936	11,515	32	5
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	13,114	9,963	4,925	1,182	1,017
Property management fees	Carter Validus Real Estate Management Services II, LLC	4,391	3,249	1,473	420	463
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,804	1,543	1,257	421	182
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	497	907	—	25	—
Construction management fees	Carter Validus Real Estate Management Services II, LLC	243	719	754	40	39
Total		$31,633	$65,351	$55,111	$12,427	$15,249
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
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental and parking expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's secured credit facility and other assets not attributable to individual properties.

Summary information for the reportable segments during the years ended December 31, 2018, 2017 and 2016, is as follows (amounts in thousands):

	Data Centers	Healthcare	For the Year Ended December 31, 2018
Revenue:
Rental, parking and tenant reimbursement revenue	$103,226	$74,106	$177,332
Expenses:
Rental and parking expenses	(27,289)	(10,038)	(37,327)
Segment net operating income	$75,937	$64,068	140,005

Expenses:
General and administrative expenses			(5,396)
Asset management fees			(13,114)
Depreciation and amortization			(58,258)
Income from operations			63,237
Interest and other expense, net			(34,364)
Net income attributable to common stockholders			$28,873

	Data Centers	Healthcare	For the Year Ended December 31, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$62,377	$62,718	$125,095
Expenses:
Rental and parking expenses	(17,571)	(8,525)	(26,096)
Segment net operating income	$44,806	$54,193	98,999

Expenses:
General and administrative expenses			(4,069)
Asset management fees			(9,963)
Depreciation and amortization			(41,133)
Income from operations			43,834
Interest and other expense, net			(22,555)
Net income attributable to common stockholders			$21,279

	Data Centers	Healthcare	For the Year Ended December 31, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$12,929	$43,502	$56,431
Expenses:
Rental and parking expenses	(2,509)	(5,655)	(8,164)
Segment net operating income	$10,420	$37,847	48,267

Expenses:
General and administrative expenses			(3,105)
Acquisition related expenses			(5,339)
Asset management fees			(4,925)
Depreciation and amortization			(19,211)
Income from operations			15,687
Interest and other expense, net			(4,390)
Net income attributable to common stockholders			$11,297
There were no intersegment sales or transfers during the years ended December 31, 2018, 2017 and 2016.
Assets by each reportable segment as of December 31, 2018 and December 31, 2017 are as follows (amounts in thousands):

	December 31, 2018	December 31, 2017
Assets by segment:
Data centers	$1,001,357	$909,477
Healthcare	900,114	813,742
All other	62,358	54,725
Total assets	$1,963,829	$1,777,944
Capital additions and acquisitions by reportable segments for the years ended December 31, 2018, 2017 and 2016 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Capital additions and acquisitions by segment:
Data centers	$114,944	$472,438	$314,030
Healthcare	117,971	164,445	229,670
Total capital additions and acquisitions	$232,915	$636,883	$543,700

Note 12—Future Minimum Rent
Rental Income
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The future minimum rent to be received from the Company’s investment in real estate properties under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, as of December 31, 2018, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$145,109
2020	146,826
2021	149,142
2022	144,560
2023	141,915
Thereafter	1,005,017
$1,732,569
Rental Expense
The Company has three ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. The ground lease payments associated with one of the ground leases is paid directly by the tenant, therefore, the future minimum rent obligations are excluded from the table below.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2018, for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$123
2020	123
2021	123
2022	123
2023	123
Thereafter	2,246
$2,861
Note 13—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $214,282,000 and $211,011,000 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $220,351,000 and $220,436,000 as of December 31, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $241,739,000 and $243,812,000 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $247,435,000 and $247,699,000 as of December 31, 2018 and December 31, 2017, respectively.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $255,000,000 and $120,000,000, which approximated its fair value as of December 31, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $96,146,000 and $98,593,000 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $100,000,000 and $100,000,000 as of December 31, 2018 and December 31, 2017, respectively.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation is classified in Level 2 of the fair value hierarchy.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$6,204	$—	$6,204
Total assets at fair value	$—	$6,204	$—	$6,204

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,934	$—	$3,934
Total assets at fair value	$—	$3,934	$—	$3,934
Liabilities:
Derivative liabilities	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22
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
During the years ended December 31, 2018, 2017 and 2016, the Company's derivative instruments were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives are recognized directly in earnings. During the year ended December 31, 2018, the Company recognized a loss of $98,000 and during the years ended December 31, 2017 and 2016, the Company recognized a gain of $58,000 and $144,000 respectively, due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income related to the derivative will be reclassified to interest and other expense, net as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $2,738,000 will be reclassified from accumulated other comprehensive income as a decrease to interest and other expense, net.
See Note 13—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2018			December 31, 2017
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 11/16/2017	12/22/2020 to 11/16/2022	$347,435	$6,204	$—	$347,699	$3,934	$(22)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in the instruments at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income.
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in OCI on Derivative (Effective Portion)	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)
For the Year Ended December 31, 2018
Interest rate swaps	$3,208	Interest and other expense, net	$818
Total	$3,208		$818
For the Year Ended December 31, 2017
Interest rate swaps	$1,484	Interest and other expense, net	$(1,386)
Total	$1,484		$(1,386)
For the Year Ended December 31, 2016
Interest rate swaps	$744	Interest and other expense, net	$(96)
Total	$744		$(96)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2018, there were no derivatives in a net liability position. As of December 31, 2018, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2018 and 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2018	$6,204	$—	$6,204	$—	$—	$6,204
December 31, 2017	$3,934	$—	$3,934	$—	$—	$3,934

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2018	$—	$—	$—	$—	$—	$—
December 31, 2017	$22	$—	$22	$—	$—	$22
The Company reports derivatives in the accompanying consolidated balance sheets as other assets, net, and accounts payable and other liabilities.
Note 15—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2016	$840
Other comprehensive income before reclassification	1,484
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,386
Other comprehensive income	2,870
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	3,208
Amount of income reclassified from accumulated other comprehensive income to net income (effective portion)	(818)
Other comprehensive income	2,390
Balance as of December 31, 2018	$6,100
The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
	2018	2017	2016
Interest rate swap contracts	$(818)	$1,386	$96	Interest and other expense, net

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
On July 20, 2018, the Company granted an aggregate of 9,000 shares of restricted Class A common stock to its independent directors in connection with their re-election to the board of directors of the Company. Additionally, on July 24, 2018, the Company granted 3,000 restricted shares of Class A common stock in connection with the election of a new independent board member. The fair value of each share of restricted common stock was estimated at the date of grant at $9.18 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
As of December 31, 2018 and 2017, there was $192,000 and $173,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 1.76 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2018 and 2017, the fair value of the nonvested shares of restricted Class A common stock was $235,875 and $206,550, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2017 and the changes for the year ended December 31, 2018 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2017	22,500
Vested	(9,000)
Granted	12,000
Nonvested at December 31, 2018	25,500
Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $90,000, $76,000 and $58,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income.

Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
Character of Class A Distributions:	2018	2017	2016
Ordinary dividends	41.38%	36.49%	34.23%
Nontaxable distributions	58.62%	63.51%	65.77%
Total	100.00%	100.00%	100.00%

	For the Year Ended December 31,
Character of Class I Distributions:	2018	2017	2016
Ordinary dividends	41.38%	36.49%	—%
Nontaxable distributions	58.62%	63.51%	—%
Total	100.00%	100.00%	—%

	For the Year Ended December 31,
Character of Class T Distributions:	2018	2017	2016
Ordinary dividends	33.01%	25.93%	23.07%
Nontaxable distributions	66.99%	74.07%	76.93%
Total	100.00%	100.00%	100.00%

	For the Year Ended December 31,
Character of Class T2 Distributions:	2018	2017	2016
Ordinary dividends	33.01%	—%	—%
Nontaxable distributions	66.99%	—%	—%
Total	100.00%	—%	—%
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2018, 2017 and 2016. The earliest tax year subject to examination is 2015.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2018, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 18—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 19—Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor and its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Note 20—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$46,569	$45,518	$43,950	$41,295
Total expenses	(30,627)	(28,863)	(28,556)	(26,049)
Income from operations	15,942	16,655	15,394	15,246
Interest and other expense, net	(9,476)	(8,938)	(8,208)	(7,742)
Net income attributable to common stockholders	$6,466	$7,717	$7,186	$7,504
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.06	$0.06	$0.06
Diluted	$0.05	$0.06	$0.06	$0.06
Weighted average number of common shares outstanding:
Basic	135,271,638	132,467,127	129,926,130	126,384,346
Diluted	135,297,138	132,491,755	129,948,432	126,401,940

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$37,266	$36,205	$27,602	$24,022
Total expenses	(23,926)	(23,980)	(17,888)	(15,467)
Income from operations	13,340	12,225	9,714	8,555
Interest and other expense, net	(6,932)	(6,786)	(5,073)	(3,764)
Net income attributable to common stockholders	$6,408	$5,439	$4,641	$4,791
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.05	$0.05	$0.06
Diluted	$0.05	$0.05	$0.05	$0.06
Weighted average number of common shares outstanding:
Basic	119,651,271	105,388,118	94,910,818	86,482,927
Diluted	119,666,234	105,405,297	94,925,665	86,499,543

Note 21—Subsequent Events
Distributions Paid to Stockholders
Class A Shares
On January 2, 2019, the Company paid aggregate distributions of approximately $4,613,000 to Class A stockholders ($2,432,000 in cash and $2,181,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018.
On February 1, 2019, the Company paid aggregate distributions of approximately $4,594,000 to Class A stockholders ($2,439,000 in cash and $2,155,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019.
On March 1, 2019, the Company paid aggregate distributions of approximately $4,146,000 to Class A stockholders ($2,205,000 in cash and $1,941,000 in shares of the Company’s Class A common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Class I Shares
On January 2, 2019, the Company paid aggregate distributions of approximately $698,000 to Class I stockholders ($404,000 in cash and $294,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018.
On February 1, 2019, the Company paid aggregate distributions of approximately $696,000 to Class I stockholders ($404,000 in cash and $292,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019.
On March 1, 2019, the Company paid aggregate distributions of approximately $628,000 to Class I stockholders ($365,000 in cash and $263,000 in shares of the Company’s Class I common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Class T Shares
On January 2, 2019, the Company paid aggregate distributions of approximately $1,842,000 to Class T stockholders ($810,000 in cash and $1,032,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018.
On February 1, 2019, the Company paid aggregate distributions of approximately $1,840,000 to Class T stockholders ($813,000 in cash and $1,027,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019.
On March 1, 2019, the Company paid aggregate distributions of approximately $1,665,000 to Class T stockholders ($740,000 in cash and $925,000 in shares of the Company's Class T common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Class T2 Shares
On January 2, 2019, the Company paid aggregate distributions of approximately $164,000 to Class T2 stockholders ($69,000 in cash and $95,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018.
On February 1, 2019, the Company paid aggregate distributions of approximately $165,000 to Class T2 stockholders ($70,000 in cash and $95,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019.
On March 1, 2019, the Company paid aggregate distributions of approximately $149,000 to Class T2 stockholders ($63,000 in cash and $86,000 in shares of the Company's Class T2 common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Distributions Authorized
Class A Shares
On February 26, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on May 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.278 per Class A share. The distributions declared for each record date in March 2019, April 2019 and

May 2019 will be paid in April 2019, May 2019 and June 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class I Shares
On February 26, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on May 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.343 per Class I share. The distributions declared for each record date in March 2019, April 2019 and May 2019 will be paid in April 2019, May 2019 and June 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On February 26, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on May 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.79%, assuming a purchase price of $9.840 per Class T share. The distributions declared for each record date in March 2019, April 2019 and May 2019 will be paid in April 2019, May 2019 and June 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
On February 26, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on May 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.82%, assuming a purchase price of $9.788 per Class T2 share. The distributions declared for each record date in March 2019, April 2019 and May 2019 will be paid in April 2019, May 2019 and June 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (b)	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$448	1993		07/31/2014
Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	40	356	3,207	3,563	405	2001		10/29/2014
Winston-Salem, NC IMF	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	590	2004		12/17/2014
New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,991	1,870	4,049	21,861	25,910	2,332	1967/1973	(d)	12/23/2014
Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	3,774	2014		12/31/2014
Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	164	367	1,751	2,118	318	2014		12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—		—	2,805	—	—	2,805	2,805	308	2009		01/27/2015
Heartland Rehabilitation Hospital	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	2,093	2014		02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	37	524	6,459	6,983	617	2000	(e)	04/01/2015
Clarion IMF	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	644	2012		06/01/2015
Post Acute Webster Rehabilitation Hospital	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	1,870	2015		06/05/2015
Eagan Data Center	Eagan, MN	—	(a)	768	5,037	—	768	5,037	5,805	550	1998	(f)	06/29/2015
Houston Surgical Hospital and LTACH	Houston, TX	—	(a)	8,329	36,297	—	8,329	36,297	44,626	3,598	1950	(g)	06/30/2015
KMO IMF - Cincinnati I	Cincinnati, OH	—	(a)	1,812	24,382	—	1,812	24,382	26,194	2,473	1959	(h)	07/22/2015
KMO IMF - Cincinnati II	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	942	2014		07/22/2015
KMO IMF - Florence	Florence, KY	—	(a)	650	9,919	1	650	9,920	10,570	909	2014		07/22/2015
KMO IMF - Augusta	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	1,409	2010		07/22/2015
KMO IMF - Oakland	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	573	2003		07/22/2015
Reading Surgical Hospital	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	1,887	2007		07/24/2015
Post Acute Warm Springs Specialty Hospital of Luling	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	700	2002		07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	205	2,085	15,304	17,389	1,807	1985		08/28/2015
Nebraska Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	826	2014		10/14/2015
Heritage Park - Sherman I	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	1,943	2005	(i)	11/20/2015
Heritage Park - Sherman II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	263	2005		11/20/2015
Baylor Surgery Center at Fort Worth	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	745	1998	(j)	12/23/2015
HPI - Oklahoma City I	Oklahoma City, OK	22,500		4,626	30,509	—	4,626	30,509	35,135	2,520	1985	(k)	12/29/2015
HPI - Oklahoma City II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	735	1994	(l)	12/29/2015
Waco Data Center	Waco, TX	—	(a)	873	8,233	—	873	8,233	9,106	634	1956	(m)	12/30/2015
HPI - Edmond	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	278	2002		01/20/2016
HPI - Oklahoma City III	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	204	2007		01/27/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (b)	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
HPI - Oklahoma City IV	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	97	2006		01/27/2016
Alpharetta Data Center III	Alpharetta, GA	—		3,395	11,081	25	3,395	11,106	14,501	885	1999		02/02/2016
Flint Data Center	Flint, MI	—	(a)	111	7,001	—	111	7,001	7,112	545	1987		02/02/2016
HPI - Newcastle	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	102	1995	(n)	02/03/2016
HPI - Oklahoma City V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	1,055	2008		02/11/2016
Vibra Rehabilitation Hospital	Rancho Mirage, CA	—		2,724	7,626	29,842	2,726	37,466	40,192	351	2018		03/01/2016
HPI - Oklahoma City VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	312	2007		03/07/2016
Tennessee Data Center	Franklin, TN	—	(a)	6,624	10,971	135	6,624	11,106	17,730	836	2015		03/31/2016
HPI - Oklahoma City VII	Oklahoma City, OK	25,000		3,203	32,380	—	3,203	32,380	35,583	2,160	2016		06/22/2016
Post Acute Las Vegas Rehabilitation Hospital	Las Vegas, NV	—		2,614	639	22,089	2,895	22,447	25,342	617	2017		06/24/2016
Somerset Data Center	Somerset, NJ	—	(a)	906	10,466	—	906	10,466	11,372	769	1973	(o)	06/29/2016
Integris Lakeside Women's Hospital	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	1,012	1997	(p)	06/30/2016
AT&T Hawthorne Data Center	Hawthorne, CA	39,749		16,498	57,312	—	16,498	57,312	73,810	3,340	1963	(q)	09/27/2016
McLean I	McLean, VA	23,460		31,554	4,930	330	31,554	5,260	36,814	311	1966	(r)	10/17/2016
McLean II	McLean, VA	27,540		20,392	22,727	105	20,392	22,832	43,224	1,294	1991	(s)	10/17/2016
Select Medical Rehabilitation Facility	Marlton, NJ	31,790		—	57,154	5	—	57,159	57,159	3,038	1995		11/01/2016
Andover Data Center II	Andover, MA	—	(a)	6,566	28,072	511	6,566	28,583	35,149	1,695	2000		11/08/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	30,450		2,533	39,487	43	2,533	39,530	42,063	2,628	2008		12/07/2016
Corpus Christi Surgery Center	Corpus Christi, TX	—		975	4,963	462	1,002	5,398	6,400	296	1992		12/22/2016
Chicago Data Center II	Downers Grove, IL	—	(a)	1,329	29,940	(545)	1,358	29,366	30,724	1,528	1987	(t)	12/28/2016
Blythewood Data Center	Blythewood, SC	—	(a)	612	17,714	27	634	17,719	18,353	909	1983		12/29/2016
Tempe Data Center	Tempe, AZ	—	(a)	2,997	11,991	92	2,997	12,083	15,080	613	1977	(u)	01/26/2017
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	—	973	9,632	10,605	466	2002		03/30/2017
Norwalk Data Center	Norwalk, CT	34,200		10,125	43,360	53	10,125	43,413	53,538	1,986	2013		03/30/2017
Texas Rehab - Austin	Austin, TX	20,881		1,368	32,039	—	1,368	32,039	33,407	1,545	2012		03/31/2017
Texas Rehab - Allen	Allen, TX	13,150		857	20,582	—	857	20,582	21,439	993	2007		03/31/2017
Texas Rehab - Beaumont	Beaumont, TX	5,869		946	8,372	—	946	8,372	9,318	406	1991		03/31/2017
Texas Rehab - San Antonio	San Antonio, TX	10,500		1,813	11,706	—	1,813	11,706	13,519	489	1985/1992		06/29/2017
Charlotte Data Center II	Charlotte, NC	—	(a)	372	17,131	2,917	372	20,048	20,420	717	1989	(v)	05/15/2017
250 Williams Atlanta Data Center	Atlanta, GA	116,200		19,159	129,778	1,792	19,159	131,570	150,729	7,293	1989	(w)	06/15/2017
Sunnyvale Data Center	Sunnyvale, CA	—	(a)	10,013	24,709	—	10,013	24,709	34,722	980	1992	(x)	06/28/2017
Cincinnati Data Center	Cincinnati, OH	—	(a)	1,556	8,966	—	1,556	8,966	10,522	386	1985	(y)	06/30/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	15	1,530	7,521	9,051	314	2005		08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	216	2007		09/20/2017
King of Prussia Data Center	King of Prussia, PA	12,239		1,015	17,413	—	1,015	17,413	18,428	581	1960	(z)	09/28/2017
Tempe Data Center II	Tempe, AZ	—	(a)	—	15,803	—	—	15,803	15,803	534	1998		09/29/2017
Houston Data Center	Houston, TX	48,607		10,082	101,051	—	10,082	101,051	111,133	2,884	2013		11/16/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	—	1,251	15,878	17,129	586	2002		12/21/2017

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2018
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (b)	Total	Accumulated Depreciation (c)	Year Constructed		Date Acquired
Elgin Data Center	Elgin, IL	5,651		1,067	7,861	(421)	1,067	7,440	8,507	210	2000		12/22/2017
Oklahoma City Data Center	Oklahoma City, OK	—	(a)	1,868	44,253	—	1,868	44,253	46,121	1,185	2008/2016		12/27/2017
Rancho Cordova Data Center I	Rancho Cordova, CA	—	(a)	1,760	32,109	—	1,760	32,109	33,869	647	1982	(aa)	03/14/2018
Rancho Cordova Data Center II	Rancho Cordova, CA	—	(a)	1,943	10,340	—	1,943	10,340	12,283	213	1984	(ab)	03/14/2018
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	—	1,995	5,870	7,865	115	2015		04/27/2018
Oceans Katy Behavioral Health Hospital	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	170	2015		06/08/2018
San Jose Data Center	San Jose, CA	—	(a)	12,205	34,309	—	12,205	34,309	46,514	477	1999	(ac)	06/13/2018
Indianola Healthcare I	Indianola, IA	—	(a)	330	5,698	—	330	5,698	6,028	45	2014		09/26/2018
Indianola Healthcare II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	50	2011		09/26/2018
Canton Data Center	Canton, OH	—	(a)	345	8,268	—	345	8,268	8,613	45	2008		10/03/2018
Benton Healthcare I (Benton)	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	108	1992/1999		10/17/2018
Benton Healthcare II (Bryant)	Bryant, AR	—	(a)	930	3,539	—	930	3,539	4,469	22	1995		10/17/2018
Benton Healthcare III (Benton)	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	10	1983		10/17/2018
Benton Healthcare IV (Hot Springs)	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	13	2009		10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	—	336	22,332	22,668	87	2008		11/26/2018
Valdosta Healthcare I	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	22	2004		11/28/2018
Valdosta Healthcare II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	11	1992		11/28/2018
		$467,786		$246,429	$1,451,993	$59,904	$246,790	$1,511,536	$1,758,326	$84,594

(a)
Property collateralized under the secured credit facility. As of December 31, 2018, 64 commercial properties were collateralized under the secured credit facility and the Company had $355,000,000 aggregate principal amount outstanding thereunder.

(b)	The aggregated cost for federal income tax purposes is approximately $1,641,512,000 (unaudited).

(c)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.

(d)	The New England Sinai Medical Center consists of two buildings and was renovated beginning in 1997.

(e)	The Indianapolis Data Center was renovated in 2014.

(f)	The Eagan Data Center was renovated in 2015.

(g)	Houston Surgical Hospital and LTACH was renovated in 2005 and 2008.

(h)	KMO IMF - Cincinnati I was renovated in 1970 and 2013.

(i)	Heritage Park - Sherman I was renovated in 2010.

(j)	Baylor Surgery Center at Fort Worth was renovated in 2007 and 2015.

(k)	HPI - Oklahoma City I was renovated in 1998 and 2003.

(l)	HPI - Oklahoma City II was renovated in 1999.

(m)	The Waco Data Center was renovated in 2009.

(n)	HPI - Newcastle was renovated in 1999.

(o)	The Somerset Data Center was renovated in 2006.

(p)	The Integris Lakeside Women's Hospital was renovated in 2008.

(q)	The AT&T Hawthorne Data Center was renovated in 1983 and 2001.

(r)	McLean I was renovated in 1998.

(s)	McLean II was renovated in 1998.

(t)	The Chicago Data Center II was renovated in 2016.

(u)	The Tempe Data Center was renovated in 1983, 2008 and 2011.

(v)	The Charlotte Data Center II was renovated in 2016.

(w)	The 250 Williams Atlanta Data Center was renovated in 2007.

(x)	The Sunnyvale Data Center was renovated in 1998.

(y)	The Cincinnati Data Center was renovated in 2001.

(z)	The King of Prussia Data Center was renovated in 1997.

(aa)	The Rancho Cordova Data Center I was renovated in 2008 and 2010.

(ab)	The Rancho Cordova Data Center II was renovated in 2012.

(ac)	The San Jose Data Center was renovated in 2005.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2018
(in thousands)

	2018	2017	2016
Real Estate
Balance at beginning of year	$1,551,194	$915,521	$415,776
Additions:
Acquisitions	195,328	601,546	487,276
Improvements	11,804	34,127	12,469
Balance at end of year	$1,758,326	$1,551,194	$915,521
Accumulated Depreciation
Balance at beginning of year	$(45,789)	$(18,521)	$(5,262)
Depreciation	(38,805)	(27,268)	(13,259)
Balance at end of year	$(84,594)	$(45,789)	$(18,521)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the signature page.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6
Certificate of Correction to the Articles Supplementary of Carter Validus Mission Critical REIT II, Inc. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 2, 2018, and incorporated herein by reference).

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

10.66
Joinder Agreement, dated June 1, 2016, by HCII HPI-3115 SW 89TH STREET, LLC, DCII-5225 EXCHANGE DRIVE, LLC and DCII-3255 NEIL ARMSTRONG BOULEVARD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 3, 2016 and incorporated herein by reference).

10.67
Joinder Agreement, dated September 23, 2016, by DCII-200 CAMPUS DRIVE, LLC and HCII-11200 NORTH PORTLAND AVENUE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 28, 2016 and incorporated herein by reference).

10.68
Third Amendment to Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated September 30, 2016 (included as Exhibit 1.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2016 and incorporated herein by reference).

10.69
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

10.76
Joinder Agreement, dated November 8, 2016, by DCII-400 MINUTEMAN ROAD, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on November 15, 2016 and incorporated herein by reference).

10.77
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

10.78
Fifth Amendment to the Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC and SC Distributors, LLC, dated February 9, 2017 (included as Exhibit 1.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 10, 2017 and incorporated herein by reference).

10.79
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

10.81
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

10.83
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

10.88
Purchase and Sale Agreement, dated April 19, 2017, between 250 Williams Street LLC and Carter Validus Properties II, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2017, and incorporated herein by reference).

10.89
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

10.98
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

10.100
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

10.102
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

10.104
Seventh Amendment to Amended and Restated Dealer Manager Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Advisors II, LLC, and SC Distributors, LLC, dated November 8, 2017 (included as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 9, 2017, and incorporated herein by reference).

10.105
Joinder Agreement, dated December 21, 2017, by HCII-1015 S. WASHINGTON AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 22, 2017, and incorporated herein by reference).

10.106
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

10.108
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

10.110
Joinder Agreement, dated March 14, 2018, by DCPII-SAC-3065 GOLD CAMP DRIVE, LLC and DCPII-SAC-11085 SUN CENTER DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 16, 2018, and incorporated herein by reference).

10.111
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

10.112
Joinder Agreement, dated April 5, 2018, by DCPII-4121 PERIMETER CENTER PLACE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 9, 2018, and incorporated herein by reference).

10.113
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

10.114
Third Amended and Restated Credit Facility Agreement, dated April 27, 2018 by and among Carter Validus Operating Partnership II, LP, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, and Capital One, National Association, Compass Bank and SunTrust Bank, as Co-Syndication Agents and KeyBanc Capital Markets, Inc., BBVA Compass Bancshares, Inc., Capital One, National Association and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and Fifth Third Bank and Hancock Bank, as Co-Documentation Agents (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.115
Third Amended and Restated Contribution Agreement, dated April 27, 2018 by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.116
Third Amended and Restated Unconditional Guaranty of Payment and Performance, dated April 27, 2018, from Carter Validus Mission Critical REIT II, Inc., et al for the benefit of KeyBank National Association (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.117
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to American Momentum Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.118
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.119
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.120
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Compass Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.121
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Eastern Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.122
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Fifth Third Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.123
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to First Tennessee Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.124
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.11 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.125
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Mega International Commercial Bank Co., LTD, the Payee, dated April 27, 2018 (included as Exhibit 10.12 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.126
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Providence Bank dba Premier Bank Texas, the Payee, dated April 27, 2018 (included as Exhibit 10.13 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.127
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.14 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.128
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.15 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.129
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.16 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.130
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.17 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.131
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to United Community Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.18 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.132
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Valley National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.19 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.133
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Whitney Bank dba Hancock Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.20 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.134
Amended and Restated Revolving Credit Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.21 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.135
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to American Momentum Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.22 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.136
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Cadence Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.23 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.137
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Capital One, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.24 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.138
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Compass Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.25 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.139
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Eastern Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.26 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.140
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Fifth Third Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.27 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.141
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to First Tennessee Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.28 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.142
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank, National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.29 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.143
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Mega International Commercial Bank Co., LTD, the Payee, dated April 27, 2018 (included as Exhibit 10.30 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.144
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Providence Bank dba Premier Bank Texas, the Payee, dated April 27, 2018 (included as Exhibit 10.31 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.145
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Renasant Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.32 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.146
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to SunTrust Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.33 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.147
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Synovus Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.34 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.148
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Texas Capital Bank, N.A., the Payee, dated April 27, 2018 (included as Exhibit 10.35 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.149
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to United Community Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.36 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.150
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Valley National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.37 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.151
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Whitney Bank dba Hancock Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.38 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.152
Amended and Restated Term Loan A Note from Carter Validus Operating Partnership II, LP, the Maker, to Woodforest National Bank, the Payee, dated April 27, 2018 (included as Exhibit 10.39 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.153
Amended and Restated Swing Loan Note from Carter Validus Operating Partnership II, LP, the Maker, to KeyBank National Association, the Payee, dated April 27, 2018 (included as Exhibit 10.40 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.154
Third Amended and Restated Indemnity Agreement Regarding Hazardous Materials, dated April 27, 2018 by and between Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.41 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.155
Third Amended and Restated Subordination of Advisory Fees, dated April 27, 2018, by and among Carter Validus Operating Partnership II, LP, the Borrower, Carter Validus Mission Critical REIT II, Inc. and KeyBank National Association, as Agent (included as Exhibit 10.42 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.156
Joinder Agreement, dated April 27, 2018, by HCII-1601 WEST HEBRON PARKWAY, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.43 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.157
Amendment to Collateral Assignment of Interests, dated April 27, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Amendment (included as Exhibit 10.44 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 3, 2018, and incorporated herein by reference).

10.158
Joinder Agreement, dated June 20, 2018, by DCPII-400 HOLGER WAY, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.159
Joinder Agreement, dated June 20, 2018, by DCPII-455 PARK GROVE DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.160
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

10.162
Amendment to Collateral Assignment of Interests, dated June 20, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 25, 2018, and incorporated herein by reference).

10.163
Fourth Amendment to the Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated September 21, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 21, 2018, and incorporated herein by reference).

10.164
Joinder Agreement, dated October 23, 2018, by HCII-2006 4TH STREET, LLC, HCII-307 E. SCENIC VALLEY AVENUE, LLC and DCII-4726 HILLS AND DALES ROAD NW, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 26, 2018, and incorporated herein by reference).

10.165
Amendment to Collateral Assignment of Interests, dated October 23, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 26, 2018, and incorporated herein by reference).

10.166
Joinder Agreement, dated December 7, 2018, by HCII-3&5 MEDICAL PARK DRIVE, LLC, HCII-1200 NORTH MAIN STREET,LLC, HCII-124 SAWTOOTH OAK STREET, LLC, HCII-23157 I-30 FRONTAGE ROAD,LLC, HCII-2412 AND 2418 NORTH OAK STREET, LLC and HCII-12499 UNIVERSITY AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 12, 2018, and incorporated herein by reference).

10.167
Amendment to Collateral Assignment of Interests, dated December 7, 2018, by and between Carter Validus Operating Partnership II, LP, as Assignor, and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 12, 2018, and incorporated herein by reference).

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

99.2
Fourth Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 30, 2018, and incorporated herein by reference)

99.3
Fifth Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 26, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: March 22, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer, President
(Principal Executive Officer)

Date: March 22, 2019	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, President	March 22, 2019
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer and Treasurer	March 22, 2019
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. CARTER	Chairman of the Board of Directors	March 22, 2019
John E. Carter

/s/ ROBERT M. WINSLOW	Director	March 22, 2019
Robert M. Winslow

/s/ JONATHAN KUCHIN	Director	March 22, 2019
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 22, 2019
Randall Greene

/s/ RONALD RAYEVICH	Director	March 22, 2019
Ronald Rayevich

/s/ ROGER PRATT	Director	March 22, 2019
Roger Pratt