Form 10-Q
period 2019-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2019-05-15
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
As of May 10, 2019, there were approximately 81,932,000 shares of Class A common stock, 12,458,000 shares of Class I common stock, 38,195,000 shares of Class T common stock and 3,438,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Real estate:
Land	$246,790	$246,790
Buildings and improvements, less accumulated depreciation of $95,173 and $84,594, respectively	1,418,345	1,426,942
Total real estate, net	1,665,135	1,673,732
Cash and cash equivalents	73,727	68,360
Acquired intangible assets, less accumulated amortization of $46,578 and $42,081, respectively	145,050	154,204
Right-of-use assets - operating leases	9,996	—
Other assets, net	67,121	67,533
Total assets	$1,961,029	$1,963,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,208 and $3,441, respectively	$464,273	$464,345
Credit facility, net of deferred financing costs of $2,396 and $2,489, respectively	362,604	352,511
Accounts payable due to affiliates	11,356	12,427
Accounts payable and other liabilities	31,011	29,555
Intangible lease liabilities, less accumulated amortization of $8,824 and $7,592, respectively	56,374	57,606
Operating lease liabilities	8,750	—
Total liabilities	934,368	916,444
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 144,534,765 and 143,412,353 shares issued, respectively; 136,428,375 and 136,466,242 shares outstanding, respectively	1,364	1,364
Additional paid-in capital	1,192,062	1,192,340
Accumulated distributions in excess of earnings	(169,359)	(152,421)
Accumulated other comprehensive income	2,592	6,100
Total stockholders’ equity	1,026,659	1,047,383
Noncontrolling interests	2	2
Total equity	1,026,661	1,047,385
Total liabilities and stockholders’ equity	$1,961,029	$1,963,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Rental revenue	$46,467	$41,294
Expenses:
Rental expenses	9,128	8,290
General and administrative expenses	1,403	943
Asset management fees	3,494	3,099
Depreciation and amortization	18,246	13,717
Total expenses	32,271	26,049
Income from operations	14,196	15,245
Interest and other expense, net	9,835	7,741
Net income attributable to common stockholders	$4,361	$7,504
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(3,611)	$4,575
Other comprehensive (loss) income	(3,611)	4,575
Comprehensive income attributable to common stockholders	$750	$12,079
Weighted average number of common shares outstanding:
Basic	136,179,343	126,384,346
Diluted	136,204,843	126,401,940
Net income per common share attributable to common stockholders:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Distributions declared per common share	$0.16	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	3,530,242	35	34,061	—	—	34,096	—	34,096
Issuance of common stock under the distribution reinvestment plan	1,080,606	11	9,909	—	—	9,920	—	9,920
Vesting of restricted stock	—	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,689)	—	—	(1,689)	—	(1,689)
Distribution and servicing fees	—	—	(374)	—	—	(374)	—	(374)
Other offering costs	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Repurchase of common stock	(917,212)	(9)	(8,411)	—	—	(8,420)	—	(8,420)
Distributions to common stockholders	—	—	—	(19,447)	—	(19,447)	—	(19,447)
Other comprehensive income	—	—	—	—	4,575	4,575	—	4,575
Net income	—	—	—	7,504	—	7,504	—	7,504
Balance, March 31, 2018	128,021,413	$1,280	$1,117,391	$(111,252)	$8,285	$1,015,704	$2	$1,015,706

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,122,412	12	10,373	—	—	10,385	—	10,385
Vesting of restricted stock	—	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	52	—	—	52	—	52
Other offering costs	—	—	(5)	—	—	(5)	—	(5)
Repurchase of common stock	(1,160,279)	(12)	(10,721)	—	—	(10,733)	—	(10,733)
Distributions to common stockholders	—	—	—	(21,196)	—	(21,196)	—	(21,196)
Other comprehensive loss	—	—	—	—	(3,611)	(3,611)	—	(3,611)
Net income	—	—	—	4,361	—	4,361	—	4,361
Balance, March 31, 2019	136,428,375	$1,364	$1,192,062	$(169,359)	$2,592	$1,026,659	$2	$1,026,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,361	$7,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,246	13,717
Amortization of deferred financing costs	606	756
Amortization of above-market leases	156	134
Amortization of intangible lease liabilities	(1,232)	(1,221)
Amortization of operating leases	113	—
Straight-line rent	(2,674)	(3,311)
Stock-based compensation	23	22
Ineffectiveness of interest rate swaps	—	39
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(1,160)	1,584
Accounts payable due to affiliates	(205)	50
Other assets	1,713	19
Net cash provided by operating activities	19,947	19,293
Cash flows from investing activities:
Investment in real estate	—	(52,087)
Capital expenditures	(1,073)	(5,755)
Real estate deposits, net	—	(100)
Payments of deal costs	(106)	—
Net cash used in investing activities	(1,179)	(57,942)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	34,096
Payments on notes payable	(305)	(85)
Proceeds from credit facility	10,000	30,000
Payments of deferred financing costs	(67)	(65)
Repurchase of common stock	(10,733)	(8,420)
Offering costs on issuance of common stock	(1,036)	(3,672)
Distributions to stockholders	(10,813)	(9,333)
Net cash (used in) provided by financing activities	(12,954)	42,521
Net change in cash, cash equivalents and restricted cash	5,814	3,872
Cash, cash equivalents and restricted cash - Beginning of period	79,527	85,747
Cash, cash equivalents and restricted cash - End of period	$85,341	$89,619
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $23 and $474, respectively	$9,462	$7,265
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$10,385	$9,920
Accrued capital expenditures	$1,161	$1,268
Accrued deal costs	$802	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership, and Carter Validus Advisors II, LLC, or the Advisor, is the special limited partner of the Operating Partnership.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. As of March 31, 2019, the Company owned 62 real estate investments, consisting of 85 properties.
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
On April 11, 2019, the Company announced it had entered into a definitive agreement to merge with Carter Validus Mission Critical REIT, Inc. See Note 15—"Subsequent Events" for additional information.
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2019.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net, in the accompanying condensed consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 6—"Other Assets, Net".
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
Beginning of period:	2019	2018
Cash and cash equivalents	68,360	74,803
Restricted cash	11,167	10,944
Cash, cash equivalents and restricted cash	$79,527	$85,747

End of period:
Cash and cash equivalents	73,727	76,734
Restricted cash	11,614	12,885
Cash, cash equivalents and restricted cash	$85,341	$89,619
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the assets through its undiscounted future cash flows and their eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, as well as the carrying value of the real estate and related assets.

In addition, the Company applies a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
Impairment of Acquired Intangible Assets
For the three months ended March 31, 2019, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $2,658,000, related to a healthcare tenant of the Company experiencing financial difficulties, by accelerating the amortization of the intangible asset.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Effective January 1, 2018, the Company recognizes non-rental related revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursements, which are outside the scope of ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Non-rental revenue, subject to ASC 606, is immaterial to the Company's condensed consolidated financial statements.
The majority of the Company's revenue is derived from rental revenue which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized when the services are provided and the performance obligations are satisfied.
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. Where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. For the three months ended March 31, 2019, the Company recorded $445,000 as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Concentration of Credit Risk and Significant Leases
As of March 31, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of March 31, 2019, the Company owned real estate investments in 42 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, one of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 15.6% of revenue for the three months ended March 31, 2019.
As of March 31, 2019, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the three months ended March 31, 2019.
Share Repurchase Program
The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the distribution reinvestment plan, or the DRIP Offering, during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

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
During the three months ended March 31, 2019, the Company repurchased 1,160,279 Class A shares, Class I shares and Class T shares of common stock (858,080 Class A shares, 108,765 Class I shares and 193,434 Class T shares) for an aggregate purchase price of approximately $10,733,000 (an average of $9.25 per share). During the three months ended March 31, 2018, the Company repurchased 917,212 Class A shares and Class T shares of common stock (842,952 Class A shares and 74,260 Class T shares) for an aggregate purchase price of approximately $8,420,000 (an average of $9.18 per share).
In connection with the Merger Agreement (as defined in Note 15—"Subsequent Events"), on April 10, 2019, the Company's board of directors approved the sixth amended and restated share repurchase program. See Note 15—"Subsequent Events" for additional information.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.16 and $0.15 for the three months ended March 31, 2019 and 2018, respectively. See Note 15—"Subsequent Events" for information regarding distributions subsequent to March 31, 2019.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2019 and 2018, diluted earnings per share reflected the effect of approximately 26,000 and 18,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2019 and December 31, 2018, the Company operated through two reportable segments— real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 10—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive income during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income in the condensed consolidated statements of comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. See additional discussion in Note 12—"Derivative Instruments and Hedging Activities."
The Company reflects all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. In accordance with the fair value measurement guidance Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board, or FASB established ASC 842, by issuing ASU 2016-02, Leases, which replaces the guidance previously outlined in ASC Topic 840, Leases. The new standard increases transparency by requiring the recognition by lessees of right-of-use, or ROU, assets and operating lease liabilities on the balance sheet for all leases with a term of greater than 12 months, regardless of lease classification. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted ASC 842, effective January 1, 2019, using the modified retrospective approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Further, the Company is amortizing the ROU assets and operating lease liabilities over the remaining lease term and is presenting the amortization of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the condensed consolidated statement of cash flow for the three months ended March 31, 2019.
The Company elected the package of practical expedients, which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Lessor
As a lessor, the Company's recognition of rental revenue remained largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations will no longer meet the definition of capitalized initial direct costs under ASU 2016-02 and will be recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income, and will no longer be capitalized.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance, that allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606, if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and is accounting for the combined lease component under ASC 842. As a result, the Company is no longer presenting rental revenue and tenant reimbursements related to common area maintenance and other expense recoveries separately in the condensed consolidated statements of comprehensive income.
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and therefore variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $406,000 in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's condensed consolidated statements of comprehensive income. The adoption of this standard had no impact on the Company's net income attributable to common stockholders.

Lessee
The Company is a lessee on six ground leases, for which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The Company recognized a ROU asset and operating lease liability on the Company's condensed consolidated balance sheet due to the adoption of ASU 2016-02. See Note 5 —"Leases" for further discussion.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company adopted this standard on January 1, 2019. The adoption of ASU 2017-12 resulted in an immaterial cumulative adjustment to accumulated other comprehensive income related to the cumulative ineffectiveness previously recognized on existing cash flow hedges on the Company's condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, or ASU 2018-16. ASU 2018-16 permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 was effective upon adoption of ASU 2017-12. The Company adopted ASU 2018-16 on January 1, 2019, and its provisions did not have an impact on its condensed consolidated financial statements.
Disclosure Update and Simplification
In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. Registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. The final rule became effective on November 5, 2018. As a result, the Company applied these changes in the presentation of the Company's condensed consolidated statement of stockholders' equity for the three months ended March 31, 2019 and 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental and parking revenue and tenant reimbursements during the three months ended March 31, 2018, are now included in rental revenue and will no longer be presented separately on the condensed consolidated statements of comprehensive income.

Note 3—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	March 31, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $45,523 and $41,143, respectively (with a weighted average remaining life of 9.8 years and 10.1 years, respectively)	$143,496		$151,135
Above-market leases, net of accumulated amortization of $1,055 and $899, respectively (with a weighted average remaining life of 4.8 years and 5.1 years, respectively)	1,554		1,710
Ground lease assets, net of accumulated amortization of $0 and $39, respectively (with a weighted average remaining life of 0.0 years and 83.5 years, respectively)	—	(1)	1,359
	$145,050		$154,204

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements", the Company reclassified the ground lease assets balance from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 9.7 years and 10.6 years as of March 31, 2019 and December 31, 2018, respectively.
Amortization of the acquired intangible assets was $7,795,000 and $4,694,000 for the three months ended March 31, 2019 and 2018, respectively. Of the $7,795,000 recorded for the three months ended March 31, 2019, $2,658,000 was accelerated amortization due to the impairment of an in-place lease intangible asset related to a tenant experiencing financial difficulties. Amortization of the in-place leases is included in depreciation and amortization and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	March 31, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $8,824 and $7,592, respectively (with a weighted average remaining life of 17.4 years and 17.6 years, respectively)	$56,374	$57,606
Amortization of the below-market leases was $1,232,000 and $1,221,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 5—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of March 31, 2019, including optional renewal periods for the nine months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$109,153
2020	146,830
2021	149,142
2022	144,560
2023	141,915
Thereafter	1,005,068
$1,696,668
Lessee
Rental Expense
The Company has six ground leases, for which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 78.1 years and 52.0 years as of March 31, 2019 and December 31, 2018, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates as of January 1, 2019, adjusted for a number of factors, including the long-term nature of the ground leases, the Company's estimated borrowing costs, and the estimated fair value of the underlying land. The weighted average adjusted incremental borrowing rates ranged between 5.6% and 6.6% as of January 1, 2019.
The future minimum rent obligations, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, for the nine months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$402
2020	536
2021	536
2022	536
2023	536
Thereafter	70,165
Total undiscounted rental payments	72,711
Less imputed interest	(63,961)
Total operating lease liabilities	$8,750
Due to the adoption of the of ASC 842, the Company reclassified ground lease assets as of January 1, 2019, from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

As discussed in Note 2—"Summary of Significant Accounting Policies", the Company adopted ASU 2016-02, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
The following represents approximate future minimum rent obligations under non-cancelable ground leases by year as of December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$123
2020	123
2021	123
2022	123
2023	123
Thereafter	2,246
Total undiscounted rental payments	$2,861
This table excludes future lease payment obligations from one tenant that pays the ground lease obligations directly to the lessor, consistent with the Company's accounting policy prior to its adoption of ASC 842 on January 1, 2019.
Note 6—Other Assets, Net
Other assets, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the secured credit facility, net of accumulated amortization of $4,915 and $4,686, respectively	$2,886	$3,053
Restricted cash	11,614	11,167
Tenant receivables	4,749	6,080
Straight-line rent receivable	35,359	32,685
Prepaid and other assets	9,093	8,344
Derivative assets	3,420	6,204
	$67,121	$67,533
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of March 31, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$10,135	$9,188
Accrued interest expense	3,129	3,219
Accrued property taxes	2,299	2,309
Distributions payable to stockholders	7,315	7,317
Tenant deposits	875	875
Deferred rental income	6,431	6,647
Derivative liabilities	827	—
	$31,011	$29,555

Note 8—Notes Payable and Secured Credit Facility
The Company's debt outstanding as of March 31, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Notes payable:
Fixed rate notes payable	$220,276	$220,351
Variable rate notes payable fixed through interest rate swaps	247,205	247,435
Total notes payable, principal amount outstanding	467,481	467,786
Unamortized deferred financing costs related to notes payable	(3,208)	(3,441)
Total notes payable, net of deferred financing costs	464,273	464,345
Secured credit facility:
Variable rate revolving line of credit	115,000	$105,000
Variable rate term loan fixed through interest rate swaps	100,000	100,000
Variable rate term loans	150,000	150,000
Total secured credit facility, principal amount outstanding	365,000	355,000
Unamortized deferred financing costs related to the term loan secured credit facility	(2,396)	(2,489)
Total secured credit facility, net of deferred financing costs	362,604	352,511
Total debt outstanding	$826,877	$816,856
Significant debt activity during the three months ended March 31, 2019 and subsequent, excluding scheduled principal payments, includes:

•	During the three months ended March 31, 2019, the Company drew $10,000,000 on its secured credit facility to fund share repurchases.

•
During the three months ended March 31, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which will effectively fix the London Interbank Offered Rate, or LIBOR related to $150,000,000 of the term loans of the secured credit facility.

•
On January 29, 2019, the Company amended the secured credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.

•
On April 11, 2019, in connection with the Merger Agreement, as defined in Note 15—"Subsequent Events", the Operating Partnership, the Company, and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement. Additionally, on April 11, 2019, the Company entered into a commitment letter to obtain a senior secured bridge facility. See Note 15—"Subsequent Events" for additional information.

The principal payments due on the notes payable and secured credit facility for the nine months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$1,681
2020	4,530
2021	155,207
2022	279,922
2023	252,712
Thereafter	138,429
$832,481

Note 9—Related-Party Transactions and Arrangements
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
As of March 31, 2019, the Company reimbursed the Advisor and its affiliates approximately $19,269,000 in other offering costs. As of March 31, 2019, since inception, the Company paid approximately $548,000 to an affiliate of the Dealer Manager in other offering costs. Other organization expenses are expensed as incurred and offering costs are charged to stockholders’ equity as incurred.
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid the Dealer Manager selling commissions and dealer manager fees in connection with the purchase of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in the Company's Initial Offering and Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as a reduction to equity as incurred.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through March 31, 2019, the Company reimbursed the Advisor approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.
Asset Management Fees
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears.
Operating Expense Reimbursement
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2.0% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company’s behalf are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays Carter Validus Real Estate Management Services II, LLC, or the Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income.
Leasing Commission Fees
The Company pays the Property Manager a separate fee for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying condensed consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in buildings and improvements, in the accompanying condensed consolidated balance sheets.
Disposition Fees
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of March 31, 2019, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of March 31, 2019, the Company had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Subordinated Incentive Listing Fee
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of March 31, 2019, the Company had not incurred any subordinated incentive listing fees to the Advisor or its affiliates.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of March 31, 2019, the Company had not incurred any subordinated termination fees to the Advisor or its affiliates.
Concurrently with the entry into the Merger Agreement on April 11, 2019, the Company, the Operating Partnership, the Advisor and REIT I Operating Partnership entered into the Third Amended and Restated REIT II Advisory Agreement, or the Amended REIT II Advisory Agreement, which shall become effective at the effective time of the REIT Merger. The Amended REIT II Advisory Agreement will amend the Company’s existing advisory agreement, dated as of June 10, 2014, to add REIT I Operating Partnership as a party and to increase the Combined Company’s stockholder return threshold to an 8.0% cumulative return prior to the Advisor receiving any distributions of net sales proceeds. See Note 15—"Subsequent Events" for additional information and definitions of the terms.

The following table details amounts incurred and payable to affiliates in connection with the Company's related parties transactions as described above for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 (amounts in thousands):

		Incurred		Payable
		For the Three Months Ended March 31,		March 31, 2019	December 31, 2018
Fee	Entity	2019	2018
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$647	$—	$89
Selling commissions and dealer manager fees	SC Distributors, LLC	—	1,689	—	—
Distribution and servicing fees	SC Distributors, LLC	(52)	374	9,300	10,218
Acquisition fees	Carter Validus Advisors II, LLC and its affiliates	—	1,019	—	32
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	3,494	3,099	1,165	1,182
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,209	1,037	483	420
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	730	312	224	421
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	3	—	3	25
Construction management fees	Carter Validus Real Estate Management Services II, LLC	129	111	181	40
Total		$5,513	$8,288	$11,356	$12,427
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
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's secured credit facility and other assets not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2019 and 2018, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2019
Revenue:
Rental revenue	$26,677	$19,790	$46,467
Expenses:
Rental expenses	(6,965)	(2,163)	(9,128)
Segment net operating income	$19,712	$17,627	37,339

Expenses:
General and administrative expenses			(1,403)
Asset management fees			(3,494)
Depreciation and amortization			(18,246)
Income from operations			14,196
Interest and other expense, net			(9,835)
Net income attributable to common stockholders			$4,361

	Data Centers	Healthcare	Three Months Ended March 31, 2018
Revenue:
Rental revenue	$23,721	$17,573	$41,294
Expenses:
Rental expenses	(5,937)	(2,353)	(8,290)
Segment net operating income	$17,784	$15,220	33,004

Expenses:
General and administrative expenses			(943)
Asset management fees			(3,099)
Depreciation and amortization			(13,717)
Income from operations			15,245
Interest and other expense, net			(7,741)
Net income attributable to common stockholders			$7,504
There were no intersegment sales or transfers during the three months ended March 31, 2019 and 2018.
Assets by each reportable segment as of March 31, 2019 and December 31, 2018 are as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Assets by segment:
Data centers	$1,008,793	$1,001,357
Healthcare	893,057	900,114
All other	59,179	62,358
Total assets	$1,961,029	$1,963,829

Capital additions and acquisitions by reportable segments for the three months ended March 31, 2019 and 2018 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Capital additions and acquisitions by segment:
Data centers	$995	$52,213
Healthcare	78	5,629
Total capital additions and acquisitions	$1,073	$57,842
Note 11—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $216,542,000 and $214,282,000 as of March 31, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $220,276,000 and $220,351,000 as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $243,258,000 and $241,739,000 as of March 31, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $247,205,000 and $247,435,000 as of March 31, 2019 and December 31, 2018, respectively.
Secured credit facility—The outstanding principal of the secured credit facility—variable was $265,000,000 and $255,000,000, which approximated its fair value as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Company's variable rate secured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the secured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $96,554,000 and $96,146,000 as of March 31, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $100,000,000 as of March 31, 2019 and December 31, 2018.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,420	$—	$3,420
Total assets at fair value	$—	$3,420	$—	$3,420
Liabilities:
Derivative liabilities	$—	$827	$—	$827
Total liabilities at fair value	$—	$827	$—	$827

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$6,204	$—	$6,204
Total assets at fair value	$—	$6,204	$—	$6,204
Note 12—Derivative Instruments and Hedging Activities
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
On January 1, 2019, the Company adopted ASU 2017-12. As a result of the adoption of ASU 2017-12, the cumulative ineffectiveness gain of $103,000 previously recognized on existing cash flow hedges was reclassified to accumulated other comprehensive income from accumulated distributions in excess of earnings. See Note 2—"Summary of Significant Accounting Policies" for additional information regarding ASU 2017-12.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $2,343,000 will be reclassified from accumulated other comprehensive income as a decrease to interest and other expense, net.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates		Maturity Dates	March 31, 2019			December 31, 2018
					Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 04/01/2019	(1)	12/22/2020 to 04/27/2023	$497,205	$3,420	$(827)	$347,435	$6,204	$—

(1)
During the three months ended March 31, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which will effectively fix LIBOR related to $150,000,000 of the term loans of the secured credit facility.

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate secured credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income.
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income
For the Three Months Ended March 31, 2019
Interest rate swaps	$(2,955)	Interest and other expense, net	$656
Total	$(2,955)		$656
For the Three Months Ended March 31, 2018
Interest rate swaps	$4,446	Interest and other expense, net	$(129)
Total	$4,446		$(129)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2019, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $820,000. As of March 31, 2019, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2019 and December 31, 2018 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2019	$3,420	$—	$3,420	$(84)	$—	$3,336
December 31, 2018	$6,204	$—	$6,204	$—	$—	$6,204

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2019	$827	$—	$827	$(84)	$—	$743
December 31, 2018	$—	$—	$—	$—	$—	$—
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 13—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(2,955)
Amount of income reclassified from accumulated other comprehensive income to net income	(656)
Other comprehensive income	(3,611)
Balance as of March 31, 2019	$2,592

Unrealized Income on Derivative Instruments
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	4,446
Amount of loss reclassified from accumulated other comprehensive income to net income	129
Other comprehensive income	4,575
Balance as of March 31, 2018	$8,285

The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2019	2018
Interest rate swap contracts	$(656)	$129	Interest and other expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2019, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 15—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid subsequent to March 31, 2019 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
Apri1 1, 2019 (1)	Class A	$2,458	$2,144	$4,602
Apri1 1, 2019 (1)	Class I	406	292	698
Apri1 1, 2019 (1)	Class T	824	1,025	1,849
Apri1 1, 2019 (1)	Class T2	71	95	166
		$3,759	$3,556	$7,315

May 1, 2019 (2)	Class A	$2,393	$2,042	$4,435
May 1, 2019 (2)	Class I	393	280	673
May 1, 2019 (2)	Class T	808	979	1,787
May 1, 2019 (2)	Class T2	69	92	161
		$3,663	$3,393	$7,056

(1)	Distributions declared to stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on March 31, 2019.

(2)	Distributions declared to stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on April 30, 2019.
Distributions Authorized
Class A Shares
On May 10, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on June 1, 2019 and ending on August 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class A common stock, which will be equal to an annualized distribution rate of 6.40%, assuming a purchase price of $10.278 per Class A share. The distributions declared for each record date in June 2019, July 2019 and August 2019 will be paid in July 2019, August 2019 and September 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Class I Shares
On May 10, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class I stockholders of record as of the close of business on each day of the period commencing on June 1, 2019 and ending on August 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001802170 per share of Class I common stock, which will be equal to an annualized distribution rate of 7.04%, assuming a purchase price of $9.343 per Class I share. The distributions declared for each record date in June 2019, July 2019 and August 2019 will be paid in July 2019, August 2019 and September 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T Shares
On May 10, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T stockholders of record as of the close of business on each day of the period commencing on June 1, 2019 and ending on August 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T common stock, which will be equal to an annualized distribution rate of 5.79%, assuming a purchase price of $9.840 per Class T share. The distributions declared for each record date in June 2019, July 2019 and August 2019 will be paid in July 2019, August 2019 and September 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Class T2 Shares
On May 10, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s Class T2 stockholders of record as of the close of business on each day of the period commencing on June 1, 2019 and ending on August 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001561644 per share of Class T2 common stock, which will be equal to an annualized distribution rate of 5.82%, assuming a purchase price of $9.788 per Class T2 share. The distributions declared for each record date in June 2019, July 2019 and August 2019 will be paid in July 2019, August 2019 and September 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Agreement and Plan of Merger
On April 11, 2019, the Company, along with Carter Validus Mission Critical REIT, Inc. (“REIT I”), the Company’s operating partnership (“REIT II Operating Partnership”), Carter/Validus Operating Partnership, LP, the operating partnership of REIT I (“REIT I Operating Partnership”), and Lightning Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Subject to the terms and conditions of the Merger Agreement, REIT I will merge with and into Merger Sub (the “REIT Merger”), with Merger Sub surviving the REIT Merger (the “Surviving Entity”), such that following the REIT Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I shall cease.
At the effective time of the REIT Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share (the “REIT I Common Stock”), will be converted into the right to receive:
(i)$1.00 in cash; and
(ii)0.4681 shares of REIT II Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
In addition, each share of REIT I Common Stock, if any, then held by any wholly owned subsidiary of REIT I or by the Company or any of its wholly owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger (the “Combined Company”) will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
If the Merger Agreement is terminated in connection with REIT I’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then REIT I must pay to the Company a termination fee of (i) $14,400,000 if it occurred within five business days of the end of the specified period for negotiations with the Company following notice (received within five business days of the Go Shop Period End Time, as defined in the Merger Agreement,) that REIT I intends to enter into a Superior Proposal or (ii) $28,800,000 if it occurred thereafter.

Fifth Amendment to Operating Partnership Agreement
Concurrently with the entry into the Merger Agreement, the Company entered into an amendment (the “Fifth Amendment”) to the Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP (the “Partnership Agreement”), as amended, by and between the Company, which holds both general partner and limited partner interests in the REIT II Operating Partnership, and REIT II Advisor, which holds a special limited partner interest in the REIT II Operating Partnership. The Fifth Amendment will become effective at the effective time of the REIT Merger. The purpose of the Fifth Amendment is to revise the economic interests of the REIT II Advisor by providing that the REIT II Advisor will not receive any distributions of Net Sales Proceeds (as defined in the Partnership Agreement) pursuant to the Partnership Agreement.
Amended and Restated Advisory Agreement
Concurrently with the entry into the Merger Agreement, the Company, REIT I Operating Partnership, REIT II Operating Partnership and Carter Validus Advisors II, LLC (“REIT II Advisor”) entered into the Third Amended and Restated REIT II Advisory Agreement (the “Amended REIT II Advisory Agreement”), which shall become effective at the effective time of the REIT Merger. The Amended REIT II Advisory Agreement will amend REIT II’s existing advisory agreement, dated as of June 10, 2014, to add REIT I Operating Partnership as a party and to increase the Combined Company’s stockholder return threshold to an 8.0% cumulative return prior to REIT II Advisor receiving any distributions of Net Sales Proceeds (as defined in the Amended REIT II Advisory Agreement).
Sixth Amended and Restated Share Repurchase Program
In connection with the transactions contemplated herein, on April 10, 2019, the Company's board of directors approved the Sixth Amended and Restated Share Repurchase Program (the “Sixth Amended & Restated SRP”), which will become effective on May 11, 2019, and will apply beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, the Company will only repurchase shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by the Company's board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
Consent and Second Amendment to KeyBank Credit Facility
On April 11, 2019, REIT II Operating Partnership, the Company, and certain of REIT II Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement (the “KeyBank Credit Facility”), with KeyBank National Association, a national banking association (“KeyBank”), certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to REIT I Operating Partnership’s and the Company’s execution and delivery of the Merger Agreement, and a conditional consent to the consummation of the Merger Agreement, subject to certain Merger Effectiveness Conditions (as defined in the Consent and Second Amendment). In addition, the Consent and Second Amendment to the KeyBank Credit Facility (i) increases the amount of Secured Debt that is Recourse Indebtedness (as defined in the KeyBank Credit Facility) from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger is consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger is consummated, if this occurs), (ii) allows, after April 27, 2019, the REIT II Operating Partnership, the Company, Merger Sub and the REIT I Operating Partnership to incur, assume or guarantee indebtedness as permitted under the KeyBank Credit Facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allows Merger Sub and REIT I Operating Partnership to be additional guarantors to the KeyBank Credit Facility.
Bridge Facility
On April 11, 2019, in connection with the execution of the Merger Agreement, REIT II Operating Partnership (the “Borrower”), entered into a commitment letter (the “Commitment Letter”) to obtain a senior secured bridge facility ( the “Bridge Facility”) with SunTrust Bank and KeyBank, collectively, as the “Lenders”, and SunTrust Robinson Humphrey, Inc. and KeyBanc Capital Markets Inc., collectively, as the “Lead Arrangers”, in an amount of $475,000,000. The Bridge Facility has a six month term from April 11, 2019. The Bridge Facility must be closed on or before the date that is six months from April 11, 2019. The annual interest rate payable under the Bridge Facility, at the Borrower’s option, shall be either (i) the London Interbank Offered Rate (“LIBOR”), plus the Applicable LIBOR Margin; or (ii) the Base Rate, plus the Applicable Base Rate Margin. The Base Rate is defined as the greater of (a) the fluctuating annual rate of interest announced from time to time by SunTrust as its “prime rate”, (b) one half of one percent (0.5%) above the Federal Funds Effective Rate, or (c) 1.0%. The Applicable Margin shall be 225 basis points for LIBOR Loans (and 125 basis points for Base Rate Loans) with automatic increases of 25 basis points to each margin every 90 days following the Closing Date.
The Bridge Facility is interest only paid on a monthly basis with all principal due at maturity. Additionally, the Borrower agreed to pay certain fees indicated in a separate fee letter: underwriting fee and commitment fee together equal to 50 basis points of the Bridge Facility; structuring fee equal to the greater of (a) $350,000 or (b) 10 basis points of the Bridge Facility; funding fee equal to 50 basis points of the funded amount and ticking fee equal to 12 basis points of the Bridge Facility per annum. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the REIT Merger in accordance with the Merger Agreement.
The Bridge Facility will be collateralized by the Bridge Pool Properties as defined in the Commitment Letter, which will be comprised of certain, but not all, REIT I properties.
Renewal of the Management Agreement
On May 10, 2019, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 19, 2019.
Renewal of the Advisory Agreement
On May 10, 2019, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated June 10, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of June 10, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 22, 2019, or the 2018 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2018 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
We ceased offering shares of common stock in our initial public offering of $2,350,000,000 of shares of our common stock, or our Initial Offering, consisting of $2,250,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our distribution reinvestment plan, or DRIP, on November 24, 2017. At the completion of our Initial Offering, we had accepted investors subscriptions for and issued approximately 125,095,000 shares of Class A, Class I and Class T common stock, including shares of common stock issued pursuant to our DRIP resulting in gross proceeds of $1,223,803,000, before selling commissions and dealer manager fees of approximately $91,503,000.
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
As of March 31, 2019, we had accepted investors’ subscriptions for and issued approximately 144,512,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,407,566,000, before share repurchases of $74,547,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,005,000.
On September 27, 2018, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of June 30, 2018, of $9.25. Therefore, effective October 1, 2018 through the termination of our Offering, shares of common stock were offered for a price per share of $10.278 per Class A share, $9.343 per Class I share and $9.788 per Class T2 share. Further, effective October 1, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $9.25. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with Carter Validus Advisors II, LLC, or our Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, our Operating Partnership and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during our liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of our Initial Offering and our Offering. The Dealer Manager received fees for services related to the Initial Offering and the Offering. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and T2 shares that were sold in our Initial Offering and Offering.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2019, we had purchased 62 real estate investments, consisting of 85 properties, comprising approximately 5,815,000 of gross rental square feet for an aggregate purchase price of approximately $1,828,418,000.
Pending Merger with Carter Validus Mission Critical REIT, Inc.
On April 11, 2019, we, along with Carter Validus Mission Critical REIT, Inc. (“REIT I”), our Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I (“REIT I Operating Partnership”), and Lightning Merger Sub, LLC, our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Subject to the terms and conditions of the Merger Agreement, REIT I will merge with and into Merger Sub (the “REIT Merger”), with Merger Sub surviving the REIT Merger (the “Surviving Entity”), such that following the REIT Merger, the Surviving Entity will continue as our wholly owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I shall cease.
At the effective time of the REIT Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share (the “REIT I Common Stock”), will be converted into the right to receive:
(i)$1.00 in cash; and
(ii)0.4681 shares of our Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
In addition, each share of REIT I Common Stock, if any, then held by any wholly owned subsidiary of REIT I or by us or any of our wholly owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
Pursuant to the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on May 26, 2019, REIT I and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.
The combined company after the REIT Merger (the “Combined Company”) will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2018 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and —Recently Issued Accounting Pronouncements Not Yet Adopted” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Segment Reporting
We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 10—"Segment Reporting" to our condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q for additional information about our two reporting segments.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2018 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Number of operating real estate properties	85	71
Leased square feet	5,672,000	5,184,000
Weighted average percentage of rentable square feet leased	98%	97%
The following table summarizes our real estate activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Operating real estate properties acquired	—	2
Real estate properties placed into service	—	—
Aggregate purchase price of acquired real estate properties	$—	$52,087,000
Aggregate cost of properties placed into service	$—	$—
Leased square feet	—	109,000
This section describes and compares our results of operations for the three months ended March 31, 2019 and 2018. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change

Same store rental revenue	$34,826	$35,348	$(522)
Non-same store rental revenue	5,850	343	5,507
Same store tenant reimbursements	4,828	5,585	(757)
Non-same store tenant reimbursements	862	7	855
Other operating income	101	11	90
Total revenue	$46,467	$41,294	$5,173

•
Same store rental revenue decreased primarily due to an increase of provision for credit losses, which is recorded as reduction to rental revenue. During the three months ended March 31, 2019, we recorded $0.5 million in provision for credit losses, related to a tenant who is experiencing financial difficulties. Additionally, there was an increase in contractual rental revenue resulting from average annual rent escalations of 2.04% at our same store properties, which was offset entirely by straight-line rental revenue.

•
Same store tenant reimbursements, which is a non-GAAP metric, decreased primarily due to the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, or ASU 2018-20, related to real estate taxes. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 15 operating properties and placing one development property in service since January 1, 2018.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change

Same store rental expenses	$7,683	$8,289	$(606)
Non-same store rental expenses	1,445	1	1,444
General and administrative expenses	1,403	943	460
Asset management fees	3,494	3,099	395
Depreciation and amortization	18,246	13,717	4,529
Total expenses	$32,271	$26,049	$6,222

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 15 operating properties and placing one development property in service since January 1, 2018.

•	General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our shareholders' accounts.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2018.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2018, coupled with the acceleration of amortization recorded in the amount of $2.7 million during the three months ended March 31, 2019, related to one in-place lease intangible asset due to a tenant experiencing financial difficulties.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$(5,175)	$(5,199)	$24
Interest on secured credit facility	(4,197)	(2,320)	(1,877)
Amortization of deferred financing costs	(606)	(756)	150
Cash deposits interest	120	60	60
Capitalized interest	23	474	(451)
Total interest and other expense, net	$(9,835)	$(7,741)	$(2,094)

•	Interest on secured credit facility increased due to an increase in the weighted average outstanding principal balance on the secured credit facility, coupled with an increase in interest rates.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $1.8 million for the three months ended March 31, 2019, as compared to $35.6 million for the three months ended March 31, 2018.

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

Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. Our sources of funds are primarily funds equal to amounts reinvested in the DRIP, operating cash flows, the secured credit facility and other borrowings.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, primarily through rental income received from current and future tenants of our leased properties and borrowings.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on the secured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $4.4 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2019, we had $4.7 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2019, we had approximately $73.7 million in cash and cash equivalents. For the three months ended March 31, 2019, we paid capital expenditures of $1.1 million that primarily related to one data center property.
Secured Credit Facility
As of March 31, 2019, the maximum commitments available under the secured credit facility were $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right to one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.
On April 11, 2019, we, through our Operating Partnership and certain of our Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement (the “KeyBank Credit

Facility”), with KeyBank National Association, a national banking association (“KeyBank”), certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to REIT I Operating Partnership’s and the Company’s execution and delivery of the Merger Agreement, and a conditional consent to the consummation of the Merger Agreement, subject to certain Merger Effectiveness Conditions (as defined in the Consent and Second Amendment).
In addition, the Consent and Second Amendment to the KeyBank Credit Facility (i) increases the amount of Secured Debt that is Recourse Indebtedness (as defined in the KeyBank Credit Facility) from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger is consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger is consummated, if this occurs), (ii) allows, after April 27, 2019, us , our Operating Partnership, Merger Sub and the REIT I Operating Partnership to incur, assume or guarantee indebtedness as permitted under the KeyBank Credit Facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allows Merger Sub and REIT I Operating Partnership to be additional guarantors to the KeyBank Credit Facility.
Generally, the proceeds of loans made under the secured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
We were in compliance with all financial covenant requirements under the secured credit facility at March 31, 2019.
As of March 31, 2019, we had a total pool availability under the secured credit facility of $549,755,000 and an aggregate outstanding principal balance of $365,000,000; therefore, $184,755,000 was available to be drawn under the secured credit facility.
On January 29, 2019, we amended the secured credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.
Bridge Facility
On April 11, 2019, in connection with the execution of the Merger Agreement, our Operating Partnership, or the Borrower, entered into a commitment letter, or the Commitment Letter, to obtain a senior secured bridge facility, or the Bridge Facility, with SunTrust Bank and KeyBank, collectively, as, the Lenders, and SunTrust Robinson Humphrey, Inc. and KeyBanc Capital Markets Inc., collectively, as, the Lead Arrangers, in an amount of $475,000,000.
The Bridge Facility has a six month term from April 11, 2019. The Bridge Facility must be closed on or before the date that is six months from April 11, 2019. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and (ii) the consummation of the REIT Merger in accordance with the Merger Agreement.
The Bridge Facility will be collateralized by the Bridge Pool Properties as defined in the Commitment Letter, which will be comprised of certain, but not all, REIT I properties.
Cash Flows
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$19,947	$19,293	$654
Net cash used in investing activities	$(1,179)	$(57,942)	$(56,763)
Net cash (used in) provided by financing activities	$(12,954)	$42,521	$(55,475)
Operating Activities

•
Net cash provided by operating activities increased primarily due to increased rental revenues resulting from the acquisition of operating properties during 2018, partially offset by increased operating expenses related to such properties and interest paid related to our credit facility.

Investing Activities

•	Net cash used in investing activities decreased primarily due to a decrease in investments in real estate of $52.1 million and an decrease in capital expenditures of $4.7 million.
Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from the secured credit facility of $20.0 million, a decrease in proceeds from issuance of common stock of $34.1 million related to the termination of our offering, an increase in repurchases of our common stock of $2.3 million and an increase in distributions to our stockholders of $1.5 million, offset by a decrease in offering costs related to the issuance of common stock of $2.6 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
We have funded distributions with operating cash flows from our properties. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash - common stockholders	$10,813		$9,333
Distributions reinvested (shares issued)	10,385		9,920
Total distributions	$21,198		$19,253
Source of distributions:
Cash flows provided by operations (1)	$10,813	51%	$9,333	48%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	10,385	49%	9,920	52%
Total sources	$21,198	100%	$19,253	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of March 31, 2019, were approximately $7.3 million for common stockholders. These distributions were paid on April 1, 2019.
For the three months ended March 31, 2019, we declared and paid distributions of approximately $21.2 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2019 of approximately $22.6 million, which covered 100% of our distributions paid during such period. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2019, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of March 31, 2019, we had approximately $832.5 million of principal debt outstanding, of which $467.5 million related to notes payable and $365.0 million related to the secured credit facility. See Note 8—"Notes Payable and Secured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2019, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,019	$76,662	$4,866	$137,729	$220,276
Interest payments—fixed rate debt	9,546	18,272	11,718	15,209	54,745
Principal payments—variable rate debt fixed through interest rate swap agreements	1,581	106,631	238,993	—	347,205
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	14,909	28,514	6,343	—	49,766
Principal payments—variable rate debt	—	—	265,000	—	265,000
Interest payments—variable rate debt (2)	12,294	24,588	7,983	—	44,865
Capital expenditures	4,414	770	319	—	5,503
Ground lease payments	536	1,072	1,072	70,031	72,711
Total	$44,299	$256,509	$536,294	$222,969	$1,060,071

(1)	We used the fixed rates under our interest rate swap agreements as of March 31, 2019, to calculate the debt payment obligations in future periods.

(2)	We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreement as of March 31, 2019 to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
In developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an asset impairment, the extent of such loss, if any, as well as the carrying value of the real estate asset.
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, along with the net of right-of-use assets - operating leases amortization and operating lease liabilities accretion, resulting from above- and below- market ground leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
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
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure. However, MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$4,361	$7,504
Adjustments:
Depreciation and amortization (1)	18,246	13,717
FFO attributable to common stockholders	$22,607	$21,221
Adjustments:
Amortization of intangible assets and liabilities (2)	(1,076)	(1,087)
Amortization of operating leases	113	—
Straight-line rent (3)	(2,674)	(3,311)
Ineffectiveness of interest rate swaps	—	39
MFFO attributable to common stockholders	$18,970	$16,862
Weighted average common shares outstanding - basic	136,179,343	126,384,346
Weighted average common shares outstanding - diluted	136,204,843	126,401,940
Net income per common share - basic	$0.03	$0.06
Net income per common share - diluted	$0.03	$0.06
FFO per common share - basic	$0.17	$0.17
FFO per common share - diluted	$0.17	$0.17

(1)
During the three months ended March 31, 2019, we wrote off one in-place lease intangible asset in the amount of approximately $2.7 million by accelerating the amortization of the intangible asset related to a tenant that is experiencing financial difficulties.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three months ended March 31, 2019, we wrote off approximately $0.5 million of straight-line rent related to a tenant that is experiencing financial difficulties. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of March 31, 2019 (amounts in thousands):

March 31, 2019
Notes payable:
Fixed rate notes payable	$220,276
Variable rate notes payable fixed through interest rate swaps	247,205
Total notes payable	467,481
Secured credit facility:
Variable rate revolving line of credit	115,000
Variable rate term loan fixed through interest rate swaps	100,000
Variable rate term loan (1)	150,000
Total secured credit facility	365,000
Total principal debt outstanding (2)	$832,481

(1)
During the three months ended March 31, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which will effectively fix the London Interbank Offered Rate, or LIBOR related to $150,000,000 of the term loans of the secured credit facility.

(2)	As of March 31, 2019, the weighted average interest rate on our total debt outstanding was 4.4%.

As of March 31, 2019, $265.0 million of the $832.5 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.6% per annum. As of March 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $1.3 million per year.
As of March 31, 2019, we had 15 interest rate swap agreements outstanding, which mature on various dates from December 2020 to April 2023, with an aggregate notional amount under the swap agreements of $497.2 million. As of March 31, 2019, the aggregate settlement asset value was $2.7 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $9.7 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. During the three months ended March 31, 2019, we modified existing controls and processes to support the adoption of Accounting Standards Codification, or ASC, 842, Leases. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 14—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 22, 2019, except as noted below.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2019, our cash flows provided by operations of approximately $19.9 million was a shortfall of approximately $1.3 million, or 6.1%, of our distributions paid (total distributions were approximately $21.2 million, of which $10.8 million was cash and $10.4 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6% of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of March 31, 2019, we owned 62 real estate investments, located in 42 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, one of which accounted for 10.0% or more of our revenue for the three months ended

March 31, 2019. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 15.6% of our revenue for the three months ended March 31, 2019. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of March 31, 2019, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the three months ended March 31, 2019.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the three months ended March 31, 2019, approximately 13.9% of our total revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 32.2% of our total revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 53.9% of our total revenue was derived from tenants that were not rated. Approximately 14.7% of our total revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of March 31, 2019, we had one tenant that experienced a deterioration in its creditworthiness.
Our shares of common stock will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount.
There is currently no public market for our shares and there may never be one. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. In particular, the Sixth Amended & Restated SRP, which became effective on May 11, 2019 in connection with our announcement of the proposed REIT Merger, only provides stockholders with an opportunity to have their shares of common stock repurchased by us in connection with the death, qualifying disability or involuntary exigent circumstance (as determined by our board of directors, in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP. We will not make any share repurchases unless we have sufficient funds available for repurchase, which could include other operating funds that may be authorized by our board of directors, the applicable quarterly share and DRIP funding limitations described in the Sixth Amended & Restated SRP have not been reached, and to the extent the total number of shares for which repurchase is requested does not exceed 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. Our board of directors may reject any request for repurchase of shares. Therefore, stockholders may not have the opportunity to make a repurchase request under the Sixth Amended & Restated SRP and stockholders may not be able to sell any of their shares of common stock back to us pursuant to the Sixth Amended & Restated SRP. Moreover, if stockholders are able to sell their shares back to us, it may not be for the same price they paid for the shares of common stock being repurchased. In the event the REIT Merger is consummated, we expect to communicate the terms of the post-REIT Merger share repurchase program, which will be determined by the board of directors at a future time. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.
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
Completion of the REIT Merger is subject to many conditions and if these conditions are not satisfied or waived, the REIT Merger will not be completed.
The Merger Agreement is subject to many conditions that must be satisfied or waived in order to complete the REIT Merger. The mutual conditions of the parties include, among others: (i) the approval of the REIT Merger by the holders of a majority of the outstanding shares of REIT I common stock; (ii) the absence of any law or order that would prohibit, restrain, enjoin, or make illegal the REIT Merger or any of the transactions contemplated by the Merger Agreement; and (iii) the receipt of all consents, authorizations, orders or approvals of each governmental authority necessary for the consummation of the REIT Merger and the other transactions contemplated by the Merger Agreement. In addition, each party’s obligation to consummate the REIT Merger is subject to certain other conditions, including, among others: (y) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); and (z) the other party’s compliance with its covenants and agreements contained in the Merger Agreement.
There can be no assurance that the conditions to closing of the REIT Merger will be satisfied or waived or that the REIT Merger will be completed. Failure to consummate the REIT Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we incurred, and will incur additional, transaction costs, regardless of whether the proposed REIT Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed REIT Merger, whether or not it closes, will divert the attention of certain management and other key employees of our affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.
We may be unable to secure suitable debt financing to pay the cash consideration to REIT I stockholders in connection with the REIT Merger.
On April 11, 2019, in connection with the execution of the Merger Agreement, the Operating Partnership entered into a commitment letter (the “Commitment Letter”) to obtain a senior secured bridge facility (the “Bridge Facility”) in an amount of

$475,000,000. The Bridge Facility must be closed on or before the date that is six months from April 11, 2019. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including, but not limited to, the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and the absence of a Material Adverse Change (as defined in the Merger Agreement).
If any of the conditions in the Commitment Letter are not satisfied, the Operating Partnership will be unable to close the Bridge Facility, and we may be unable to find other suitable financing. The Merger Agreement does not contain any financing contingency. If we are unable for any reason to fulfill obligations to pay the cash consideration to stockholders of REIT I when due, we could be sued for our failure to fulfill the terms of the Merger Agreement.
The REIT Merger and the other transactions contemplated by the Merger Agreement are subject to approval by stockholders of REIT I.
In order for the REIT Merger to be completed, REIT I's stockholders must approve the REIT Merger and the other transactions contemplated by the Merger Agreement, which requires the affirmative vote of holders of a majority of the outstanding shares of REIT I's common stock at the special meeting of REIT I stockholders. If this required vote is not obtained by January 31, 2020, the REIT Merger may not be consummated.
There may be unexpected delays in the consummation of the REIT Merger.
The REIT Merger is expected to close during the second half of 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or REIT I may terminate the Merger Agreement if the REIT Merger has not occurred by January 31, 2020. Certain events may delay the consummation of the REIT Merger. Some of the events that could delay the consummation of the REIT Merger include difficulties in obtaining the approval of the REIT I stockholders, or satisfying the other closing conditions to which the REIT Merger is subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
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
As of March 31, 2019, we had issued approximately $144.5 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1,407.6 million, of which we paid $96.7 million in selling commissions and dealer manager fees, approximately $27.0 million in organization and offering costs and approximately $37.0 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.8 billion in real estate investments as of March 31, 2019. In addition, we invested $58.7 million in expenditures for capital improvements related to certain real estate investments.

Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, which we currently do not intend to do, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our share repurchase program.
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
We will limit the number of shares repurchased each quarter pursuant to our share repurchase program as follows (subject to the DRIP Funding Limitation):

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
In connection with the execution of the Merger Agreement, on April 10, 2019, our board of directors approved the Sixth Amended and Restated Share Repurchase Program, or the Sixth Amended & Restated SRP, which will become effective on May 11, 2019 and will apply beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, we will only repurchase shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
During the three months ended March 31, 2019, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 2019	1,160,279	$9.25	—	$—
February 2019	—	$—	—	$—
March 2019	—	$—	—	$—
Total	1,160,279		—
During the three months ended March 31, 2019, we repurchased approximately $10,733,000 of Class A shares, Class I shares and Class T shares of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No:

2.1
Agreement and Plan of Merger, dated as of April  11, 2019, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Lightning Merger Sub, LLC (included as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

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

10.1
First Amendment to Third Amended and Restated Credit Agreement, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent, dated January 29, 2019 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 4, 2019, and incorporated herein by reference).

10.2
Third Amended and Restated REIT II Advisory Agreement, dated as of April  11, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter/Validus Operating Partnership, LP, Carter Validus Operating Partnership II, LP and Carter Validus Advisors II, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

10.3
Fifth Amendment to Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated as of April  11, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Advisors II, LLC (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

10.4
Consent and Second Amendment to Third Amended and Restated Credit Agreement, by and among Carter Validus Operating Partnership II, LP, as Borrower, Carter Validus Mission Critical REIT II, Inc., KeyBank National Association, the guarantors and other lenders party thereto, and KeyBank National Association, as Agent , dated April 11, 2019 (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

10.5	Commitment Letter, dated April 11, 2019 (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 1, 2018, and incorporated herein by reference).

99.2
Sixth Amended and Restated Share Repurchase Program (included as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 11, 2019, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 15, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)