Form 10-Q
period 2019-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2019-08-14
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 9, 2019, there were approximately 82,543,000 shares of Class A common stock, 12,552,000 shares of Class I common stock, 38,495,000 shares of Class T common stock and 3,469,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Real estate:
Land	$246,704	$246,790
Buildings and improvements, less accumulated depreciation of $105,786 and $84,594, respectively	1,407,559	1,426,942
Total real estate, net	1,654,263	1,673,732
Cash and cash equivalents	66,049	68,360
Acquired intangible assets, less accumulated amortization of $51,678 and $42,081, respectively	139,950	154,204
Right-of-use assets - operating leases	9,889	—
Other assets, net	71,262	67,533
Total assets	$1,941,413	$1,963,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,973 and $3,441, respectively	$464,096	$464,345
Credit facility, net of deferred financing costs of $2,276 and $2,489, respectively	367,724	352,511
Accounts payable due to affiliates	10,451	12,427
Accounts payable and other liabilities	31,811	29,555
Acquired intangible liabilities, less accumulated amortization of $10,056 and $7,592, respectively	55,142	57,606
Operating lease liabilities	8,754	—
Total liabilities	937,978	916,444
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 145,670,540 and 143,412,353 shares issued, respectively; 136,398,714 and 136,466,242 shares outstanding, respectively	1,364	1,364
Additional paid-in capital	1,191,544	1,192,340
Accumulated distributions in excess of earnings	(184,515)	(152,421)
Accumulated other comprehensive (loss) income	(4,960)	6,100
Total stockholders’ equity	1,003,433	1,047,383
Noncontrolling interests	2	2
Total equity	1,003,435	1,047,385
Total liabilities and stockholders’ equity	$1,941,413	$1,963,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Rental revenue	$46,937	$43,950	$93,404	$85,245
Expenses:
Rental expenses	10,142	9,702	19,270	17,992
General and administrative expenses	1,535	1,339	2,938	2,282
Asset management fees	3,493	3,233	6,987	6,332
Depreciation and amortization	15,610	14,282	33,856	27,999
Total expenses	30,780	28,556	63,051	54,605
Income from operations	16,157	15,394	30,353	30,640
Interest and other expense, net	9,893	8,208	19,728	15,950
Net income attributable to common stockholders	$6,264	$7,186	$10,625	$14,690
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(7,552)	$1,818	$(11,163)	$6,393
Other comprehensive (loss) income	(7,552)	1,818	(11,163)	6,393
Comprehensive (loss) income attributable to common stockholders	$(1,288)	$9,004	$(538)	$21,083
Weighted average number of common shares outstanding:
Basic	136,135,710	129,926,130	136,157,406	128,165,022
Diluted	136,161,037	129,948,432	136,182,819	128,187,423
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.06	$0.08	$0.11
Diluted	$0.05	$0.06	$0.08	$0.11
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	3,530,242	35	34,061	—	—	34,096	—	34,096
Issuance of common stock under the distribution reinvestment plan	1,080,606	11	9,909	—	—	9,920	—	9,920
Vesting of restricted stock	—	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,689)	—	—	(1,689)	—	(1,689)
Distribution and servicing fees	—	—	(374)	—	—	(374)	—	(374)
Other offering costs	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Repurchase of common stock	(917,212)	(9)	(8,411)	—	—	(8,420)	—	(8,420)
Distributions to common stockholders	—	—	—	(19,447)	—	(19,447)	—	(19,447)
Other comprehensive income	—	—	—	—	4,575	4,575	—	4,575
Net income	—	—	—	7,504	—	7,504	—	7,504
Balance, March 31, 2018	128,021,413	$1,280	$1,117,391	$(111,252)	$8,285	$1,015,704	$2	$1,015,706
Issuance of common stock	3,519,385	36	33,812	—	—	33,848	—	33,848
Issuance of common stock under the distribution reinvestment plan	1,119,736	11	10,268	—	—	10,279	—	10,279
Vesting of restricted common stock	2,250	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,540)	—	—	(1,540)	—	(1,540)
Distribution and servicing fees	—	—	(320)	—	—	(320)	—	(320)
Other offering costs	—	—	(1,259)	—	—	(1,259)	—	(1,259)
Repurchase of common stock	(1,586,090)	(16)	(14,544)	—	—	(14,560)	—	(14,560)
Distributions to common stockholders	—	—	—	(20,201)	—	(20,201)	—	(20,201)
Other comprehensive income	—	—	—	—	1,818	1,818	—	1,818
Net income	—	—	—	7,186	—	7,186	—	7,186
Balance, June 30, 2018	131,076,694	$1,311	$1,143,830	$(124,267)	$10,103	$1,030,977	$2	$1,030,979

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,122,412	12	10,373	—	—	10,385	—	10,385
Vesting of restricted stock	—	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	52	—	—	52	—	52
Other offering costs	—	—	(5)	—	—	(5)	—	(5)
Repurchase of common stock	(1,160,279)	(12)	(10,721)	—	—	(10,733)	—	(10,733)
Distributions to common stockholders	—	—	—	(21,196)	—	(21,196)	—	(21,196)
Other comprehensive loss	—	—	—	—	(3,611)	(3,611)	—	(3,611)
Net income	—	—	—	4,361	—	4,361	—	4,361
Balance, March 31, 2019	136,428,375	$1,364	$1,192,062	$(169,359)	$2,592	$1,026,659	$2	$1,026,661
Issuance of common stock under the distribution reinvestment plan	1,133,525	11	10,470	—	—	10,481	—	10,481
Vesting of restricted stock	2,250	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	42	—	—	42	—	42
Other offering costs	—	—	(284)	—	—	(284)	—	(284)
Repurchase of common stock	(1,165,436)	(11)	(10,769)	—	—	(10,780)	—	(10,780)
Distributions to common stockholders	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Other comprehensive loss	—	—	—	—	(7,552)	(7,552)	—	(7,552)
Net income	—	—	—	6,264	—	6,264	—	6,264
Balance, June 30, 2019	136,398,714	$1,364	$1,191,544	$(184,515)	$(4,960)	$1,003,433	$2	$1,003,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to common stockholders	$10,625	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,856	27,999
Amortization of deferred financing costs	1,229	1,605
Amortization of above-market leases	311	270
Amortization of below-market leases	(2,464)	(2,442)
Amortization of operating leases	224	—
Straight-line rent	(5,656)	(6,683)
Stock-based compensation	46	44
Ineffectiveness of interest rate swaps	—	77
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(358)	3,955
Accounts payable due to affiliates	(205)	118
Other assets	963	(969)
Net cash provided by operating activities	38,571	38,664

Cash flows from investing activities:
Investment in real estate	—	(126,908)
Capital expenditures	(6,169)	(12,053)
Real estate deposits paid	(10)	—
Payments of deal costs	(857)	—
Net cash used in investing activities	(7,036)	(138,961)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	67,944
Payments on notes payable	(717)	(172)
Proceeds from credit facility	15,000	90,000
Payments of deferred financing costs	(1,465)	(4,797)
Repurchase of common stock	(21,513)	(22,980)
Offering costs on issuance of common stock	(1,886)	(7,241)
Distributions to stockholders	(21,993)	(19,309)
Net cash (used in) provided by financing activities	(32,574)	103,445
Net change in cash, cash equivalents and restricted cash	(1,039)	3,148
Cash, cash equivalents and restricted cash - Beginning of period	79,527	85,747
Cash, cash equivalents and restricted cash - End of period	$78,488	$88,895
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $56 and $989, respectively	$18,907	$7,802
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$20,866	$20,199
Accrued deal costs	$322	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types, which may include equity or debt interests, including securities, in other real estate entities. As of June 30, 2019, the Company owned 62 real estate investments, consisting of 85 properties.
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
On November 27, 2017, the Company commenced its follow-on offering of up to $1,000,000,000 in shares of common stock, or the Offering, and collectively with the Initial Offering and the DRIP Offering, or the Offerings. On March 14, 2018, the Company ceased offering shares of Class T common stock in the Offering and began offering shares of Class T2 common stock on March 15, 2018. The Company continues to offer shares of Class T common stock in the DRIP Offering. The Company ceased offering shares of common stock pursuant to the Offering on November 27, 2018. At the completion of the Offering, the Company had accepted investors' subscriptions for and issued approximately 13,491,000 shares of Class A, Class I, Class T and Class T2 common stock resulting in gross proceeds of $129,308,000. The Company deregistered the remaining $870,692,000 of shares of Class A, Class I, Class T and Class T2 common stock under the Offering.
On April 11, 2019, the Company, along with Carter Validus Mission Critical REIT, Inc. (“REIT I”), the Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I (“REIT I Operating Partnership”), and Lightning Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Subject to the terms and conditions of the Merger Agreement, REIT I will merge with and into Merger Sub (the “REIT Merger”), with Merger Sub surviving the REIT Merger (the “Surviving Entity”), such that following the REIT Merger, the Surviving Entity will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I shall cease.
At the effective time of the REIT Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share (the “REIT I Common Stock”), will be converted into the right to receive:
(i)$1.00 in cash; and
(ii)0.4681 shares of the Company's Class A Common Stock, par value $0.01 per share.
In addition, each share of REIT I Common Stock, if any, then held by any wholly-owned subsidiary of REIT I or by the Company or any of its wholly-owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger (the “Combined Company”) will retain the name “Carter Validus Mission Critical REIT II, Inc.”
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
Beginning of period:	2019	2018
Cash and cash equivalents	68,360	74,803
Restricted cash	11,167	10,944
Cash, cash equivalents and restricted cash	$79,527	$85,747

End of period:
Cash and cash equivalents	66,049	73,241
Restricted cash	12,439	15,654
Cash, cash equivalents and restricted cash	$78,488	$88,895
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
Impairment of Acquired Intangible Assets
During the three months ended June 30, 2019, the Company did not record impairment of acquired intangible assets.
During the six months ended June 30, 2019, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $2,658,000, related to a healthcare tenant of the Company experiencing financial difficulties, by accelerating the amortization of the intangible asset.
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

Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. When it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. For the three and six months ended June 30, 2019, the Company recorded $125,000 and $570,000, respectively, in bad debt expenses as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Concentration of Credit Risk and Significant Leases
As of June 30, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts.
As of June 30, 2019, the Company owned real estate investments in one micropolitan statistical area, and 42 metropolitan statistical areas, or MSAs, one of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 16.6% of revenue for the six months ended June 30, 2019.
As of June 30, 2019, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the six months ended June 30, 2019.
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
In connection with entering into the Merger Agreement, on April 10, 2019, the Company's board of directors approved the Sixth Amended and Restated Share Repurchase Program (the “Sixth Amended & Restated SRP”), which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, the Company only repurchases shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by the Company's board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
During the six months ended June 30, 2019, the Company repurchased 2,325,715 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,749,624 Class A shares, 188,680 Class I shares, 382,012 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $21,513,000 (an average of $9.25 per share). During the six months ended June 30, 2018, the Company repurchased 2,503,302 Class A shares, Class I shares and Class T shares of common stock (2,212,017 Class A shares, 21,085 Class I shares and 270,200 Class T shares) for an aggregate purchase price of approximately $22,980,000 (an average of $9.18 per share).

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
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three and six months ended June 30, 2019, diluted earnings per share reflected the effect of approximately 25,000 of non-vested shares of restricted common stock that were outstanding as of such periods, and for the three and six months ended June 30, 2018 diluted earnings per share reflected the effect of approximately 22,000 of non-vested shares of restricted common stock that were outstanding as of such periods.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of June 30, 2019 and December 31, 2018, the Company operated through two reportable segments — real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 10—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive (loss) income during the current period.
The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert some of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income in the condensed consolidated statements of comprehensive (loss) income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. See additional discussion in Note 12—"Derivative Instruments and Hedging Activities."
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board, or FASB established ASC 842, by issuing ASU 2016-02, Leases, which replaces the guidance previously outlined in ASC 840, Leases. The new standard increases transparency by requiring the recognition by lessees of right-of-use, or ROU, assets and lease liabilities on the balance sheet for all leases with a term of greater than 12 months, regardless of lease classification. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
Effective January 1, 2019 the Company adopted ASC 842 , using the modified retrospective approach. Consequently, financial information is not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Further, the Company is amortizing the ROU assets and operating lease liabilities over the remaining lease term and is presenting the amortization of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the condensed consolidated statement of cash flow for the six months ended June 30, 2019. The Company elected the package of practical expedients, which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Lessor
As a lessor, the Company's recognition of rental revenue remained largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations no longer meet the definition of capitalized initial direct costs under ASU 2016-02 and are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income, and are no longer capitalized.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance, that allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606, if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and is accounting for the combined lease components under ASC 842. As a result, the Company is no longer presenting rental revenue and tenant reimbursements related to common area maintenance and other expense recoveries separately in the condensed consolidated statements of comprehensive (loss) income.
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election excludes these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and, therefore, variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $406,000 and $813,000 during the three and six months ended June 30, 2019, respectively, in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's condensed consolidated statements of comprehensive (loss) income. The adoption of this standard had no impact on the Company's net income attributable to common stockholders.
Lessee
The Company is a lessee on six ground leases, for which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The Company recognized a ROU asset and operating lease liability for the other three ground leases on the Company's condensed consolidated balance sheet due to the adoption of ASU 2016-02. See Note 5 —"Leases" for further discussion.
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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, or ASU 2018-16. ASU 2018-16 permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 was effective upon adoption of ASU 2017-12. The Company adopted ASU 2018-16 on January 1, 2019, and its provisions did not have an impact on its condensed consolidated financial statements; however, the provisions may impact existing agreements, new contracts and transactions not yet contemplated in the future.
Disclosure Update and Simplification
In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. Registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. The final rule became effective on November 5, 2018. As a result, the Company applied these changes in the presentation of the Company's condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company does not anticipate ASU 2018-13 to have a material impact to the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental and parking revenue and tenant reimbursements during the three and six months ended June 30, 2019 and 2018, are now included in rental revenue and will no longer be presented separately on the condensed consolidated statements of comprehensive (loss) income.

Note 3—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	June 30, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $50,468 and $41,143, respectively (with a weighted average remaining life of 9.5 years and 10.1 years, respectively)	$138,551		$151,135
Above-market leases, net of accumulated amortization of $1,210 and $899, respectively (with a weighted average remaining life of 4.6 years and 5.1 years, respectively)	1,399		1,710
Ground leasehold assets, net of accumulated amortization of $0 and $39, respectively (with a weighted average remaining life of 0.0 years and 83.5 years, respectively)	—	(1)	1,359
	$139,950		$154,204

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements", the Company reclassified the ground leasehold assets balance from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 9.4 years and 10.6 years as of June 30, 2019 and December 31, 2018, respectively.
Amortization of the acquired intangible assets was $5,100,000 and $4,947,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization of the acquired intangible assets was $12,895,000 and $9,641,000 for the six months ended June 30, 2019 and 2018, respectively. Of the $12,895,000 recorded for the six months ended June 30, 2019, $2,658,000 was attributable to accelerated amortization due to the impairment of an in-place lease intangible asset related to a tenant experiencing financial difficulties. Amortization of the in-place leases is included in depreciation and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 4—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	June 30, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $10,056 and $7,592, respectively (with a weighted average remaining life of 17.1 years and 17.6 years, respectively)	$55,142	$57,606
Amortization of the below-market leases was $1,232,000 and $1,221,000 for the three months ended June 30, 2019 and 2018, respectively and $2,464,000 and $2,442,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.

Note 5—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of June 30, 2019, including optional renewal periods for the six months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2019	$73,405
2020	145,673
2021	148,237
2022	149,149
2023	146,647
Thereafter	995,841
$1,658,952

Lessee
Rental Expense
The Company has six ground leases, for which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 77.8 years and 52.0 years as of June 30, 2019 and December 31, 2018, respectively.
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
The future minimum rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, for the six months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2019	$268
2020	536
2021	536
2022	536
2023	536
Thereafter	70,165
Total undiscounted rental payments	72,577
Less imputed interest	(63,823)
Total operating lease liabilities	$8,754
Due to the adoption of the of ASC 842, the Company reclassified ground leasehold assets as of January 1, 2019, from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.
As discussed in Note 2—"Summary of Significant Accounting Policies", the Company adopted ASU 2016-02, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
The following represents approximate future minimum rent payments under non-cancelable ground leases by year as of December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$123
2020	123
2021	123
2022	123
2023	123
Thereafter	2,246
Total undiscounted rental payments	$2,861
This table excludes future minimum rent payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the Company's accounting policy prior to its adoption of ASC 842 on January 1, 2019.

Note 6—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $5,153 and $4,686, respectively	$3,995	$3,053
Real estate escrow deposits	10	—
Restricted cash	12,439	11,167
Tenant receivables	5,328	6,080
Straight-line rent receivable	38,341	32,685
Prepaid and other assets	10,348	8,344
Derivative assets	801	6,204
	$71,262	$67,533
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$5,588	$9,188
Accrued interest expense	3,123	3,219
Accrued property taxes	3,770	2,309
Distributions payable to stockholders	7,074	7,317
Tenant deposits	876	875
Deferred rental income	5,619	6,647
Derivative liabilities	5,761	—
	$31,811	$29,555
Note 8—Notes Payable and Credit Facility
The Company's debt outstanding as of June 30, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Notes payable:
Fixed rate notes payable	$220,123	$220,351
Variable rate notes payable fixed through interest rate swaps	246,946	247,435
Total notes payable, principal amount outstanding	467,069	467,786
Unamortized deferred financing costs related to notes payable	(2,973)	(3,441)
Total notes payable, net of deferred financing costs	464,096	464,345
Credit facility:
Variable rate revolving line of credit	120,000	$105,000
Variable rate term loan fixed through interest rate swaps	250,000	100,000
Variable rate term loans	—	150,000
Total credit facility, principal amount outstanding	370,000	355,000
Unamortized deferred financing costs related to the term loan credit facility	(2,276)	(2,489)
Total credit facility, net of deferred financing costs	367,724	352,511
Total debt outstanding	$831,820	$816,856

Significant debt activity during the six months ended June 30, 2019 and subsequent, excluding scheduled principal payments, includes:

•	During the six months ended June 30, 2019, the Company drew $15,000,000 on its credit facility to fund share repurchases.

•
During the six months ended June 30, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which effectively fixed the London Interbank Offered Rate, or LIBOR related to $150,000,000 of the term loans of the credit facility.

•
On January 29, 2019, the Company amended the credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.

•
On April 11, 2019, the Operating Partnership, the Company and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement, which (i) increases the amount of Secured Debt that is Recourse Indebtedness from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger is consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger is consummated, if this occurs), (ii) allows, after April 27, 2019, the Operating Partnership, the Company, Merger Sub and the REIT I Operating Partnership to incur, assume or guarantee indebtedness as permitted under the KeyBank Credit Facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allows Merger Sub and REIT I Operating Partnership to be additional guarantors to the KeyBank Credit Facility.

•
On April 11, 2019, in connection with the execution of the Merger Agreement, the Operating Partnership entered into a commitment letter (the “Commitment Letter”) to obtain a senior secured bridge facility (the “Bridge Facility”) in an amount of $475,000,000. The Bridge Facility must be closed on or before the date that is six months from April 11, 2019. The funding of the Bridge Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including, but not limited to, the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter and the consummation of the REIT Merger in accordance with the Merger Agreement. The Bridge Facility will be collateralized by the Bridge Pool Properties as defined in the Commitment Letter, which will be comprised of certain, but not all, REIT I properties.

•
On April 29, 2019, KeyBank National Association ("KeyBank") and the Operating Partnership entered into the Release of Collateral Assignment of Interests, whereby KeyBank released its lien and security interest in the mortgaged properties. Therefore, effective April 29, 2019, the credit facility is unsecured.

•
On August 7, 2019, in anticipation of the merger, the Company amended its credit facility, entered into a new term loan agreement and terminated its Bridge Facility. See Note 15—"Subsequent Events" for further discussion.

The principal payments due on the notes payable and credit facility for the six months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2019	$1,306
2020	4,547
2021	155,154
2022	284,876
2023	252,710
Thereafter	138,476
$837,069

Note 9—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid the Dealer Manager selling commissions and dealer manager fees in connection with the purchase of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares of common stock that were sold in the Company's Initial Offering (primary portion of the Initial Offering only) and Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as a reduction to equity as incurred. For more information on the terms of the distribution and servicing fees that are payable with respect to Class T and Class T2 shares of common stock, please see Item 13. "Certain Relationships and Related Transactions, and Director Independence" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through June 30, 2019, the Company reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive (loss) income. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.
Asset Management Fees
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly in arrears.
Operating Expense Reimbursement
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company’s behalf are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays Carter Validus Real Estate Management Services II, LLC, or the Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.

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
Disposition Fees
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of June 30, 2019, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Upon the sale of the Company, the Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of June 30, 2019, the Company had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates.
Concurrently with the entry into the Merger Agreement, the Company, REIT I Operating Partnership,the Operating Partnership and the Advisor entered into the Third Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”), which shall become effective at the effective time of the REIT Merger. The Amended Advisory Agreement will amend the Company's existing advisory agreement, dated as of June 10, 2014, to add REIT I Operating Partnership as a party and to increase the Combined Company’s stockholder return threshold to an 8.0% cumulative return prior to the Advisor receiving any distributions of Net Sales Proceeds (as defined in the Amended Advisory Agreement).
In addition, concurrently with the entry into the Merger Agreement, the Company entered into an amendment (the “Fifth Amendment”) to the Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP (the “Partnership Agreement”), as amended, by and between the Company, which holds both general partner and limited partner interests in the Operating Partnership, and the Advisor, which holds a special limited partner interest in the Operating Partnership. The Fifth Amendment will become effective at the effective time of the REIT Merger. The purpose of the Fifth Amendment is to revise the economic interests of the Advisor by providing that the Advisor will not receive any distributions of Net Sales Proceeds (as defined in the Partnership Agreement) pursuant to the Partnership Agreement.
Subordinated Incentive Listing Fee
Upon the listing of the Company’s shares on a national securities exchange, the Advisor will receive 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of June 30, 2019, the Company had not incurred any subordinated incentive listing fees to the Advisor or its affiliates. At the effective time of the REIT Merger, the Amended Advisory Agreement will provide for an 8.0% annual cumulative, non-compounded return to investors prior to the Advisor receiving the subordinated incentive listing fee.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2019, the Company had not incurred any subordinated termination fees to the Advisor or its affiliates. At the effective time of the REIT Merger, the Amended Advisory Agreement will provide for an 8.0% annual cumulative, non-compounded return to investors prior to the Advisor receiving the subordinated distribution upon termination fee.

The following table details amounts incurred to affiliates in connection with the Company's related parties transactions as described above for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

		Incurred
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fee	Entity	2019	2018	2019	2018
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$707	$—	$1,354
Selling commissions and dealer manager fees	SC Distributors, LLC	—	1,540	—	3,229
Distribution and servicing fees	SC Distributors, LLC	(42)	320	(94)	694
Acquisition fees	Carter Validus Advisors II, LLC and its affiliates	—	1,459	—	2,478
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	3,493	3,233	6,987	6,332
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,228	1,128	2,437	2,165
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,567	442	2,121	815
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	95	431	98	431
Construction management fees	Carter Validus Real Estate Management Services II, LLC	35	62	164	173
Total		$6,376	$9,322	11,713	17,671
The following table details amounts payable to affiliates in connection with the Company's related parties transactions as described above and as of June 30, 2019 and December 31, 2018 (amounts in thousands):

		Payable
		June 30,	December 31,
Fee	Entity	2019	2018
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$89
Distribution and servicing fees	SC Distributors, LLC	8,390	10,218
Acquisition fees	Carter Validus Advisors II, LLC and its affiliates	—	32
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	1,165	1,182
Property management fees	Carter Validus Real Estate Management Services II, LLC	405	420
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	274	421
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	25
Construction management fees	Carter Validus Real Estate Management Services II, LLC	217	40
Total		$10,451	$12,427
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
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility and other assets not attributable to individual properties.
Summary information for the reportable segments during the three and six months ended June 30, 2019 and 2018, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended June 30, 2019
Revenue:
Rental revenue	$27,838	$19,099	$46,937
Expenses:
Rental expenses	(8,137)	(2,005)	(10,142)
Segment net operating income	$19,701	$17,094	36,795

Expenses:
General and administrative expenses			(1,535)
Asset management fees			(3,493)
Depreciation and amortization			(15,610)
Income from operations			16,157
Interest and other expense, net			(9,893)
Net income attributable to common stockholders			$6,264

	Data Center	Healthcare	Three Months Ended June 30, 2018
Revenue:
Rental revenue	$25,879	$18,071	$43,950
Expenses:
Rental expenses	(7,200)	(2,502)	(9,702)
Segment net operating income	$18,679	$15,569	34,248

Expenses:
General and administrative expenses			(1,339)
Asset management fees			(3,233)
Depreciation and amortization			(14,282)
Income from operations			15,394
Interest and other expense, net			(8,208)
Net income attributable to common stockholders			$7,186

	Data Centers	Healthcare	Six Months Ended June 30, 2019
Revenue:
Rental revenue	$54,515	$38,889	$93,404
Expenses:
Rental expenses	(15,102)	(4,168)	(19,270)
Segment net operating income	$39,413	$34,721	74,134

Expenses:
General and administrative expenses			(2,938)
Asset management fees			(6,987)
Depreciation and amortization			(33,856)
Income from operations			30,353
Interest and other expense, net			(19,728)
Net income attributable to common stockholders			$10,625

	Data Centers	Healthcare	Six Months Ended June 30, 2018
Revenue:
Rental revenue	$49,600	$35,645	$85,245
Expenses:
Rental expenses	(13,137)	(4,855)	(17,992)
Segment net operating income	$36,463	$30,790	67,253

Expenses:
General and administrative expenses			(2,282)
Asset management fees			(6,332)
Depreciation and amortization			(27,999)
Income from operations			30,640
Interest and other expense, net			(15,950)
Net income attributable to common stockholders			$14,690
There were no intersegment sales or transfers during the three and six months ended June 30, 2019 and 2018.
Assets by each reportable segment as of June 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	June 30, 2019	December 31, 2018
Assets by segment:
Data centers	$997,431	$1,001,357
Healthcare	883,472	900,114
All other	60,510	62,358
Total assets	$1,941,413	$1,963,829

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2019 and 2018 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Capital additions and acquisitions by segment:
Data centers	$6,019	$103,865
Healthcare	150	35,096
Total capital additions and acquisitions	$6,169	$138,961
Note 11—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $222,923,000 and $214,282,000 as of June 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $220,123,000 and $220,351,000 as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $247,635,000 and $241,739,000 as of June 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $246,946,000 and $247,435,000 as of June 30, 2019 and December 31, 2018, respectively.
Credit facility—Variable Rate—The outstanding principal of the credit facility—variable was $120,000,000 and $255,000,000, which approximated its fair value as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $252,269,000 and $96,146,000 as of June 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $250,000,000 and $100,000,000 as of June 30, 2019 and December 31, 2018, respectively
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$801	$—	$801
Total assets at fair value	$—	$801	$—	$801
Liabilities:
Derivative liabilities	$—	$5,761	$—	$5,761
Total liabilities at fair value	$—	$5,761	$—	$5,761

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$6,204	$—	$6,204
Total assets at fair value	$—	$6,204	$—	$6,204
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $292,000 will be reclassified from accumulated other comprehensive income as an increase to interest and other expense, net.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates		Maturity Dates	June 30, 2019			December 31, 2018
					Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	07/01/2016 to 04/01/2019	(1)	12/22/2020 to 04/27/2023	$496,976	$801	$(5,761)	$347,435	$6,204	$—

(1)	During the six months ended June 30, 2019, the Company entered into two interest rate swap agreements, which effectively fixed LIBOR related to $150,000,000 of the term loans of the credit facility.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive (loss) income, or OCI, in the accompanying condensed consolidated statements of comprehensive (loss) income.
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income
Three Months Ended June 30, 2019
Interest rate swaps	$(6,846)	Interest and other expense, net	$706
Total	$(6,846)		$706
Three Months Ended June 30, 2018
Interest rate swaps	$1,971	Interest and other expense, net	$153
Total	$1,971		$153
Six Months Ended June 30, 2019
Interest rate swaps	$(9,801)	Interest and other expense, net	$1,362
Total	$(9,801)		$1,362
Six Months Ended June 30, 2018
Interest rate swaps	$6,417	Interest and other expense, net	$24
Total	$6,417		$24
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2019, the fair value of derivatives in a net liability position was $5,900,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of June 30, 2019, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2019	$801	$—	$801	$(10)	$—	$791
December 31, 2018	$6,204	$—	$6,204	$—	$—	$6,204

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2019	$5,761	$—	$5,761	$(10)	$—	$5,751
December 31, 2018	$—	$—	$—	$—	$—	$—
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 13—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 and 2018 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(9,801)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,362)
Other comprehensive loss	(11,163)
Balance as of June 30, 2019	$(4,960)

Unrealized Income on Derivative Instruments
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	6,417
Amount of income reclassified from accumulated other comprehensive income to net income	(24)
Other comprehensive income	6,393
Balance as of June 30, 2018	$10,103

The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended June 30,
	2019	2018
Interest rate swap contracts	$(1,362)	$(24)	Interest and other expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2019, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 15—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid subsequent to June 30, 2019 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
July 1, 2019 (1)	Class A	$2,395	$2,048	$4,443
July 1, 2019 (1)	Class I	394	281	675
July 1, 2019 (1)	Class T	813	981	1,794
July 1, 2019 (1)	Class T2	69	93	162
		$3,671	$3,403	$7,074

August 1, 2019 (2)	Class A	$2,491	$2,110	$4,601
August 1, 2019 (2)	Class I	407	292	699
August 1, 2019 (2)	Class T	851	1,008	1,859
August 1, 2019 (2)	Class T2	71	96	167
		$3,820	$3,506	$7,326

(1)	Distributions declared to stockholders of record as of the close of business on each day of the period commencing on June 1, 2019 and ending on June 30, 2019.

(2)	Distributions declared to stockholders of record as of the close of business on each day of the period commencing on July 1, 2019 and ending on July 31, 2019.
Distributions Authorized
The following table summarizes the daily distributions approved and authorized by the board of directors of the Company subsequent to June 30, 2019 (amounts in thousands):

Authorization Date (1)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Rate
August 9, 2019	Class A	$0.001802170	6.40%
August 9, 2019	Class I	$0.001802170	7.04%
August 9, 2019	Class T	$0.001561644	5.79%
August 9, 2019	Class T2	$0.001561644	5.82%

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on September 1, 2019 and ending on September 30, 2019. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in September 2019 will be paid in October 2019. The distributions will be payable to stockholders from legally available funds therefor.

(2)	Annualized distribution rate is based on a purchase price of $10.278 per Class A share, $9.343 per Class I share, $9.840 per Class T share and $9.788 per Class T2 share.
Registration Statement on Form S-4
In connection with the REIT Merger, the Company filed an amended registration statement on Form S-4 (File No. 333-232275), declared effective by the SEC on July 16, 2019, that includes a proxy statement of REIT I and that also constitutes a prospectus of the Company. The REIT Merger is currently anticipated to close in the second half of 2019.
Amended and Restated Credit Facility
On August 7, 2019, in anticipation of the REIT Merger, the Company and certain of the Company’s subsidiaries entered into the Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KeyBank National Association (“KeyBank”) as Administrative Agent for the lenders, to amend the borrower from Operating Partnership to the Company. As a result, the Operating Partnership became a guarantor, and, upon consummation of the REIT Merger, REIT I Operating Part nership and Merger Sub will also become guarantors under the A&R Credit Agreement. The A&R Credit Agreement increases the maximum commitments available under the credit facility from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Company's right to one, 12-month extension period, and a $280,000,000 term loan, with a maturity date of April 27, 2023. The annual interest rate under the A&R Credit Agreement is coterminous with the current credit facility.
In addition, the A&R Credit Agreement removes certain security language related to restrictions on indebtedness and restrictions on liens, amends the "Change of Control" language, as defined in the A&R Credit Agreement, adds certain language describing the process required to determine a replacement index in anticipation of the discontinuance of LIBOR rate loans; and allows the Company, upon consummation of the REIT Merger, to add certain, but not all, REIT I real estate properties to be included to the "Pool Properties," as defined in the A&R Credit Agreement.
Term Loan and Bridge Facility Termination
Simultaneously with the A&R Credit Agreement’s execution, on August 7, 2019, the Company and certain of the Company’s subsidiaries entered into the Senior Unsecured Term Loan Agreement (the “Term Loan”) with KeyBank as Administrative Agent for the lenders for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan is pari passu with the A&R Credit Agreement. The Term Loan is anticipated to be funded upon the consummation of the REIT Merger, subject to the satisfaction of the Merger Effectiveness Conditions, as described in the Term Loan. In the event the REIT Merger is not consummated, the Company has the right to terminate entirely the commitments under the Term Loan, subject to certain provisions outlined in the Term Loan. Upon the closing of the Term Loan, on August 7, 2019, the Company terminated its Bridge Facility.

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
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on a regular basis. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Certain statements regarding future estimates and expectations may not be applicable to the extent the REIT Merger is completed.
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
As of June 30, 2019, we had accepted investors’ subscriptions for and issued approximately 145,646,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,418,047,000, before share repurchases of $85,327,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,289,000.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2019, we had purchased 62 real estate investments, consisting of 85 properties, comprising approximately 5,815,000 of gross rental square feet for an aggregate purchase price of approximately $1,828,418,000.
On June 12, 2019, Todd M. Sakow resigned as our Chief Operating Officer and Secretary, effective immediately. In connection with Mr. Sakow's resignation, the board of directors elected Kay C. Neely to serve as our Secretary, effective as of June 12, 2019.
Pending Merger with Carter Validus Mission Critical REIT, Inc.
On April 11, 2019, we, along with Carter Validus Mission Critical REIT, Inc. (“REIT I”), our Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I (“REIT I Operating Partnership”), and Lightning Merger Sub, LLC, our wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Subject to the terms and conditions of the Merger Agreement, REIT I will merge with and into Merger Sub (the “REIT Merger”), with Merger Sub surviving the REIT Merger (the “Surviving Entity”), such that following the REIT Merger, the Surviving Entity will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I shall cease.
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

(i)$1.00 in cash; and
(ii)0.4681 shares of our Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
In addition, each share of REIT I Common Stock, if any, then held by any wholly-owned subsidiary of REIT I or by us or any of our wholly-owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger or the Combined Company, will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended or the Code.
In connection with the REIT Merger, the Company filed an amended registration statement on Form S-4 (File No. 333-232275), declared effective by the SEC on July 16, 2019, that includes a proxy statement of REIT I and that also constitutes a prospectus of the Company. The REIT Merger is currently anticipated to close in the second half of 2019.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2019 and 2018:

	June 30,
	2019	2018
Number of operating real estate properties	85	74
Leased square feet	5,631,000	5,321,000
Weighted average percentage of rentable square feet leased	97%	98%
The following table summarizes our real estate activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating real estate properties acquired	—	3	—	5
Aggregate purchase price of acquired real estate properties	$—	$74,821,000	$—	$126,908,000
Leased square feet	—	133,000	—	241,000
This section describes and compares our results of operations for the three and six months ended June 30, 2019 and 2018. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change

Same store rental revenue	$36,739	$37,063	$(324)
Non-same store rental revenue	4,088	370	3,718
Same store tenant reimbursements	5,501	6,083	(582)
Non-same store tenant reimbursements	526	62	464
Other operating income	83	372	(289)
Total rental revenue	$46,937	$43,950	$2,987

•
Same store rental revenue decreased primarily due to not recognizing rental revenue during the three months ended June 30, 2019, from a tenant who was experiencing financial difficulties and whose lease was terminated on June 25, 2019, offset by an increase in same store rental revenue related to entering into certain lease amendments at one of our properties during the three months ended June 30, 2019.

•
Same store tenant reimbursements, which is a non-GAAP metric, decreased primarily due to the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, or ASU 2018-20, related to real estate taxes, coupled with the write-offs related to tenant reimbursements due to a tenant experiencing financial difficulties.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 13 operating properties and placing one development property in service since April 1, 2018.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change

Same store rental expenses	$9,536	$9,631	$(95)
Non-same store rental expenses	606	71	535
General and administrative expenses	1,535	1,339	196
Asset management fees	3,493	3,233	260
Depreciation and amortization	15,610	14,282	1,328
Total expenses	$30,780	$28,556	$2,224

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes, offset by a gross-up of ground lease rental payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the adoption of ASC 842 on January 1, 2019. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 13 operating properties and placing one development property in service since April 1, 2018.

•
General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our shareholders' accounts, an increase in administrative and payroll costs in connection with our Company's growth, offset by a decrease in acquisition costs associated with real estate investments not consummated.

•	Asset management fees increased due to an increase in our real estate properties since April 1, 2018.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since April 1, 2018.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$(5,218)	$(5,246)	$28
Interest on credit facility	(4,218)	(2,695)	(1,523)
Amortization of deferred financing costs	(623)	(849)	226
Cash deposits interest	133	67	66
Capitalized interest	33	515	(482)
Total interest and other expense, net	(9,893)	(8,208)	(1,685)

•	Interest on the credit facility increased due to an increase in the weighted average outstanding principal balance on the credit facility, coupled with an increase in interest rates.

•	Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties due to placing one development property in service since April 1, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change

Same store rental revenue	$69,800	$70,647	$(847)
Non-same store rental revenue	11,708	2,478	9,230
Same store tenant reimbursements	9,965	11,291	(1,326)
Non-same store tenant reimbursements	1,751	447	1,304
Other operating income	180	382	(202)
Total rental revenue	$93,404	$85,245	$8,159

•
Same store rental revenue decreased primarily due to the write-off of straight-line rent of $0.5 million and write-offs of uncollectible rental revenue of $0.6 million related to a tenant who was experiencing financial difficulties and whose lease was terminated on June 25, 2019, partially offset by an increase in same store rental revenue related to entering into certain lease amendments at one of our properties during the six months ended June 30, 2019.

•
Same store tenant reimbursements, which is a non-GAAP metric, decreased primarily due to the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, or ASU 2018-20, related to real estate taxes, coupled with the write-offs related to tenant reimbursements due to a tenant experiencing financial difficulties.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 15 operating properties and placing one development property in service since January 1, 2018.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change

Same store rental expenses	$16,366	$16,999	$(633)
Non-same store rental expenses	2,904	993	1,911
General and administrative expenses	2,938	2,282	656
Asset management fees	6,987	6,332	655
Depreciation and amortization	33,856	27,999	5,857
Total expenses	$63,051	$54,605	$8,446

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes, coupled with a decrease of utility costs, as a result of a lease termination at one of our properties, offset by a gross-up of ground lease rental payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the adoption of ASC 842 on January 1, 2019. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 15 operating properties and placing one development property in service since January 1, 2018.

•
General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our shareholders' accounts, an increase in administrative and payroll costs in connection with our Company's growth, offset by a decrease in acquisition costs associated with real estate investments not consummated.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2018.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2018, coupled with the acceleration of amortization recorded in the amount of $2.7 million during the six months ended June 30, 2019, related to one in-place lease intangible asset due to a tenant experiencing financial difficulties.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$(10,393)	$(10,445)	$52
Interest on credit facility	(8,415)	(5,015)	(3,400)
Amortization of deferred financing costs	(1,229)	(1,605)	376
Cash deposits interest	253	126	127
Capitalized interest	56	989	(933)
Total interest and other expense, net	$(19,728)	$(15,950)	$(3,778)

•	Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on the credit facility, coupled with an increase in interest rates.

•	Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties due to placing one development property in service since January 1, 2018.
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
Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, the credit facility and other borrowings.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on the credit facility, as well as secured and unsecured borrowings from banks and other lenders.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the credit facility, proceeds from secured or unsecured borrowings from banks or other lenders and funds equal to amounts reinvested in the DRIP.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on the credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $4.6 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2019, we had $4.8 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2019, we had approximately $66.0 million in cash and cash equivalents. For the six months ended June 30, 2019, we paid capital expenditures of $6.2 million that primarily related to two data center properties.
Credit Facility
As of June 30, 2019, the maximum commitments available under the credit facility were $700,000,000, consisting of a $450,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our Operating Partnership's right to one, 12-month extension period, and a $250,000,000 term loan, with a maturity date of April 27, 2023.
Generally, the proceeds of loans made under the credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
On January 29, 2019, we amended the credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total debt and clarifying certain covenants related to restrictions on indebtedness and restrictions on liens.
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
In addition, the Consent and Second Amendment to the KeyBank Credit Facility (i) increases the amount of Secured Debt that is Recourse Indebtedness (as defined in the KeyBank Credit Facility) from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger is consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger is consummated, if this occurs), (ii) allows, after April 27, 2019, us, our Operating Partnership, Merger Sub and the REIT I Operating Partnership to incur, assume or guarantee indebtedness as permitted under the KeyBank Credit Facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allows Merger Sub and REIT I Operating Partnership to be additional guarantors to the KeyBank Credit Facility.
On April 29, 2019, KeyBank and REIT II Operating Partnership entered into the Release of Collateral Assignment of Interests, whereby KeyBank released its lien and security interest in the mortgaged properties. Therefore, effective April 29, 2019, the credit facility is unsecured. We were in compliance with all financial covenant requirements under the credit facility at June 30, 2019.
On August 7, 2019, in anticipation to the REIT Merger, the Company and certain of the Company’s subsidiaries entered into the Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KeyBank National Association (“KeyBank”) as Administrative Agent for the lenders, to amend the borrower from Operating Partnership to Carter Validus Mission Critical REIT II, Inc. (“REIT II”). As a result, Operating Partnership became a guarantor, and, upon consu mmation of the REIT Merger, REIT I Operating Partnership and Merger Sub will collectively become guarantors of the A&R Credit Agreement.
The A&R Credit Agreement increases the maximum commitments available under the credit facility from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Company's right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. The annual interest rate under the A&R Credit Agreement is coterminous with the current credit facility.
In addition, the A&R Credit Agreement removes certain security language related to restrictions on indebtedness and restrictions on liens, amends the Change of Control language, as defined in the A&R Credit Agreement, adds certain language describing the process required to determine a replacement index in anticipation of the discontinuance of LIBOR rate loans; and allows, upon consummation of the merger, to add certain, but not all, REIT I real estate properties to be included to the Pool Properties, as defined in the A&R Credit Agreement.
Simultaneously with the A&R Credit Agreement’s execution, on August 7, 2019, the Company and certain of the Company’s subsidiaries entered into the Senior Unsecured Term Loan Agreement (the “Term Loan”) with KeyBank as Administrative Agent for the lenders for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan is pari passu with the A&R Credit Agreement. The Term Loan is anticipated to be funded upon the consummation of the REIT Merger, subject to the satisfaction of the Merger Effectiveness Conditions, as described in the Term Loan. In the event the merger is not consummated, the Company has the right to terminate entirely the commitments under the Term Loan, subject to certain provisions outlined in the Term Loan. Upon the closing of the Term Loan, on August 7, 2019, the Company terminated its Bridge Facility.
As of June 30, 2019, we had a total pool availability under the credit facility of $523,783,000 and an aggregate outstanding principal balance of $370,000,000; therefore, $153,783,000 was available to be drawn under the credit facility.
Cash Flows
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$38,571	$38,664	$(93)
Net cash used in investing activities	$(7,036)	$(138,961)	$131,925
Net cash (used in) provided by financing activities	$(32,574)	$103,445	$(136,019)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to rent not being collected during the three months ended June 30, 2019 from a tenant who was experiencing financial difficulties and whose lease terminated on June 25, 2019, offset by an increase in rental revenues resulting from the acquisition of operating properties in the second half of the year 2018 and increase in rental revenue related to entering into certain lease amendments at one of our properties.

Investing Activities

•
Net cash used in investing activities decreased primarily due to a decrease in acquisition of real estate properties, coupled with a decrease in capital projects during the six months ended June 30, 2019, offset by an increase in costs incurred in connection with the REIT Merger.

Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from the credit facility as a result of the decrease in acquisition of real estate properties, coupled with a decrease in proceeds from issuance of common stock due to the termination of our offering.

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
We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019		2018
Distributions paid in cash - common stockholders	$21,993		$19,309
Distributions reinvested (shares issued)	20,866		20,199
Total distributions	$42,859		$39,508
Source of distributions:
Cash flows provided by operations (1)	$21,993	51%	$19,309	49%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	20,866	49%	20,199	51%
Total sources	$42,859	100%	$39,508	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of June 30, 2019, were approximately $7.1 million for common stockholders. These distributions were paid on July 1, 2019.
For the six months ended June 30, 2019, we declared and paid distributions of approximately $42.9 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2019 of approximately $44.5 million, which covered 100% of our distributions paid during such period.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2019, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2019, we had approximately $837.1 million of principal debt outstanding, of which $467.1 million related to notes payable and $370.0 million related to the credit facility. See Note 8—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2019, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,125	$76,519	$25,216	$117,263	$220,123
Interest payments—fixed rate debt	9,536	17,372	11,737	13,697	52,342
Principal payments—variable rate debt fixed through interest rate swap agreements	2,230	185,246	309,470	—	496,946
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	21,655	40,095	9,789	—	71,539
Principal payments—variable rate debt	—	120,000	—	—	120,000
Interest payments—variable rate debt (2)	5,508	10,098	—	—	15,606
Capital expenditures	4,641	752	319	—	5,712
Ground lease payments	536	1,072	1,072	69,897	72,577
Total	$45,231	$451,154	$357,603	$200,857	$1,054,845

(1)	We used the fixed rates under our interest rate swap agreements as of June 30, 2019, to calculate the debt payment obligations in future periods.

(2)	We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreement as of June 30, 2019, to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements.
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
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive (loss) income and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$6,264	$7,186	$10,625	$14,690
Adjustments:
Depreciation and amortization (1)	15,610	14,282	33,856	27,999
FFO attributable to common stockholders	$21,874	$21,468	$44,481	$42,689
Adjustments:
Amortization of intangible assets and liabilities (2)	(1,077)	(1,085)	(2,153)	(2,172)
Amortization of operating leases	111	—	224	—
Straight-line rent (3)	(2,982)	(3,372)	(5,656)	(6,683)
Ineffectiveness of interest rate swaps	—	38	—	77
MFFO attributable to common stockholders	$17,926	$17,049	$36,896	$33,911
Weighted average common shares outstanding - basic	136,135,710	129,926,130	136,157,406	128,165,022
Weighted average common shares outstanding - diluted	136,161,037	129,948,432	136,182,819	128,187,423
Net income per common share - basic	$0.05	$0.06	$0.08	$0.11
Net income per common share - diluted	$0.05	$0.06	$0.08	$0.11
FFO per common share - basic	$0.16	$0.17	$0.33	$0.33
FFO per common share - diluted	$0.16	$0.17	$0.33	$0.33

(1)
During the six months ended June 30, 2019, we wrote off one in-place lease intangible asset in the amount of approximately $2.7 million by accelerating the amortization of the intangible asset related to a tenant that is experiencing financial difficulties.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the six months ended June 30, 2019, we wrote off approximately $0.5 million of straight-line rent related to a tenant that is experiencing financial difficulties. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of June 30, 2019 (amounts in thousands):

June 30, 2019
Notes payable:
Fixed rate notes payable	$220,123
Variable rate notes payable fixed through interest rate swaps	246,946
Total notes payable	467,069
Credit facility:
Variable rate revolving line of credit	120,000
Variable rate term loan fixed through interest rate swaps	250,000
Total credit facility	370,000
Total principal debt outstanding (1)	$837,069

(1)	As of June 30, 2019, the weighted average interest rate on our total debt outstanding was 4.4%.
As of June 30, 2019, $120.0 million of the $837.1 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.6% per annum. As of June 30, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $0.6 million per year.
As of June 30, 2019, we had 15 interest rate swap agreements outstanding, which mature on various dates from December 2020 to April 2023, with an aggregate notional amount under the swap agreements of $497.0 million. As of June 30, 2019, the aggregate settlement value was $(5.1) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to $1.5 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2019, our cash flows provided by operations of approximately $38.6 million was a shortfall of approximately $4.3 million, or 10.0%, of our distributions paid (total distributions were approximately $42.9 million, of which $22.0 million was cash and $20.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6% of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
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
As of June 30, 2019, we owned 62 real estate investments, located in 42 metropolitan statistical areas, or MSAs, and one micropolitan statistical area, one of which accounted for 10.0% or more of our revenue for the six months ended June 30, 2019. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 16.6% of our revenue for the six months ended June 30, 2019. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of June 30, 2019, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the six months ended June 30, 2019.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the six months ended June 30, 2019, approximately 13.7% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 30.0% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 56.3% of our total rental revenue was derived from tenants that were not rated. Approximately 16.4% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of June 30, 2019, we had one tenant that experienced a deterioration in its creditworthiness.
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
Completion of the REIT Merger is subject to many conditions and if these conditions are not satisfied or waived, the REIT Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the REIT Merger. The mutual conditions of the parties include, among others: (i) the approval by the REIT I stockholders of the REIT Merger and (ii) the absence of any law, order or injunction that would prohibit, restrain, enjoin or make illegal the consummation of the REIT Merger or any judgment, order, decree, award, ruling, decision, verdict, subpoena, injunction or settlement entered, issued, made or rendered by, or any consent agreement, memorandum of understanding or other contract with, any governmental entity of a court of competent jurisdiction in effect preventing, restraining or enjoining the consummation of the REIT Merger. In addition, each party’s obligation to consummate the REIT Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the REIT Merger that has had or is reasonably likely to have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the REIT Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
There can be no assurance that the conditions to closing of the REIT Merger will be satisfied or waived or that the REIT Merger will be completed. Failure to consummate the REIT Merger may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company will incur certain transaction costs, regardless of whether the proposed merger closes, which could adversely affect each company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the REIT Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company, respectively. In addition, REIT I or the Company may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the REIT Merger is not completed by the January 31, 2020 (the “Outside Date”).
The pendency of the REIT Merger, including as a result of the restrictions on the operation of REIT I’s and the Company’s business during the period between signing the Merger Agreement and the completion of the REIT Merger, could adversely affect the business and operations of REIT I, the Company, or both.
In connection with the pending REIT Merger, some business partners or vendors of each of REIT I and the Company may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of REIT I and the Company, regardless of whether the REIT Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of REIT I and the Company may be unable, during the pendency of the REIT Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
In certain circumstances, either of REIT I or the Company may terminate the Merger Agreement.
REIT I or the Company may terminate the Merger Agreement if the REIT Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the REIT I stockholders. In addition, REIT I has the right to terminate the Merger Agreement at any time prior to obtaining the necessary approvals of the REIT I stockholders in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (as such terms are defined in the Merger Agreement). Finally, the Company has the right to terminate the Merger Agreement at any time prior to obtaining the approvals of the REIT I stockholders, upon an Adverse Recommendation Change or upon the commencement of a tender offer or exchange offer for any shares of REIT I common stock that constitutes an Acquisition Proposal (as such term is defined in the Merger Agreement, and other than by the Company or any of its affiliates) and REIT I’s board of directors fails to recommend against acceptance of such tender offer or exchange offer and to publicly reaffirm REIT I’s board of directors recommendation after being requested to do so by REIT I.
The Company and REIT I each expect to incur substantial expenses related to the REIT Merger.
The Company and REIT I each expect to incur substantial expenses in connection with completing the REIT Merger and integrating the properties and operations of REIT I that the Company is acquiring with those of the Company. While REIT I and the Company each has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses, including an acquisition fee of approximately $24,035,000 payable to the Company’s advisor, associated with the REIT Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the REIT Merger.
An adverse judgment in a lawsuit challenging the REIT Merger may prevent the REIT Merger from becoming effective or from becoming effective within the expected timeframe.
If any purported stockholder files a lawsuit challenging the REIT Merger, the Company cannot assure you as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the REIT Merger on the agreed-upon terms, such an injunction may prevent the completion of the REIT Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.
If and when the Combined Company completes a Liquidity Event, the market value ascribed to the shares of common stock of the Combined Company upon the Liquidity Event may be significantly lower than the estimated net asset value per share of the Company considered by REIT I’s board of directors in approving and recommending the REIT Merger.
In approving and recommending the REIT Merger, REIT I’s board of directors considered, among other things, the most recent estimated value per share of REIT I and the Company as determined by their respective boards of directors with the assistance of their respective third party valuation experts. The estimated value per share of the Company’s Class A common stock will not be immediately updated in connection with the consummation of the REIT Merger. In the event that the Combined Company completes a Liquidity Event after consummation of the REIT Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such Liquidity Event may be significantly lower than the current estimated value considered by REIT I’s board of directors and the estimated value per share of the Company that may be reflected on the account statements of stockholders of the Combined Company after consummation of the REIT Merger. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the REIT Merger, the trading price of the shares may be significantly lower than the current the Company’s Class A common stock estimated value per share of $9.25.
The Combined Company will have substantial indebtedness upon completion of the REIT Merger.
In connection with the REIT Merger, the Combined Company will assume and/or refinance certain indebtedness of REIT I and will be subject to risks associated with debt financing, including a risk that the Combined Company’s cash flow could be insufficient to meet required payments on its debt. After giving effect to the REIT Merger, the Combined Company’s total pro forma consolidated indebtedness will increase.
The Combined Company’s indebtedness could have important consequences to holders of its common stock and preferred stock, if any, including REIT I stockholders who receive the Company’s Class A common stock in the REIT Merger, including:

•	vulnerability of the Combined Company to general adverse economic and industry conditions;

•	limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry; and

•	putting the Combined Company at a disadvantage compared to its competitors with less indebtedness.
If the Combined Company defaults under a mortgage loan, it would automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans.
The Combined Company cannot assure you that it will be able to continue paying distributions at or above the rates currently paid by REIT I and the Company.
The stockholders of the Combined Company may not receive distributions at the same rate they received distributions as REIT I stockholders and as the Company stockholders following the REIT Merger for various reasons, including the following:

•	the Combined Company may not have enough cash to pay such distributions due to changes in the Combined Company’s cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Combined Company’s board of directors, which reserves the right to change the Company’s current distribution practices at any time and for any reason;

•	the Combined Company may desire to retain cash to maintain or improve its credit ratings; and

•
the amount of distributions that the Combined Company’s subsidiaries may distribute to the Combined Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur

Stockholders of the Combined Company will have no contractual or other legal right to distributions that have not been authorized by the Combined Company’s board of directors and declared by the Combined Company.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger is conditioned on the receipt by each of REIT I and the Company of an opinion of its counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each REIT I stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the sum of the cash plus the fair market value of the shares of the Company’s Class A common stock) received by the REIT I stockholder in the REIT Merger; and (ii) the REIT I stockholder’s adjusted tax basis in its REIT I common stock.
If the Combined Company internalizes its management functions following the REIT Merger, the percentage of the outstanding common stock owned by stockholders of the Combined Company could be reduced, and the Combined Company could incur other significant costs associated with being self-administered.
In the future, the board of directors of the Combined Company may consider internalizing the functions performed for the Combined Company and its advisor. The method by which the Combined Company could internalize these functions could take many forms, including without limitation, acquiring its advisor. There is no assurance that internalizing the Combined Company’s management functions would be beneficial to the Combined Company and its stockholders. Any internalization transaction could result in significant payments to the owners of the Combined Company’s advisor, including in the form of stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of the advisor. Additionally, the Combined Company may not realize the perceived benefits, may not be able to properly integrate a new staff of managers and employees or may not be able to effectively replicate the services provided previously by the advisor, property manager, or their affiliates. Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, the Combined Company could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for the Combined Company to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on the Combined Company’s results of operations, financial condition and ability to pay distributions to its stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2019, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
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
As of June 30, 2019, we had issued approximately $145.6 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1.4 billion, of which we paid $96.7 million in selling commissions and dealer manager fees, incurred approximately $27.3 million in organization and offering costs and paid approximately $37.0 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations or, if our cash flow from operations is not sufficient to pay the distribution and servicing fee, from borrowings in anticipation of future cash flow.
With the net offering proceeds and associated borrowings, we acquired $1.8 billion in real estate investments as of June 30, 2019. In addition, we invested $63.8 million in capital improvements related to certain real estate investments.
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
In connection with the execution of the Merger Agreement, on April 10, 2019, our board of directors approved the Sixth Amended and Restated Share Repurchase Program, or the Sixth Amended & Restated SRP, which became effective on May 11, 2019 and applied beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, we only repurchase shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.

During the three months ended June 30, 2019, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 2019	1,156,234	9.25	—	$—
May 2019	5,581	$9.23	—	$—
June 2019	3,621	$9.25	—	$—
Total	1,165,436		—
During the three months ended June 30, 2019, we repurchased approximately $10,780,000 of Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
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

10.6
Fourth Amended and Restated Credit Facility Agreement, dated August 7, 2019 by and among Carter Validus Mission Critical REIT II, Inc, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, Capital One, National Association, BBVA USA, an Alabama Banking Corporation f/k/a Compass Bank and Suntrust Bank, as Co-Syndication Agents and Keybanc Capital Markets, Inc., BBVA USA, an Alabama Banking Corporation, Capital One, National Association, and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and Fifth Third Bank and Hancock Bank, as Co-Documentation Agents (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.7
Fourth Amended and Restated Contribution Agreement, dated August 7, 2019 by and among Carter Validus Mission Critical REIT II, Inc., the Borrower, Carter Validus Operating Partnership II, LP, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.8
Fourth Amended and Restated Unconditional Guaranty of Payment and Performance, dated August 7, 2019, from Carter Validus Operating Partnership II, LP, et al for the benefit of KeyBank National Association (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.9
Fourth Amended and Restated Subordination of Advisory Fees, dated August 7, 2019, by and among Carter Validus Mission Critical REIT II, Inc., the Borrower, Carter Validus Operating Partnership II, LP and KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.10
Term Loan Agreement, dated August 7, 2019 by and among Carter Validus Mission Critical REIT II, Inc., as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, BBVA USA, an Alabama Banking Corporation, BMO Capital Markets, Capital One, National Association and Suntrust Bank,, as Co-Syndication Agents and Keybanc Capital Markets, Inc., BMO Capital Markets, BBVA USA, an Alabama Banking Corporation, Capital One, National Association, and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and BMO Harris Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.11
Contribution Agreement (Term Loan), dated August 7, 2019 by and among Carter Validus Mission Critical REIT II, Inc., the Borrower, Carter Validus Operating Partnership II, LP, Inc. and its Subsidiary Guarantors, collectively the Initial Guarantors, and each additional guarantor that may hereafter become a party to this agreement (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.12
Unconditional Guaranty of Payment and Performance (Term Loan), dated August 7, 2019, from Carter Validus Operating Partnership II, LP, et al for the benefit of KeyBank National Association (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

10.13
Subordination of Advisory Fees (Term Loan), dated August 7, 2019, by and among Carter Validus Mission Critical REIT II, Inc., the Borrower, Carter Validus Operating Partnership II, LP and KeyBank National Association, as Agent (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K/A(File No. 000-55435) filed on August 13, 2019, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)