Form 10-Q
period 2019-09-30
Carter Validus Mission Critical REIT II, Inc.
filed 2019-11-13
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 8, 2019, there were approximately 166,779,000 shares of Class A common stock, 12,636,000 shares of Class I common stock, 38,750,000 shares of Class T common stock and 3,497,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Real estate:
Land	$247,351	$246,790
Buildings and improvements, less accumulated depreciation of $112,138 and $84,594, respectively	1,444,110	1,426,942
Total real estate, net	1,691,461	1,673,732
Cash and cash equivalents	67,969	68,360
Acquired intangible assets, less accumulated amortization of $56,004 and $42,081, respectively	142,643	154,204
Right-of-use assets - operating leases	13,665	—
Other assets, net	73,631	67,533
Total assets	$1,989,369	$1,963,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,736 and $3,441, respectively	$463,770	$464,345
Credit facility, net of deferred financing costs of $3,088 and $2,489, respectively	436,912	352,511
Accounts payable due to affiliates	9,592	12,427
Accounts payable and other liabilities	35,643	29,555
Acquired intangible liabilities, less accumulated amortization of $10,976 and $7,592, respectively	53,701	57,606
Operating lease liabilities	10,485	—
Total liabilities	1,010,103	916,444
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized; 146,803,214 and 143,412,353 shares issued, respectively; 137,438,343 and 136,466,242 shares outstanding, respectively	1,374	1,364
Additional paid-in capital	1,200,917	1,192,340
Accumulated distributions in excess of earnings	(215,943)	(152,421)
Accumulated other comprehensive (loss) income	(7,083)	6,100
Total stockholders’ equity	979,265	1,047,383
Noncontrolling interests	1	2
Total equity	979,266	1,047,385
Total liabilities and stockholders’ equity	$1,989,369	$1,963,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Rental revenue	$48,063	$45,518	$141,467	$130,760
Expenses:
Rental expenses	10,740	9,447	30,010	27,439
General and administrative expenses	2,239	1,244	5,177	3,526
Asset management fees	3,540	3,323	10,527	9,655
Depreciation and amortization	16,254	14,849	50,110	42,848
Impairment loss on real estate	13,000	—	13,000	—
Total expenses	45,773	28,863	108,824	83,468
Income from operations	2,290	16,655	32,643	47,292
Interest and other expense, net	11,920	8,938	31,648	24,885
Net (loss) income attributable to common stockholders	$(9,630)	$7,717	$995	$22,407
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(2,123)	$972	$(13,286)	$7,365
Other comprehensive (loss) income	(2,123)	972	(13,286)	7,365
Comprehensive (loss) income attributable to common stockholders	$(11,753)	$8,689	$(12,291)	$29,772
Weighted average number of common shares outstanding:
Basic	137,063,509	132,467,127	136,461,135	129,614,816
Diluted	137,063,509	132,491,755	136,484,303	129,637,967
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.07)	$0.06	$0.01	$0.17
Diluted	$(0.07)	$0.06	$0.01	$0.17
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	3,530,242	35	34,061	—	—	34,096	—	34,096
Issuance of common stock under the distribution reinvestment plan	1,080,606	11	9,909	—	—	9,920	—	9,920
Vesting of restricted stock	—	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,689)	—	—	(1,689)	—	(1,689)
Distribution and servicing fees	—	—	(374)	—	—	(374)	—	(374)
Other offering costs	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Repurchase of common stock	(917,212)	(9)	(8,411)	—	—	(8,420)	—	(8,420)
Distributions to common stockholders	—	—	—	(19,447)	—	(19,447)	—	(19,447)
Other comprehensive income	—	—	—	—	4,575	4,575	—	4,575
Net income	—	—	—	7,504	—	7,504	—	7,504
Balance, March 31, 2018	128,021,413	$1,280	$1,117,391	$(111,252)	$8,285	$1,015,704	$2	$1,015,706
Issuance of common stock	3,519,385	36	33,812	—	—	33,848	—	33,848
Issuance of common stock under the distribution reinvestment plan	1,119,736	11	10,268	—	—	10,279	—	10,279
Vesting of restricted common stock	2,250	—	22	—	—	22	—	22
Commissions on sale of common stock and related dealer manager fees	—	—	(1,540)	—	—	(1,540)	—	(1,540)
Distribution and servicing fees	—	—	(320)	—	—	(320)	—	(320)
Other offering costs	—	—	(1,259)	—	—	(1,259)	—	(1,259)
Repurchase of common stock	(1,586,090)	(16)	(14,544)	—	—	(14,560)	—	(14,560)
Distributions to common stockholders	—	—	—	(20,201)	—	(20,201)	—	(20,201)
Other comprehensive income	—	—	—	—	1,818	1,818	—	1,818
Net income	—	—	—	7,186	—	7,186	—	7,186
Balance, June 30, 2018	131,076,694	$1,311	$1,143,830	$(124,267)	$10,103	$1,030,977	$2	$1,030,979
Issuance of common stock	3,104,445	31	29,311	—	—	29,342	—	29,342
Issuance of common stock under the distribution reinvestment plan	1,124,068	11	10,309	—	—	10,320	—	10,320
Vesting of restricted stock	6,750	—	23	—	—	23	—	23
Commissions on sale of common stock and related dealer manager fees	—	—	(844)	—	—	(844)	—	(844)
Distribution and servicing fees	—	—	292	—	—	292	—	292
Other offering costs	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Repurchase of common stock	(1,063,816)	(11)	(9,755)	—	—	(9,766)	—	(9,766)
Distributions to common stockholders	—	—	—	(20,814)	—	(20,814)	—	(20,814)
Other comprehensive income	—	—	—	—	972	972	—	972
Net income	—	—	—	7,717	—	7,717	—	7,717
Balance, September 30, 2018	134,248,141	$1,342	$1,172,134	$(137,364)	$11,075	$1,047,187	$2	$1,047,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,122,412	12	10,373	—	—	10,385	—	10,385
Vesting of restricted stock	—	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	52	—	—	52	—	52
Other offering costs	—	—	(5)	—	—	(5)	—	(5)
Repurchase of common stock	(1,160,279)	(12)	(10,721)	—	—	(10,733)	—	(10,733)
Distributions to common stockholders	—	—	—	(21,196)	—	(21,196)	—	(21,196)
Other comprehensive loss	—	—	—	—	(3,611)	(3,611)	—	(3,611)
Net income	—	—	—	4,361	—	4,361	—	4,361
Balance, March 31, 2019	136,428,375	$1,364	$1,192,062	$(169,359)	$2,592	$1,026,659	$2	$1,026,661
Issuance of common stock under the distribution reinvestment plan	1,133,525	11	10,470	—	—	10,481	—	10,481
Vesting of restricted stock	2,250	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	42	—	—	42	—	42
Other offering costs	—	—	(284)	—	—	(284)	—	(284)
Repurchase of common stock	(1,165,436)	(11)	(10,769)	—	—	(10,780)	—	(10,780)
Distributions to common stockholders	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Other comprehensive loss	—	—	—	—	(7,552)	(7,552)	—	(7,552)
Net income	—	—	—	6,264	—	6,264	—	6,264
Balance, June 30, 2019	136,398,714	$1,364	$1,191,544	$(184,515)	$(4,960)	$1,003,433	$2	$1,003,435
Issuance of common stock under the distribution reinvestment plan	1,125,174	11	10,398	—	—	10,409	—	10,409
Vesting of restricted stock	7,500	—	18	—	—	18	—	18
Distribution and servicing fees	—	—	5	—	—	5	—	5
Other offering costs	—	—	(188)	—	—	(188)	—	(188)
Repurchase of common stock	(93,045)	(1)	(860)	—	—	(861)	—	(861)
Distributions to common stockholders	—	—	—	(21,798)	—	(21,798)	—	(21,798)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(2,123)	(2,123)	—	(2,123)
Net loss	—	—	—	(9,630)	—	(9,630)	—	(9,630)
Balance, September 30, 2019	137,438,343	$1,374	$1,200,917	$(215,943)	$(7,083)	$979,265	$1	$979,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to common stockholders	$995	$22,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,110	42,848
Amortization of deferred financing costs	1,876	2,205
Amortization of above-market leases	467	404
Amortization of below-market leases	(3,905)	(3,662)
Operating leases	365	—
Impairment loss on real estate	13,000	—
Straight-line rent	(8,440)	(10,009)
Stock-based compensation	64	67
Ineffectiveness of interest rate swaps	—	28
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(316)	6,349
Accounts payable due to affiliates	(150)	133
Other assets	(1,526)	(3,450)
Net cash provided by operating activities	52,540	57,320
Cash flows from investing activities:
Investment in real estate	(69,830)	(141,380)
Capital expenditures	(6,978)	(13,351)
Real estate deposits paid	—	(600)
Payments of deal costs	(1,016)	—
Net cash used in investing activities	(77,824)	(155,331)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	97,286
Payments on notes payable	(1,280)	(260)
Proceeds from credit facility	85,000	90,000
Payments of deferred financing costs	(1,385)	(4,800)
Repurchase of common stock	(22,374)	(32,746)
Offering costs on issuance of common stock	(2,825)	(10,054)
Distributions to stockholders	(33,329)	(29,673)
Distributions to noncontrolling interests	(1)	—
Net cash provided by financing activities	23,806	109,753
Net change in cash, cash equivalents and restricted cash	(1,478)	11,742
Cash, cash equivalents and restricted cash - Beginning of period	79,527	85,747
Cash, cash equivalents and restricted cash - End of period	$78,049	$97,489
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $69 and $1,171, respectively	$30,248	$23,583
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$31,275	$30,519
Credit facility revolving loan to term loan conversion	$30,000	$—
Accrued deal costs	$1,966	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests, including securities, in other real estate entities. As of September 30, 2019, the Company owned 64 real estate investments, consisting of 90 properties.
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
On April 11, 2019, the Company, along with Carter Validus Mission Critical REIT, Inc., or REIT I, the Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I, or REIT I Operating Partnership, and Lightning Merger Sub, LLC, a wholly-owned subsidiary of the Company, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Pursuant to the terms and conditions of the Merger Agreement, on October 4, 2019, REIT I merged with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity continues as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased. The combined company after the REIT Merger, or the Combined Company, retained the name “Carter Validus Mission Critical REIT II, Inc.” See Note 16—"Subsequent Events" for further discussion. See Note 16—"Subsequent Events" for further discussion.
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries through the quarter ended September 30, 2019, and does not take into account the REIT Merger or the Contributions (as defined in Note 10—"Related-Party Transactions and Arrangements"). See Note 16—"Subsequent Events" for further discussion.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted cash held in escrow and restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 7—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
Beginning of period:	2019	2018
Cash and cash equivalents	68,360	74,803
Restricted cash	11,167	10,944
Cash, cash equivalents and restricted cash	$79,527	$85,747

End of period:
Cash and cash equivalents	67,969	84,789
Restricted cash	10,080	12,700
Cash, cash equivalents and restricted cash	$78,049	$97,489
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
Impairment of Real Estate
During the three and nine months ended September 30, 2019, real estate assets related to one healthcare property were determined to be impaired due to a tenant of the property, which was experiencing financial difficulty, vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. The early lease termination was executed subsequent to September 30, 2019. The aggregate carrying amount of the assets of $40,266,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive (loss) income. During the three and nine months ended September 30, 2018, no impairment losses were recorded on real estate. See Note 12—"Fair Value" for further discussion.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three and nine months ended September 30, 2019, the Company wrote off one below-market lease intangible liability in the amount of approximately $212,000, by accelerating the amortization of the acquired intangible liability related to the healthcare segment.
During the three and nine months ended September 30, 2019, the Company recognized impairments of in-place lease intangible assets in the amount of approximately $537,000 and $3,195,000, respectively, by accelerating the amortization of the acquired intangible assets related to the healthcare segment.
During the three and nine months ended September 30, 2018, no impairment losses were recorded on acquired intangible assets or intangible liabilities.
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
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. When it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. For the three and nine months ended September 30, 2019, the Company recorded $85,000 and $655,000, respectively, in bad debt expenses as a reduction of rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Concentration of Credit Risk and Significant Leases
As of September 30, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of September 30, 2019, the Company owned real estate investments in one micropolitan statistical area and 45 metropolitan statistical areas, or MSAs, one of which accounted for 10.0% or more of revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 16.9% of revenue for the nine months ended September 30, 2019.
As of September 30, 2019, the Company had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the nine months ended September 30, 2019.
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
In connection with entering into the Merger Agreement, on April 10, 2019, the Company's board of directors approved the Sixth Amended and Restated Share Repurchase Program, or the Sixth Amended & Restated SRP, which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, the Company only repurchases shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by the Company's board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
On October 2, 2019, in connection with the REIT Merger, the Company's board of directors approved an amended share repurchase program, or the Amended SRP. The Amended SRP will apply to all eligible stockholders, beginning with repurchases made on the first quarter repurchase date of 2020, which is expected to be January 30, 2020. See Note 16—"Subsequent Events" for further discussion.
During the nine months ended September 30, 2019, the Company repurchased 2,418,760 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,816,319 Class A shares, 189,947 Class I shares, 407,095 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $22,374,000 (an average of $9.25 per share). During the nine months ended September 30, 2018, the Company repurchased 3,567,118 Class A shares, Class I shares and Class T shares of common stock (3,202,255 Class A shares, 49,528 Class I shares and 315,335 Class T shares) for an aggregate purchase price of approximately $32,746,000 (an average of $9.18 per share).
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

Earnings Per Share
The Company calculates basic earnings per share by dividing net (loss) income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended September 30, 2019, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a net loss attributable to common stockholders, which would make potentially dilutive shares related to non-vested shares of restricted common stock, antidilutive. For the nine months ended September 30, 2019, diluted earnings per share reflected the effect of approximately 23,000 of non-vested shares of restricted common stock that were outstanding as of such period. For the three and nine months ended September 30, 2018, diluted earnings per share reflected the effect of approximately 25,000 and 23,000 of non-vested shares of restricted common stock, respectively.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2019 and December 31, 2018, the Company operated through two reportable segments — real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reportable segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 11—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments at fair value as assets and liabilities on its condensed consolidated balance sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive (loss) income during such period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive (loss) income in the condensed consolidated statements of comprehensive (loss) income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transactions affect earnings. See additional discussion in Note 13—"Derivative Instruments and Hedging Activities."
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
Effective January 1, 2019, the Company adopted ASC 842, using the modified retrospective approach. Consequently, financial information is not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Further, the Company reduces the ROU assets and operating lease liabilities over the remaining lease term and presents the reduction of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the condensed consolidated statement of cash flow for the nine months ended September 30,

2019. The Company elected the package of practical expedients, which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Lessor
As a lessor, the Company's recognition of rental revenue remained largely unchanged. Additionally, the Company capitalizes initial direct costs related to lease negotiations. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations no longer meet the definition of capitalized initial direct costs under ASU 2016-02 and are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income, and are no longer capitalized.
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
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election excludes these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and, therefore, variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $393,000 and $1,199,000 during the three and nine months ended September 30, 2019, respectively, in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's condensed consolidated statements of comprehensive (loss) income. The adoption of this standard had no impact on the Company's net (loss) income attributable to common stockholders.
Lessee
The Company is a lessee on ten ground leases, of which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The Company recognized a ROU asset and operating lease liability for the other seven ground leases on the Company's condensed consolidated balance sheet due to the adoption of ASU 2016-02. See Note 6—"Leases" for further discussion.
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

Disclosure Update and Simplification
In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. Registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q, but only for the year-to-date periods in registration statements. The final rule became effective on November 5, 2018. As a result, the Company applied these changes in the presentation of the Company's condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental and parking revenue and tenant reimbursements during the three and nine months ended September 30, 2019 and 2018, are now included in rental revenue and will no longer be presented separately on the condensed consolidated statements of comprehensive (loss) income.
Note 3—Real Estate Investments
During the nine months ended September 30, 2019, the Company purchased two real estate investments, the 2019 Acquisitions, consisting of five properties, all of which were determined to be asset acquisitions. Upon the acquisition of the 2019 Acquisitions, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land, buildings and improvements, tenant improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2019 Acquisitions during the nine months ended September 30, 2019:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Bryant Healthcare Facility	8/16/2019	100%	$4,408
TAM Healthcare Facilities (1)	9/19/2019	100%	65,443
Total			$69,851

(1)	The TAM Healthcare Facilities consists of four properties.

The following table summarizes the Company's purchase price allocation of the 2019 Acquisitions during the nine months ended September 30, 2019, (amounts in thousands):

Total
Land	$647
Buildings and improvements	55,654
In-place leases	8,337
Tenant improvements	3,038
Ground leasehold assets	2,175
Total assets acquired	$69,851
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $1,717,000 related to the 2019 Acquisitions during the three and nine months ended September 30, 2019, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. For the nine months ended September 30, 2019, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2019 Acquisitions during such period.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	September 30, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $54,638 and $41,143, respectively (with a weighted average remaining life of 9.6 years and 10.1 years, respectively)	$141,400		$151,135
Above-market leases, net of accumulated amortization of $1,366 and $899, respectively (with a weighted average remaining life of 4.3 years and 5.1 years, respectively)	1,243		1,710
Ground leasehold assets, net of accumulated amortization of $0 and $39, respectively (with a weighted average remaining life of 0.0 years and 83.5 years, respectively)	—	(1)	1,359
	$142,643		$154,204

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," the Company reclassified the ground leasehold assets balance from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 9.5 years and 10.6 years as of September 30, 2019 and December 31, 2018, respectively.
Amortization of the acquired intangible assets was $5,644,000 and $5,102,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization of the acquired intangible assets was $18,539,000 and $14,743,000 for the nine months ended September 30, 2019 and 2018, respectively. Of the $5,644,000 and $18,539,000 recorded for the three and nine months ended September 30, 2019, respectively, $537,000 and $3,195,000, respectively, were attributable to accelerated amortization due to the impairment of two in-place lease intangible assets. Amortization of the in-place leases is included in depreciation and amortization and the above-market leases are recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.

Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	September 30, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $10,976 and $7,592, respectively (with a weighted average remaining life of 17.0 years and 17.6 years, respectively)	$53,701	$57,606
Amortization of the below-market leases was $1,441,000 and $1,220,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,905,000 and $3,662,000 for the nine months ended September 30, 2019 and 2018, respectively. Of the $1,441,000 and $3,905,000 recorded for the three and nine months ended September 30, 2019, respectively, $212,000 was attributable to accelerated amortization of a below-market lease intangible liability. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of September 30, 2019, including optional renewal periods for the three months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount (1)
Three months ending December 31, 2019	$37,450
2020	150,633
2021	153,242
2022	154,253
2023	151,853
Thereafter	1,059,102
$1,706,533

(1)
The table above includes the total future minimum rent in the amount of $2,212,000 from a tenant, whose original lease expiration date was September 30, 2022. On November 8, 2019, the Company and the tenant entered into an early termination agreement, which will have a lease termination date of December 31, 2019.

Lessee
Rental Expense
The Company has ten ground leases, for which three do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. During the three and nine months ended September 30, 2019, the Company entered into four ground lease agreements for an aggregate present value of future rent payments of $1,722,000. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 69.9 years and 27.2 years as of September 30, 2019 and December 31, 2018, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates, or IBR, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBR considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBR is appropriate for the intended use of the underlying ground lease. As a result, the weighted average adjusted incremental borrowing rates ranged between 5.6% and 6.6%.
The future minimum rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, for the three months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2019	$134
2020	536
2021	536
2022	536
2023	536
Thereafter	81,982
Total undiscounted rental payments	84,260
Less imputed interest	(73,775)
Total operating lease liabilities	$10,485
Due to the adoption of the of ASC 842, the Company reclassified ground leasehold assets as of January 1, 2019, from acquired intangible assets and liabilities, to right-of-use assets - operating leases within the condensed consolidated balance sheet.
As discussed in Note 2—"Summary of Significant Accounting Policies," the Company adopted ASU 2016-02, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
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
Note 7—Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $5,408 and $4,686, respectively	$2,858	$3,053
Restricted cash	10,080	11,167
Tenant receivables	7,135	6,080
Straight-line rent receivable	41,125	32,685
Prepaid and other assets	12,000	8,344
Derivative assets	433	6,204
	$73,631	$67,533

Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$7,770	$9,188
Accrued interest expense	3,224	3,219
Accrued property taxes	3,248	2,309
Distributions payable to stockholders	7,127	7,317
Tenant deposits	875	875
Deferred rental income	5,883	6,647
Derivative liabilities	7,516	—
	$35,643	$29,555
Note 9—Notes Payable and Credit Facility
The Company's debt outstanding as of September 30, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	September 30, 2019	December 31, 2018
Notes payable:
Fixed rate notes payable	$219,850	$220,351
Variable rate notes payable fixed through interest rate swaps	246,656	247,435
Total notes payable, principal amount outstanding	466,506	467,786
Unamortized deferred financing costs related to notes payable	(2,736)	(3,441)
Total notes payable, net of deferred financing costs	463,770	464,345
Credit facility:
Variable rate revolving line of credit	160,000	$105,000
Variable rate term loan fixed through interest rate swaps	250,000	100,000
Variable rate term loans	30,000	150,000
Total credit facility, principal amount outstanding	440,000	355,000
Unamortized deferred financing costs related to the term loan credit facility	(3,088)	(2,489)
Total credit facility, net of deferred financing costs	436,912	352,511
Total debt outstanding	$900,682	$816,856
Significant debt activity during the nine months ended September 30, 2019 and subsequent, excluding scheduled principal payments, includes:

•	During the nine months ended September 30, 2019, the Company drew $85,000,000 on its credit facility to fund share repurchases and the 2019 Acquisitions.

•
During the nine months ended September 30, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which effectively fixed the London Interbank Offered Rate, or LIBOR, related to $150,000,000 of the term loans of its credit facility.

•
On January 29, 2019, the Company amended its credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt and clarified certain covenants related to restrictions on indebtedness and restrictions on liens.

•
On April 11, 2019, the Operating Partnership, the Company and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement, which (i) increased the amount of Secured Debt that is Recourse Indebtedness from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger was consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger was consummated), (ii) allowed, after April 27, 2019, the Operating Partnership, the Company, Merger Sub and the REIT I Operating Partnership to incur, assume or guarantee indebtedness as permitted under the Company's credit facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allowed Merger Sub and REIT I Operating Partnership to be additional guarantors to the the Company's credit facility.

•
On April 11, 2019, in connection with the execution of the Merger Agreement, the Operating Partnership entered into a commitment letter, or the Commitment Letter, to obtain a senior secured bridge facility, or the Bridge Facility, in an amount of $475,000,000. Upon the closing of the Term Loan (defined below), on August 7, 2019, the Company terminated its Bridge Facility.

•
On April 29, 2019, KeyBank National Association, or KeyBank, and the Operating Partnership entered into the Release of Collateral Assignment of Interests, whereby KeyBank released its lien and security interest in the mortgaged properties. Therefore, effective April 29, 2019, the Company's credit facility is unsecured.

•
On August 7, 2019, in anticipation of the REIT Merger, the Company and certain of the Company’s subsidiaries entered into the Fourth Amended and Restated Credit Agreement, or the A&R Credit Agreement, with KeyBank to amend the borrower from the Operating Partnership to the Company. The A&R Credit Agreement increases the maximum commitments available under the Company's credit facility from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Company's right to one, 12-month extension period, and a $280,000,000 term loan, with a maturity date of April 27, 2023. In addition, the A&R Credit Agreement allows the Company, upon consummation of the REIT Merger, to add certain, but not all, REIT I real estate properties to be included to the "Pool Properties," as defined in the A&R Credit Agreement.

•
On August 7, 2019, as a result of entering into the A&R Credit Agreement, the Company converted $30,000,000 of its variable rate revolving line of credit under its credit facility to a variable rate term loan under its credit facility.

•
Simultaneously with the A&R Credit Agreement’s execution, on August 7, 2019, the Company and certain of the Company’s subsidiaries entered into the Senior Unsecured Term Loan Agreement, or the Term Loan, with KeyBank, for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024, which was closed at the date of the REIT Merger on October 4, 2019. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan is pari passu with the A&R Credit Agreement. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.

•
In connection with the REIT Merger, on October 3, 2019, the Operating Partnership, the Company, certain of the Company's subsidiaries, and KeyBank entered into the First Amendment to the A&R Credit Agreement and the First Amendment to the Term Loan (together, the "First Amendments to the Unsecured Credit Facility"). The First Amendments to the Unsecured Credit Facility allow for the Contributions (as defined in Note 16—"Subsequent Events") by amending and adding certain language in the A&R Credit Agreement and Term Loan Agreement in order to conform to the contemplated organizational structure following the REIT Merger.

The principal payments due on the notes payable and credit facility for the three months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2019	$711
2020	4,547
2021	155,186
2022	324,876
2023	282,710
Thereafter	138,476
$906,506
Note 10—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid the Dealer Manager selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in the Company's Initial Offering (primary portion of the Initial Offering only) and Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as a reduction to equity as incurred. For more information on the terms of the distribution and servicing fees that are payable with respect to Class T and Class T2 shares of common stock, please see Item 13. "Certain Relationships and Related Transactions, and Director Independence" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through September 30, 2019, the Company reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.
Asset Management Fees
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly, in arrears.
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
Disposition Fees
The Company will pay its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of September 30, 2019, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Prior to the completion of the REIT Merger, upon the sale of the Company, the Advisor would have received 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of September 30, 2019, the Company had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement (as defined and described in Note 16—"Subsequent Events"), which became effective immediately following the Contributions (as defined in Note 16—"Subsequent Events") does not provide for the payment of a subordinated participation in net sales proceeds to the Advisor or its affiliates.
The A&R CVOP II Partnership Agreement (as defined and described in Note 16—"Subsequent Events") became effective following completion of the Contributions, and provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger. See Note 16—"Subsequent Events" for further discussion.
Subordinated Incentive Listing Fee
Prior to the completion of the REIT Merger, upon the listing of the Company’s shares on a national securities exchange, the Advisor would have received 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of September 30, 2019, the Company had not incurred any subordinated incentive listing fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated incentive listing fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). See Note 16—"Subsequent Events" for further discussion.
Subordinated Distribution Upon Termination Fee
Prior to the completion of the REIT Merger, upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor would have been entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. As of September 30, 2019, the Company had not incurred any subordinated termination fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated termination fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon the termination of the Fourth A&R Advisory Agreement (unless such termination is by the Company because of a material breach of the Fourth A&R Advisory Agreement or occurs upon a change of control). See Note 16—"Subsequent Events" for further discussion.

The following table details amounts incurred in connection with the Company's related parties transactions as described above for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

		Incurred
		Three Months Ended September 30,		Nine Months Ended September 30,
Fee	Entity	2019	2018	2019	2018
Distribution and servicing fees	SC Distributors, LLC	$(5)	$(292)	$(99)	$402
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	1,366	282	1,366	2,769
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	3,540	3,323	10,527	9,655
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,195	1,123	3,632	3,282
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	766	620	3,246	1,779
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	42	98	473
Construction management fees	Carter Validus Real Estate Management Services II, LLC	(14)	30	150	203
Total		$6,848	$5,128	$18,920	$18,563
The following table details amounts payable to affiliates in connection with the Company's related parties transactions as described above and as of September 30, 2019 and December 31, 2018 (amounts in thousands):

		Payable
		September 30, 2019	December 31, 2018
Fee	Entity
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$89
Distribution and servicing fees	SC Distributors, LLC	7,521	10,218
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	3	32
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	1,210	1,182
Property management fees	Carter Validus Real Estate Management Services II, LLC	389	420
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	299	421
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	25
Construction management fees	Carter Validus Real Estate Management Services II, LLC	170	40
Total		$9,592	$12,427
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
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net (loss) income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net (loss) income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net (loss) income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility and other assets not attributable to individual properties.
Summary information for the reportable segments during the three and nine months ended September 30, 2019 and 2018, is as follows (amounts in thousands):

	Data Center	Healthcare	Three Months Ended September 30, 2019
Revenue:
Rental revenue	$28,230	$19,833	$48,063
Expenses:
Rental expenses	(8,414)	(2,326)	(10,740)
Segment net operating income	$19,816	$17,507	37,323

Expenses:
General and administrative expenses			(2,239)
Asset management fees			(3,540)
Depreciation and amortization			(16,254)
Impairment loss on real estate - healthcare			(13,000)
Income from operations			2,290
Interest and other expense, net			(11,920)
Net loss attributable to common stockholders			$(9,630)

	Data Center	Healthcare	Three Months Ended September 30, 2018
Revenue:
Rental revenue	$26,843	$18,675	$45,518
Expenses:
Rental expenses	(6,893)	(2,554)	(9,447)
Segment net operating income	$19,950	$16,121	36,071

Expenses:
General and administrative expenses			(1,244)
Asset management fees			(3,323)
Depreciation and amortization			(14,849)
Income from operations			16,655
Interest and other expense, net			(8,938)
Net income attributable to common stockholders			$7,717

	Data Centers	Healthcare	Nine Months Ended September 30, 2019
Revenue:
Rental revenue	$82,745	$58,722	$141,467
Expenses:
Rental expenses	(23,516)	(6,494)	(30,010)
Segment net operating income	$59,229	$52,228	111,457

Expenses:
General and administrative expenses			(5,177)
Asset management fees			(10,527)
Depreciation and amortization			(50,110)
Impairment loss on real estate - healthcare			(13,000)
Income from operations			32,643
Interest and other expense, net			(31,648)
Net income attributable to common stockholders			$995

	Data Centers	Healthcare	Nine Months Ended September 30, 2018
Revenue:
Rental revenue	$76,443	$54,317	$130,760
Expenses:
Rental expenses	(20,030)	(7,409)	(27,439)
Segment net operating income	$56,413	$46,908	103,321

Expenses:
General and administrative expenses			(3,526)
Asset management fees			(9,655)
Depreciation and amortization			(42,848)
Income from operations			47,292
Interest and other expense, net			(24,885)
Net income attributable to common stockholders			$22,407
There were no intersegment sales or transfers during the three and nine months ended September 30, 2019 and 2018.
Assets by each reportable segment as of September 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

	September 30, 2019	December 31, 2018
Assets by segment:
Data centers	$987,141	$1,001,357
Healthcare	935,549	900,114
All other	66,679	62,358
Total assets	$1,989,369	$1,963,829

Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2019 and 2018 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Capital additions and acquisitions by segment:
Data centers	$6,801	$104,532
Healthcare	70,007	50,199
Total capital additions and acquisitions	$76,808	$154,731
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $225,916,000 and $214,282,000 as of September 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $219,850,000 and $220,351,000 as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $248,021,000 and $241,739,000 as of September 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $246,656,000 and $247,435,000 as of September 30, 2019 and December 31, 2018, respectively.
Credit facility—Variable Rate—The outstanding principal of the credit facility—variable was $190,000,000 and $255,000,000, which approximated its fair value as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $253,321,000 and $96,146,000 as of September 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $250,000,000 and $100,000,000 as of September 30, 2019 and December 31, 2018, respectively.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$433	$—	$433
Total assets at fair value	$—	$433	$—	$433
Liabilities:
Derivative liabilities	$—	$7,516	$—	$7,516
Total liabilities at fair value	$—	$7,516	$—	$7,516

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$6,204	$—	$6,204
Total assets at fair value	$—	$6,204	$—	$6,204
Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the three and nine months ended September 30, 2019, real estate assets related to one healthcare property with an aggregate carrying amount of $40,266,000 were determined to be impaired and the carrying value of the property was reduced to its estimated fair value of $27,266,000. The fair value of the Company's impaired real estate assets was estimated using significant other observable inputs based on market activity. The Company used a market valuation approach, using comparable properties to estimate the fair value. Based upon these inputs, the Company determined that its valuation of the property using a market approach model is classified within Level 2 of the fair value hierarchy.
During the three and nine months ended September 30, 2018, no impairment losses were recorded on real estate.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of September 30, 2019 (amounts in thousands):

	September 30, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses (1)
Real estate assets	$—	$27,266	$—	$27,266	$13,000

(1)	Total losses are included in impairment loss on real estate in the condensed consolidated statements of comprehensive (loss) income.
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

Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
On January 1, 2019, the Company adopted ASU 2017-12. As a result of the adoption of ASU 2017-12, the cumulative ineffectiveness gain of $103,000 previously recognized on existing cash flow hedges was reclassified to accumulated other comprehensive income (loss) from accumulated distributions in excess of earnings. See Note 2—"Summary of Significant Accounting Policies" for additional information regarding ASU 2017-12.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,320,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest and other expense, net.
See Note 12—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates		Maturity Dates	September 30, 2019			December 31, 2018
					Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	07/01/2016 to 04/01/2019	(1)	12/22/2020 to 04/27/2023	$496,656	$433	$(7,516)	$347,435	$6,204	$—

(1)
During the nine months ended September 30, 2019, the Company entered into two interest rate swap agreements, which effectively fixed LIBOR related to $150,000,000 of the term loans of the credit facility.

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
The table below summarizes the amount of (loss) income recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net (Loss) Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net (Loss) Income
Three Months Ended September 30, 2019
Interest rate swaps	$(1,701)	Interest and other expense, net	$422
Total	$(1,701)		$422
Three Months Ended September 30, 2018
Interest rate swaps	$1,276	Interest and other expense, net	$304
Total	$1,276		$304
Nine Months Ended September 30, 2019
Interest rate swaps	$(11,502)	Interest and other expense, net	$1,784
Total	$(11,502)		$1,784
Nine Months Ended September 30, 2018
Interest rate swaps	$7,693	Interest and other expense, net	$328
Total	$7,693		$328

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2019, the fair value of derivatives in a net liability position was $7,845,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of September 30, 2019, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2019 and December 31, 2018 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2019	$433	$—	$433	$(10)	$—	$423
December 31, 2018	$6,204	$—	$6,204	$—	$—	$6,204

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2019	$7,516	$—	$7,516	$(10)	$—	$7,506
December 31, 2018	$—	$—	$—	$—	$—	$—
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 14—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(11,502)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,784)
Other comprehensive loss	(13,286)
Balance as of September 30, 2019	$(7,083)

Unrealized Income on Derivative Instruments
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	7,693
Amount of income reclassified from accumulated other comprehensive income to net income	(328)
Other comprehensive income	7,365
Balance as of September 30, 2018	$11,075
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive (Loss) Income
	Nine Months Ended September 30,
	2019	2018
Interest rate swap contracts	$(1,784)	$(328)	Interest and other expense, net
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2019, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid on October 1, 2019, for the period from September 1, 2019 through September 30, 2019 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
October 1, 2019	Class A	$2,442	$2,034	$4,476
October 1, 2019	Class I	402	278	680
October 1, 2019	Class T	836	972	1,808
October 1, 2019	Class T2	70	93	163
		$3,750	$3,377	$7,127
The following table summarizes the Company's distributions paid on November 4, 2019, for the period from October 1, 2019 through October 31, 2019 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
November 4, 2019	Class A	$5,160	$1,681	$6,841
November 4, 2019	Class I	327	225	552
November 4, 2019	Class T	644	747	1,391
November 4, 2019	Class T2	54	71	125
		$6,185	$2,724	$8,909

Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to September 30, 2019:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
October 2, 2019	Class A	$0.001369863	$0.50
October 2, 2019	Class I	$0.001369863	$0.50
October 2, 2019	Class T	$0.001116438	$0.41
October 2, 2019	Class T2	$0.001116438	$0.41

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
October 28, 2019	Class A	$0.001369863	$0.50
October 28, 2019	Class I	$0.001369863	$0.50
October 28, 2019	Class T	$0.001116438	$0.41
October 28, 2019	Class T2	$0.001116438	$0.41

Authorization Date (3)	Common Stock	Daily Distribution Rate (3)	Annualized Distribution Per Share
November 7, 2019	Class A	$0.001369863	$0.50
November 7, 2019	Class I	$0.001369863	$0.50
November 7, 2019	Class T	$0.001116438	$0.41
November 7, 2019	Class T2	$0.001116438	$0.41

Authorization Date (4)	Common Stock	Daily Distribution Rate (4)	Annualized Distribution Per Share
November 7, 2019	Class A	$0.001366120	$0.50
November 7, 2019	Class I	$0.001366120	$0.50
November 7, 2019	Class T	$0.001113388	$0.41
November 7, 2019	Class T2	$0.001113388	$0.41

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on October 4, 2019, the date of the REIT Merger, and ending on October 31, 2019. The distributions were calculated based on 365 days in the calendar year. The distributions declared for each record date in October 2019 were paid in November 2019. The distributions paid to stockholders were from legally available funds therefor.

(2)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on November 1, 2019 and ending on November 30, 2019. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in November 2019 will be paid in December 2019. The distributions will be payable to stockholders from legally available funds therefor.

(3)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on December 1, 2019 and ending on December 31, 2019. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in December 2019 will be paid in January 2020. The distributions will be payable to stockholders from legally available funds therefor.

(4)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on January 1, 2020 and ending on February 29, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in January 2020 and February 2020 will be paid in February 2020 and March 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.

REIT Merger
Completion of REIT Merger
On October 4, 2019, pursuant to the terms and conditions of the Merger Agreement, REIT I merged with and into Merger Sub, with Merger Sub surviving the REIT Merger, such that following the REIT Merger, the Surviving Entity continued as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased. The Combined Company retained the name “Carter Validus Mission Critical REIT II, Inc.”
At the effective time of the REIT Merger, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share, or the REIT I Common Stock, was converted into the right to receive:

(i)	$1.00 in cash; and

(ii)	0.4681 shares of the Company's Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
The total consideration transferred for the REIT Merger to REIT I stockholders was approximately $952.8 million consisting of $178.8 million in cash and $774.0 million in equity. The Company determined the REIT Merger transaction to be an asset acquisition. Following the REIT Merger, as of October 4, 2019, the Company is comprised of 150 healthcare and data center properties in one micropolitan statistical area and 69 MSAs, encompassing approximately 8.7 million rentable square feet, with a weighted average remaining lease term of 10.1 years. The real estate portfolio of the Combined Company as of the effective time of the REIT Merger represented approximately $3.2 billion of total real estate investments.
Amendments to CVREIT II Advisory Agreement
On April 11, 2019, concurrently with the execution of the Merger Agreement, the Company, Carter/Validus Operating Partnership, LP, or CVOP, the Operating Partnership and the Advisor entered into the Third Amended and Restated CVREIT II Advisory Agreement, or the Third A&R CVREIT II Advisory Agreement, which became effective as of the effective time of the REIT Merger.
First Amendment to Third A&R CVREIT II Advisory Agreement
On October 3, 2019, the Company, CVOP, the Operating Partnership and the Advisor entered into the First Amendment to the Third A&R CVREIT II Advisory Agreement, or the First Amendment, which became effective on October 4, 2019, simultaneously with the effectiveness of the Third A&R CVREIT II Advisory Agreement at the effective time of the REIT Merger. The purpose of the First Amendment was to clarify that any subordinated fees payable to the Advisor under the Third A&R CVREIT II Advisory Agreement will be offset by any distributions the Advisor or any of its affiliates receives as a special limited partner of the Operating Partnership or CVOP.
Fourth A&R CVREIT II Advisory Agreement
Following the completion of the Contributions (as defined herein), on October 4, 2019, the Company, the Operating Partnership and the Advisor entered into the Fourth Amended and Restated Advisory Agreement, or the Fourth A&R CVREIT II Advisory Agreement, in order to, among other things, clarify that CVOP will not be a party to the Fourth A&R CVREIT II Advisory Agreement and that any subordinated fees the Advisor would have received under the Third A&R CVREIT II Advisory Agreement would be made to the Advisor in its capacity as a special limited partner of the Operating Partnership pursuant to the A&R CVOP II Partnership Agreement (as defined herein).
Amendments to CVOP II Operating Partnership Agreement
Fifth Amendment to CVOP II Operating Partnership Agreement
Concurrent with the execution of the Merger Agreement, the Company entered into an amendment, or the Fifth Amendment, to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, by and between the Company and the Advisor, as amended, or the CVOP II Partnership Agreement. The purpose of the Fifth Amendment was to revise the economic interests of the Advisor by providing that the Advisor would not receive any subordinated distributions as a special limited partner of the Operating Partnership. The Fifth Amendment was to become effective as of the effective time of the REIT Merger.
Sixth Amendment to CVOP II Operating Partnership Agreement
On October 3, 2019, the Company and the Advisor entered into the Sixth Amendment to CVOP II Partnership Agreement, or the Sixth Amendment. The purpose of the Sixth Amendment is to rescind the Fifth Amendment in its entirety such that the revisions to the CVOP II Partnership Agreement set forth in the Fifth Amendment did not go into effect.

A&R CVOP II Partnership Agreement
Following the completion of the Contributions (as defined herein), on October 4, 2019, the Company and the Advisor entered into the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, or the A&R CVOP II Partnership Agreement. The A&R CVOP II Partnership Agreement amends and restates the CVOP II Partnership Agreement in order to, among other things, amend the provisions related to distributions payable to the Advisor upon a Listing (as defined in the A&R CVOP II Partnership Agreement), termination of the Fourth A&R Advisory Agreement (unless such termination is by the Company because of a material breach of the Fourth A&R Advisory Agreement or occurs upon a change of control), and upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
Omnibus Assignment and Amendment to Property Management and Leasing Agreements
On October 4, 2019, immediately prior to the effective time of the REIT Merger, pursuant to the Omnibus Assignment and Amendment to the Property Management and Leasing Agreements, or the Assignment Amendment, the Property Manager, as assignee, or the Assignee, acquired, and Carter Validus Real Estate Management Services, LLC, as assignor, or the Assignor, assigned, transferred, conveyed, and delivered to the Assignee, all of the Assignor's rights, titles, and interests in the Property Management and Leasing Agreements by and among the Assignor and CVOP's wholly-owned subsidiaries. Therefore, the Assignee, the property manager for the Company, will act as the property manager and leasing agent for the properties the Company acquired in the REIT Merger.
Operating Partnership Contribution
On October 4, 2019, following completion of the REIT Merger, the Advisor purchased all of Carter/Validus Advisors, LLC's, or CVREIT Advisor, units of ownership interest in CVOP, or OP Units, and all of CVREIT Advisor's rights and entitlements as a partner of CVOP, or the CVREIT II Advisor OP Unit Purchase, for an aggregate purchase price of $1,066, pursuant to that certain Partnership Interest Purchase Agreement, or the Purchase Agreement, by and between the Advisor, as buyer, and CVREIT Advisor, as Seller, dated October 4, 2019. On October 4, 2019, CVOP, the Company, the Operating Partnership, the Advisor, Merger Sub, and CVOP Partner, LLC, or CVOP Partner, a wholly owned subsidiary of the Operating Partnership, entered into a contribution agreement, or the Contribution Agreement, whereby effective on October 4, 2019, following the CVREIT II Advisor OP Unit Purchase, (i) Merger Sub and the Advisor, each a Contributor, and together, the Contributors, each contributed to the Operating Partnership all of their interests in CVOP and the Operating Partnership acquired from the Contributors all of the Contributors’ right, title and interest in CVOP in exchange for limited partnership interests in the Operating Partnership, and (ii) the Operating Partnership contributed to CVOP Partner all of its limited OP Units, or collectively, the Contributions.
Amended and Restated CVOP Partnership Agreement
Following the completion of the Contributions, on October 4, 2019, the Operating Partnership, as the general partner of CVOP, and CVOP Partner, as the limited partner of CVOP, entered into the First Amended and Restated Agreement of Limited Partnership of CVOP, or the A&R CVOP Partnership Agreement. The primary purpose of the A&R CVOP Partnership Agreement is to provide for the allocation of CVOP’s profits and losses and distributions of cash and other assets of CVOP to the Operating Partnership as general partner and CVOP Partner as limited partner of CVOP.
Share Repurchase Program
On October 2, 2019, the board of directors of the Company approved the Amended SRP for the Combined Company following the REIT Merger. The Amended SRP will apply beginning with repurchases made on the first quarter repurchase date of 2020, which is expected to be January 30, 2020. For purposes of determining whether any former CVREIT stockholder qualifies for participation under the Amended SRP, former CVREIT stockholders will receive full credit for the time they held CVREIT common stock prior to the closing of the REIT Merger. Subject to the terms and limitations of the Amended SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations, the Amended SRP may be available to any stockholder as a potential means of interim liquidity. The Company will honor valid repurchase requests approximately 30 days following the end of the applicable quarter. See PART II, "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for further discussion.

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
As of September 30, 2019, we had accepted investors’ subscriptions for and issued approximately 146,771,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,428,456,000, before share repurchases of $86,188,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,477,000.
On September 27, 2018, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of June 30, 2018, of $9.25. Therefore, effective October 1, 2018 through the termination of our Offering, shares of common stock were offered for a price per share of $10.278 per Class A share, $9.343 per Class I share and $9.788 per Class T2 share. Further, effective October 1, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $9.25. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with Carter Validus Advisors II, LLC, or our Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis, which we expect to have available during the fourth quarter of 2019.
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
Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during our liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of our Initial Offering and our Offering. The Dealer Manager received fees for services related to the Initial Offering and the Offering. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Initial Offering and Offering.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2019, we had purchased 64 real estate investments, consisting of 90 properties, comprising approximately 6,117,000 of gross rental square feet for an aggregate purchase price of approximately $1,898,269,000.
On June 12, 2019, Todd M. Sakow resigned as our Chief Operating Officer and Secretary, effective immediately. In connection with Mr. Sakow's resignation, the board of directors elected Kay C. Neely to serve as our Secretary, effective as of June 12, 2019.
Completion of Merger with Carter Validus Mission Critical REIT, Inc.
On April 11, 2019, we, along with Carter Validus Mission Critical REIT, Inc., or REIT I, our Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I, or the REIT I Operating Partnership, and Lightning Merger Sub, LLC, our wholly-owned subsidiary, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Pursuant to the terms and conditions of the Merger Agreement, on October 4, 2019, REIT I merged with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased.
At the effective time of the REIT Merger, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share, or the REIT I Common Stock, was converted into the right to receive:

(i)	$1.00 in cash; and

(ii)	0.4681 shares of our Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.

The combined company after the REIT Merger, or the Combined Company, retained the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended or the Code.
Following the completion of the REIT Merger, our financial information will materially change, however; the financial information included in this Quarterly Report on Form 10-Q does not purport these changes.
The total consideration transferred for the REIT Merger to REIT I stockholders was approximately $952.8 million consisting of $178.8 million in cash and $774.0 million in equity. Following the REIT Merger, as of October 4, 2019, our real estate investments are comprised of 150 healthcare and data center properties in one micropolitan statistical area and 69 metropolitan statistical areas, encompassing approximately of 8.7 million rentable square feet, with a weighted average remaining lease term of 10.1 years. The real estate portfolio of the Combined Company represented approximately $3.2 billion of total real estate investments.
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
If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net (loss) income and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and —Recently Issued Accounting Pronouncements Not Yet Adopted” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Segment Reporting
We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 11—"Segment Reporting" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our two reporting segments.

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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Number of operating real estate properties	90	77
Leased square feet	5,933,000	5,401,000
Weighted average percentage of rentable square feet leased	97%	98%
The following table summarizes our real estate activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating real estate properties acquired	5	2	5	7
Real estate properties placed into service	—	1	—	1
Aggregate purchase price of acquired real estate properties	$69,851,000	$14,471,000	$69,851,000	$141,380,000
Aggregate cost of properties placed into service	$—	$10,349,000	$—	$10,349,000
Leased square feet of acquired real estate properties	302,000	87,000	302,000	328,000
This section describes and compares our results of operations for the three and nine months ended September 30, 2019 and 2018. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net (loss) income.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Same store rental revenue	$38,180	$38,509	$(329)
Non-same store rental revenue	2,948	656	2,292
Same store tenant reimbursements	6,611	6,365	246
Non-same store tenant reimbursements	320	19	301
Other operating income	4	(31)	35
Total rental revenue	$48,063	$45,518	$2,545

•
Same store rental revenue decreased primarily due to not recognizing rental revenue during the three months ended September 30, 2019, from a tenant that was experiencing financial difficulties and vacated the space, coupled with a write-off of straight-line rent from a second tenant at the same property due to low probability that the lease will stay in place. The decrease was partially offset by an increase in same store rental revenue related to entering into certain lease amendments at one of our properties and accelerated amortization of a below-market lease recorded during the three months ended September 30, 2019.

•
Same store tenant reimbursements, which is a non-GAAP metric, increased primarily due to an increase in recoverable real estate taxes during the three months ended September 30, 2019, attributable to a real estate tax assessment at one of our properties, offset by the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, or ASU 2018-20, related to real estate taxes.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 15 operating properties and placing one development property in service since July 1, 2018.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Same store rental expenses	$10,347	$9,372	$975
Non-same store rental expenses	393	75	318
General and administrative expenses	2,239	1,244	995
Asset management fees	3,540	3,323	217
Depreciation and amortization	16,254	14,849	1,405
Impairment loss on real estate	13,000	—	13,000
Total expenses	$45,773	$28,863	$16,910

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in recoverable real estate taxes during the three months ended September 30, 2019, attributable to a real estate tax assessment at one of our properties, coupled with the gross-up of ground lease rental payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the adoption of ASC 842 on January 1, 2019, partially offset due to the adoption of ASU 2018-20, related to real estate taxes. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 15 operating properties and placing one development property in service since July 1, 2018.

•
General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our stockholders' accounts, an increase in administrative costs of managing and operating our real estate properties in connection with our Company's growth and an increase in acquisition costs associated with real estate investments not consummated.

•	Asset management fees increased due to an increase in our real estate properties since July 1, 2018.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since July 1, 2018, coupled with the acceleration of amortization recorded in the amount of $0.5 million during the three months ended September 30, 2019, related to one in-place lease intangible asset.

•	Impairment loss on real estate increased due to impairment recorded in the amount of $13.0 million related to one healthcare property.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$5,277	$5,251	$26
Interest on credit facility	6,167	3,370	2,797
Amortization of deferred financing costs	647	600	47
Cash deposits interest	(158)	(101)	(57)
Capitalized interest	(13)	(182)	169
Total interest and other expense, net	$11,920	$8,938	$2,982

•
Interest on the credit facility increased due to an increase in the weighted average outstanding principal balance on the credit facility, an increase in interest rates and write offs of the deferred financing costs related to the termination of the Bridge Facility.

•	Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties due to placing one development property in service since July 1, 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Same store rental revenue	$104,857	$106,033	$(1,176)
Non-same store rental revenue	17,780	6,257	11,523
Same store tenant reimbursements	15,868	16,977	(1,109)
Non-same store tenant reimbursements	2,778	1,146	1,632
Other operating income	184	347	(163)
Total rental revenue	$141,467	$130,760	$10,707

•
Same store rental revenue decreased primarily due to terminating the lease with a tenant who was experiencing financial difficulties, coupled with a write-off of straight-line rent from a second tenant at the same property due to low probability that the lease will stay in place. The decrease was partially offset by an increase in same store rental revenue related to entering into certain lease amendments at one of our properties and accelerated amortization of a below-market lease recorded during the nine months ended September 30, 2019.

•
Same store tenant reimbursements, which is a non-GAAP metric, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes, coupled with the write-offs related to tenant reimbursements due to a tenant experiencing financial difficulties.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 20 operating properties and placing one development property in service since January 1, 2018.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Same store rental expenses	$25,335	$25,139	$196
Non-same store rental expenses	4,675	2,300	2,375
General and administrative expenses	5,177	3,526	1,651
Asset management fees	10,527	9,655	872
Depreciation and amortization	50,110	42,848	7,262
Impairment loss on real estate	13,000	—	13,000
Total expenses	$108,824	$83,468	$25,356

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in recoverable real estate taxes during the nine months ended September 30, 2019, attributable to a real estate tax assessment at one of our properties, coupled with the gross-up of ground lease rental payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the adoption of ASC 842 on January 1, 2019, partially offset by the adoption of ASU 2018-20, related to real estate taxes. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 20 operating properties and placing one development property in service since January 1, 2018.

•
General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our stockholders' accounts, an increase in administrative costs of managing and operating our real estate properties in connection with our Company's growth and an increase in acquisition costs associated with real estate investments not consummated.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2018.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2018, coupled with the acceleration of amortization recorded in the amount of $3.2 million during the nine months ended September 30, 2019, related to two in-place lease intangible assets.

•	Impairment loss on real estate increased due to impairment recorded in the amount of $13.0 million related to one healthcare property
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$15,670	$15,696	$(26)
Interest on credit facility	14,582	8,385	6,197
Amortization of deferred financing costs	1,876	2,205	(329)
Cash deposits interest	(411)	(230)	(181)
Capitalized interest	(69)	(1,171)	1,102
Total interest and other expense, net	$31,648	$24,885	$6,763

•
Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on the credit facility, an increase in interest rates and write offs of the deferred financing costs related to the termination of the Bridge Facility.

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
Capital Expenditures
We will require approximately $7.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2019, we had $4.5 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2019, we had approximately $68.0 million in cash and cash equivalents. For the nine months ended September 30, 2019, we paid capital expenditures of $7.0 million that primarily related to two data center properties.
Credit Facility
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
On April 11, 2019, we, through our Operating Partnership and certain of our Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement, or the KeyBank Credit Facility, with KeyBank National Association, a national banking association, or KeyBank, certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to REIT I Operating Partnership’s and our execution and delivery of the Merger Agreement, and a conditional consent to the consummation of the Merger Agreement, subject to certain Merger Effectiveness Conditions (as defined in the Consent and Second Amendment).
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
On April 11, 2019, in connection with the execution of the Merger Agreement, the Operating Partnership entered into a commitment letter, or the Commitment Letter, to obtain a senior secured bridge facility, or the Bridge Facility, in an amount of $475,000,000.
On April 29, 2019, KeyBank and REIT II Operating Partnership entered into the Release of Collateral Assignment of Interests, whereby KeyBank released its lien and security interest in the mortgaged properties. Therefore, effective April 29, 2019, the credit facility is unsecured. We were in compliance with all financial covenant requirements under the credit facility at September 30, 2019.
On August 7, 2019, in anticipation to the REIT Merger, we and certain of our subsidiaries entered into the Fourth Amended and Restated Credit Agreement, or the A&R Credit Agreement, with KeyBank as Administrative Agent for the lenders, to amend the borrower to us from the Operating Partnership. As a result, Operating Partnership became a guarantor, and, upon consummation of the REIT Merger, REIT I Operating Partnership and Merger Sub collectively became guarantors of the A&R Credit Agreement.

The A&R Credit Agreement increases the maximum commitments available under the credit facility from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. The annual interest rate under the A&R Credit Agreement is coterminous with the current credit facility.
In addition, the A&R Credit Agreement removes certain security language related to restrictions on indebtedness and restrictions on liens, amends the Change of Control language, as defined in the A&R Credit Agreement, adds certain language describing the process required to determine a replacement index in anticipation of the discontinuance of LIBOR rate loans, and allows, upon consummation of the merger, to add certain, but not all, REIT I real estate properties to be included to the Pool Properties, as defined in the A&R Credit Agreement.
Simultaneously with the A&R Credit Agreement’s execution, on August 7, 2019, we and certain of our subsidiaries entered into the Senior Unsecured Term Loan Agreement, or the Term Loan, with KeyBank as Administrative Agent for the lenders for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024, which was closed at the date of the REIT Merger on October 4, 2019. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan is pari passu with the A&R Credit Agreement. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
Upon the closing of the Term Loan, on August 7, 2019, we terminated our Bridge Facility.
During the nine months ended September 30, 2019, the Company added four healthcare properties to the unencumbered pool of the credit facility, which increased the Company’s total pool availability under the credit facility by approximately $25,729,000. As of September 30, 2019, we had a total pool availability under the Unsecured Credit Facility of $551,470,000 and an aggregate outstanding principal balance of $440,000,000; therefore, $111,470,000 was available to be drawn under the Unsecured Credit Facility.
In connection with the REIT Merger, on October 3, 2019, we with the Operating Partnership, certain of our subsidiaries, and KeyBank, entered into the First Amendment to the A&R Credit Agreement and the First Amendment to the Term Loan and together with the First Amendment to A&R Credit Agreement, or the First Amendments to the Unsecured Credit Facility. The First Amendments to the Unsecured Credit Facility allow for the Contributions (as defined in Note 16—"Subsequent Events") by amending and adding certain language in the A&R Credit Agreement and Term Loan Agreement in order to conform with the contemplated structure chart of the REIT Merger.
Additionally, on October 4, 2019, concurrent with the REIT Merger, we added 61 properties to the unencumbered pool of credit facility, which increased our total pool availability under the Unsecured Credit Facility by approximately $577,946,000.
Cash Flows
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$52,540	$57,320	$(4,780)
Net cash used in investing activities	$(77,824)	$(155,331)	$77,507
Net cash provided by financing activities	$23,806	$109,753	$(85,947)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to rent not being collected from a tenant who was experiencing financial difficulties and whose lease terminated, coupled with the interest expense paid related to the revolving portion of our credit facility and deferred financing costs paid related to the Bridge Facility, which was terminated on August 7, 2019, offset by an increase in rental revenues resulting from the acquisition of 15 operating properties and placing one development property in service since July 1, 2018.

Investing Activities

•
Net cash used in investing activities decreased primarily due to a decrease in acquisition of real estate properties, coupled with a decrease in capital projects during the nine months ended September 30, 2019, offset by an increase in costs incurred in connection with the REIT Merger.

Financing Activities

•
Net cash provided by financing activities decreased primarily due to a decrease in proceeds from issuance of common stock as a result of the termination of our offering, offset by a decrease of repurchases of common stock due to entering into the Sixth Amended & Restated SRP (as defined and discussed in Note 2—"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-Q).
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
We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended September 30,
	2019		2018
Distributions paid in cash - common stockholders	$33,329		$29,673
Distributions reinvested (shares issued)	31,275		30,519
Total distributions	$64,604		$60,192
Source of distributions:
Cash flows provided by operations (1)	$33,329	52%	$29,673	49%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	31,275	48%	30,519	51%
Total sources	$64,604	100%	$60,192	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of September 30, 2019, were approximately $7.1 million for common stockholders. These distributions were paid on October 1, 2019.
For the nine months ended September 30, 2019, we declared and paid distributions of approximately $64.6 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2019 of approximately $64.1 million.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2019, see Note 16—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of September 30, 2019, we had approximately $906.5 million of principal debt outstanding, of which $466.5 million related to notes payable and $440.0 million related to the credit facility. See Note 9—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2019, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,139	$76,874	$25,124	$116,713	$219,850
Interest payments—fixed rate debt	9,523	16,476	11,450	12,490	49,939
Principal payments—variable rate debt fixed through interest rate swap agreements	2,859	195,677	298,120	—	496,656
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	21,636	37,882	6,568	—	66,086
Principal payments—variable rate debt	—	160,000	30,000	—	190,000
Interest payments—variable rate debt (2)	8,067	13,306	746	—	22,119
Capital expenditures	7,461	4,259	3,172	4,089	18,981
Ground lease payments	536	1,072	1,072	81,580	84,260
Total	$51,221	$505,546	$376,252	$214,872	$1,147,891

(1)	We used the fixed rates under our interest rate swap agreements as of September 30, 2019, to calculate the debt payment obligations in future periods.

(2)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of September 30, 2019, to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net (loss) income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net (loss) income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.
We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net (loss) income analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net (loss) income as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net (loss) income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net (loss) income; nonrecurring gains or losses included in net (loss) income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net (loss) income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, along with the net of right-of-use assets - operating leases and operating lease liabilities, resulting from above- and below- market ground leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment) and ineffectiveness of interest rate swaps. The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
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
In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net (loss) income in determining cash flows from operations in accordance with GAAP.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net (loss) income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure. However, MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net (loss) income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.
The following is a reconciliation of net (loss) income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(9,630)	$7,717	$995	$22,407
Adjustments:
Depreciation and amortization (1)	16,254	14,849	50,110	42,848
Impairment loss on real estate	13,000	—	13,000	—
FFO attributable to common stockholders	$19,624	$22,566	$64,105	$65,255
Adjustments:
Amortization of intangible assets and liabilities (2)	(1,285)	(1,086)	(3,438)	(3,258)
Operating leases	141	—	365	—
Straight-line rent (3)	(2,784)	(3,326)	(8,440)	(10,009)
Ineffectiveness of interest rate swaps	—	(49)	—	28
MFFO attributable to common stockholders	$15,696	$18,105	$52,592	$52,016
Weighted average common shares outstanding - basic	137,063,509	132,467,127	136,461,135	129,614,816
Weighted average common shares outstanding - diluted	137,063,509	132,491,755	136,484,303	129,637,967
Weighted average common shares outstanding - diluted for FFO	137,082,259	132,491,755	136,484,303	129,637,967
Net (loss) income per common share - basic	$(0.07)	$0.06	$0.01	$0.17
Net (loss) income per common share - diluted	$(0.07)	$0.06	$0.01	$0.17
FFO per common share - basic	$0.14	$0.17	$0.47	$0.50
FFO per common share - diluted	$0.14	$0.17	$0.47	$0.50

(1)
During the three months ended September 30, 2019, we wrote off one in-place lease intangible asset in the amount of approximately $0.5 million by accelerating the amortization of the acquired intangible asset. During the nine months ended September 30, 2019, we wrote off two in-place lease intangible assets in the amount of approximately $3.2 million by accelerating the amortization of the acquired intangible assets.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the three and nine months ended September 30, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $0.2 million by accelerating the amortization of the acquired intangible liability.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three and nine months ended September 30, 2019, we wrote off approximately $0.1 million and $0.6 million of straight-line rent, respectively. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of September 30, 2019 (amounts in thousands):

September 30, 2019
Notes payable:
Fixed rate notes payable	$219,850
Variable rate notes payable fixed through interest rate swaps	246,656
Total notes payable	466,506
Credit facility:
Variable rate revolving line of credit	160,000
Variable rate term loan fixed through interest rate swaps	250,000
Variable rate term loans	30,000
Total credit facility	440,000
Total principal debt outstanding (1)	$906,506

(1)	As of September 30, 2019, the weighted average interest rate on our total debt outstanding was 4.3%.
As of September 30, 2019, $190.0 million of the $906.5 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.3% per annum. As of September 30, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $0.9 million per year.
As of September 30, 2019, we had 15 interest rate swap agreements outstanding, which mature on various dates from December 2020 to April 2023, with an aggregate notional amount under the swap agreements of $496.7 million. As of September 30, 2019, the aggregate settlement value was $(7.4) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to $(1.4) million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 15—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2019, our cash flows provided by operations of approximately $52.5 million was a shortfall of approximately $12.1 million, or 18.7%, of our distributions paid (total distributions were approximately $64.6 million, of which $33.3 million was cash and $31.3 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6% of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
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
As of September 30, 2019, we owned 64 real estate investments, located in 45 metropolitan statistical areas, or MSA, and one micropolitan statistical area, one of which accounted for 10.0% or more of our revenue for the nine months ended September 30, 2019. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 16.9% of our revenue for the nine months ended September 30, 2019. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of September 30, 2019, we had no exposure to tenant concentration that accounted for 10.0% or more of revenue for the nine months ended September 30, 2019.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the nine months ended September 30, 2019, approximately 13.6% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 25.9% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 60.5% of our total rental revenue was derived from tenants that were not rated. Approximately 16.5% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of September 30, 2019, we had two tenants that experienced a deterioration in their creditworthiness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On September 25, 2019, we granted an aggregate of 12,000 shares of restricted Class A common stock under our 2014 Restricted Share Plan to our four independent directors in connection with such independent directors’ re-election to our board of directors. Each independent director received 3,000 shares of restricted Class A common stock.
The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2019.
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
As of September 30, 2019, we had issued approximately 146.8 million shares of our Class A, Class I, Class T and Class T2 common stock in our Offerings for gross proceeds of approximately $1.4 billion, of which we paid $96.7 million in selling commissions and dealer manager fees, incurred approximately $27.5 million in organization and offering costs and paid approximately $38.4 million in acquisition fees to our Advisor or its affiliates. We have excluded the distribution and servicing fee from the above information, as we pay the distribution and servicing fee from cash flows provided by operations.
With the net offering proceeds and associated borrowings, we acquired $1.9 billion in real estate investments as of September 30, 2019. In addition, we invested $64.6 million in capital improvements related to certain real estate investments.
Share Repurchase Program
On October 2, 2019, our board of directors approved the Share Repurchase Program, or the Amended SRP, for the Combined Company following the REIT Merger. The Amended SRP will apply beginning with repurchases made on the first quarter repurchase date of 2020, which is expected to be January 30, 2020.
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
Holding Period. Generally, a stockholder must have beneficially held its Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares owned for repurchase.
a. Former Carter Validus Mission Critical REIT, Inc. Stockholders. For purposes of determining whether any former Carter Validus Mission Critical REIT, Inc., or CVREIT, stockholder qualifies for participation under our share repurchase program, former CVREIT stockholders will receive full credit for the time they held CVREIT common stock prior to the consummation of our merger with CVREIT.
b. Distribution Reinvestment Plan. In the event that we repurchase all of one stockholder’s shares, any shares that the stockholder purchased pursuant to our DRIP will be excluded from the one-year holding requirement. In the event that a stockholder requests a repurchase of all of its shares, and such stockholder is participating in the DRIP, the stockholder will be deemed to have notified us, at the time the stockholder submits the repurchase request, that the stockholder is terminating participation in the DRIP and has elected to receive future distributions in cash. This election will continue in effect even if less than all of the stockholder’s shares are accepted for repurchase unless the stockholder notifies us that the stockholder wishes to resume participation in the DRIP.
c. Death of a Stockholder. Subject to the conditions and limitations described within the Amended SRP, we may repurchase shares held for less than one year upon the death of a stockholder who is a natural person, including shares held by such stockholder through an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the stockholder or the recipient of the shares through bequest or inheritance within 18 months from the date of death. If spouses are joint registered holders of the shares, the request to repurchase the shares may be made only if both registered holders die. The waiver of the one-year holding period will not apply to a stockholder that is not a natural person, such as a trust, partnership, corporation or other similar entity.
d. Qualifying Disability. Subject to the conditions and limitations described within the Amended SRP, we will repurchase shares held for less than one year requested by a stockholder who is a natural person, including shares of our common stock held by such stockholder through an IRA or other retirement or profit-sharing plan, with a “Qualifying Disability” as defined within the Amended SRP, after receiving written notice from such stockholder within 18 months from the date of the qualifying disability, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder. The waiver of the one-year holding period will not apply to a stockholder that is not a natural person, such as a trust, partnership, corporation, or similar entity.
e. Involuntary Exigent Circumstance. Our board of directors may, in its sole discretion, waive the one-year holding period requirement for stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy.
Purchase Price. The purchase price for shares repurchased under our share repurchase program will be 100% of the most recent estimated NAV per share of the Class A common stock, Class I common stock, Class T common stock or Class T2 common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will adjust the estimated NAV per share of each our classes of common stock if we have made one or more special distributions to stockholders. Our board of directors will determine, in its sole discretion, which distributions, if any, constitute a special distribution.
Repurchases of Shares. Repurchases of our shares of common stock are at our discretion and generally will be made quarterly upon written request to us by the last day of the applicable quarter. Valid repurchase requests will be honored approximately 30 days following the end of the applicable quarter, which we refer to as the “Repurchase Date.” Stockholders may withdraw their repurchase request at any time up to 15 days prior to the Repurchase Date. If a repurchase request is granted, we or our agent will send the repurchase amount to each stockholder or heir, beneficiary or estate of a stockholder on or about the Repurchase Date.
Repurchase Limitations. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable Repurchase Date.
a. 5% Share Limitation. During any calendar year, we will not repurchase in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year, or the 5% Share Limitation.
b. Quarterly Share Limitations. We limit the number of shares repurchased each quarter pursuant to our share repurchase program as follows (subject to the DRIP Funding Limitation (as defined below)):

•
On the first quarter Repurchase Date, which generally will be January 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;

•
On the second quarter Repurchase Date, which generally will be April 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;

•
On the third quarter Repurchase Date, which generally will be July 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year; and

•
On the fourth quarter Repurchase Date, which generally will be October 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year.

In the event we do not repurchase 1.25% of the number of shares outstanding on December 31st of the previous calendar year in any particular quarter, we will increase the limitation on the number of shares to be repurchased in the next quarter and continue to adjust the quarterly limitations as necessary in accordance with the 5% annual limitation.
c.    DRIP Funding Limitations. We intend to fund our share repurchase program with proceeds we received during the prior year ended December 31 from the sale of shares pursuant to the DRIP. We will limit the amount of DRIP proceeds used to fund share repurchases in each quarter to 25% of the amount of DRIP proceeds received during the previous calendar year, or the DRIP Funding Limitation; provided, however, that if we do not reach the DRIP Funding Limitation in any particular quarter, we will apply the remaining DRIP proceeds to the next quarter Repurchase Date and continue to adjust the quarterly limitations as necessary in order to use all of the available DRIP proceeds for a calendar year, if needed. We cannot guarantee that DRIP proceeds will be sufficient to accommodate all requests made each quarter. Our board of directors may, in its sole discretion, reserve other operating funds to fund the share repurchase program, but is not required to reserve such funds.
As a result of the limitations described above in (a) – (c) above, some or all of a stockholder’s shares may not be repurchased. Each quarter, we will process repurchase requests made in connection with the death or Qualifying Disability of a stockholder, or, in the discretion of the Board, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
If we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, all outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to the repurchase requests in the subsequent quarter as provided above. A stockholder or his or her estate, heir or beneficiary, as applicable, may withdraw a repurchase request in whole or in part at any time up to 15 days prior to the Repurchase Date.
Deadline for Presentment. A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive by the last day of the quarter in which the stockholder is requesting a repurchase of his or her shares. An estate, heir or beneficiary that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our board of directors of the death of the stockholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent, which we must receive by the last day of the quarter in which the estate, heir, or beneficiary is requesting a repurchase of its shares.

No Encumbrances. All shares presented for repurchase must be owned by the stockholder(s) making the presentment, or the party presenting the shares must be authorized to do so by the owner(s) of the shares. Such shares must be fully transferable and not subject to any liens or encumbrances. Upon receipt of a request for repurchase, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. Any costs in conducting the Uniform Commercial Code search will be borne by us.
Account Minimum. In the event any stockholder fails to maintain a minimum balance of  $2,000 of Class A shares, Class I shares, Class T shares, or Class T2 shares, we may repurchase all of the shares held by that stockholder at the NAV per share repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance.
During the three months ended September 30, 2019, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 2019	91,778	$9.25	—	$—
August 2019	—	$—	—	$—
September 2019	1,267	$9.25	—	$—
Total	93,045		—
During the three months ended September 30, 2019, we repurchased approximately $861,000 of Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
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

2.2
Partnership Interest Purchase Agreement, by and between Carter Validus Advisors II, LLC and Carter/Validus Advisors, LLC, effective as of October 4, 2019 (included as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

2.3
Contribution Agreement, dated as of October 4, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Mission Critical REIT II, LLC (f/k/a Lightning Merger Sub, LLC), Carter Validus Advisors II, LLC, Carter Validus Operating Partnership II, LP, Carter/Validus Operating Partnership, LP and CVOP Partner, LLC (included as Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

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

10.14
Joinder Agreement (Master Credit Facility), dated September 4, 2019, by HCII-NORTH DURANGO DRIVE, LLC, HCII-7375 CYPRESS GARDENS BOULEVARD, LLC, HCII-718 ELIZABETH STREET, LLC and HCII-3412 MARKET PLACE AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 9, 2019, and incorporated herein by reference).

10.15
Joinder Agreement (Term Loan), dated September 4, 2019, by HCII-NORTH DURANGO DRIVE, LLC, HCII-7375 CYPRESS GARDENS BOULEVARD, LLC, HCII-718 ELIZABETH STREET, LLC and HCII-3412 MARKET PLACE AVENUE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 9, 2019 and incorporated herein by reference).

10.16
First Amendment to the Third Amended and Restated Advisory Agreement, dated as of October 3, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, Carter/Validus Operating Partnership, LP and Carter Validus Advisors II, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.17
Fourth Amended and Restated Advisory Agreement, dated as of October 4, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP and Carter Validus Advisors II, LLC (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.18
Sixth Amendment to the Amended and Restated Limited Partnership Agreement of Carter Validus Operating Partnership II, LP, dated as of October 3, 2019, by and between Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.19
Second Amended and Restated Agreement of Limited Partnership of Carter Validus Operating Partnership II, LP, dated as of October 4, 2019, by and between Carter Validus Mission Critical REIT II, Inc., Carter Validus Mission Critical REIT II, LLC (f/k/a Lightning Merger Sub, LLC) and Carter Validus Advisors II, LLC (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.20
Omnibus Assignment and Amendment to the Property Management and Leasing Agreements of the Entities Listed on Exhibit A, entered into as of October 4, 2019, by and among Carter Validus Real Estate Management Services, LLC and Carter Validus Real Estate Management Services II, LLC (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.21
First Amended and Restated Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP, entered into as of October 4, 2019, by and between Carter Validus Operating Partnership II, LP and CVOP Partner, LLC (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.22
First Amendment to Fourth Amended and Restated Credit Facility Agreement, dated October 3, 2019, by and among Carter Validus Mission Critical REIT II, Inc, as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, Capital One, National Association, BBVA USA, an Alabama Banking Corporation f/k/a Compass Bank and Suntrust Bank, as Co-Syndication Agents and Keybanc Capital Markets, Inc., BBVA USA, an Alabama Banking Corporation, Capital One, National Association, and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and Fifth Third Bank and Hancock Bank, as Co-Documentation Agents (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.23
First Amendment to Term Loan Agreement, dated October 3, 2019, by and among Carter Validus Mission Critical REIT II, Inc., as Borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as Agent, BBVA USA, an Alabama Banking Corporation, BMO Capital Markets, Capital One, National Association and Suntrust Bank,, as Co-Syndication Agents and Keybanc Capital Markets, Inc., BMO Capital Markets, BBVA USA, an Alabama Banking Corporation, Capital One, National Association, and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and KeyBanc Capital Markets, Inc., as Sole Bookrunner and BMO Harris Bank, N.A. and Fifth Third Bank, as Co-Documentation Agents (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.24
Joinder Agreement (Master Credit Agreement), dated October 4, 2019, by Carter/Validus Operating Partnership, LP and Carter Validus Mission Critical REIT II, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

10.25
Joinder Agreement (Term Loan), dated October 4, 2019, by Carter/Validus Operating Partnership, LP and Carter Validus Mission Critical REIT II, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 8, 2019, and incorporated herein by reference).

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

99.3	Share Repurchase Program (included as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on October 4, 2019, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: November 13, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)