Form 10-K
period 2019-12-31
Carter Validus Mission Critical REIT II, Inc.
filed 2020-03-27
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no established market for the Registrant’s shares of common stock.
As of June 30, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 82,124,000 shares of Class A common stock, 12,490,000 shares of Class I common stock, 38,305,000 shares of Class T common stock and 3,449,000 shares of Class T2 common stock held by non-affiliates, for an aggregate market value of approximately $759,644,000, $115,530,000, $354,325,000 and $31,899,000, respectively, assuming a market value of $9.25 per share of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, based on the Registrant's estimated per share net asset value as of June 30, 2019, the most recent estimated per share net asset value of the Registrant's common stock established by the Registrant's board of directors at that time.
As of March 24, 2020, there were approximately 166,408,000 shares of Class A common stock, 12,544,000 shares of Class I common stock, 38,939,000 shares of Class T common stock and 3,496,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2020 annual stockholders meeting, which is expected to be filed no later than April 29, 2020, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
General Description of Business and Operations
Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, and has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership and Carter Validus Advisors II, LLC, or our Advisor, is the special limited partner of the Operating Partnership.
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
We raised the equity capital for our real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017. As of December 31, 2019, we had accepted investors’ subscriptions for and issued approximately 147,707,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,437,115,000, before share repurchases of $87,469,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,578,000.
As of December 31, 2019, we owned 152 real estate properties, comprising of approximately 8,681,000 rentable square feet of single-tenant and multi-tenant commercial space located in 67 metropolitan statistical areas, or MSA, and two micropolitan statistical areas, or µSA. As of December 31, 2019, the rentable space of these real estate properties was 95.1% leased.
We intend to establish an estimated per share net asset value, or Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last three years as of each valuation date presented below:

Valuation Date	Effective Date	Estimated Per Share NAV
June 30, 2017	October 1, 2017	$9.18
June 30, 2018	October 1, 2018	$9.25
October 31, 2019	December 18, 2019	$8.65
Substantially all of our business is managed by our Advisor. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter Validus REIT Management Company II, LLC, or our Sponsor. Carter Validus Real Estate Management Services II, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during our liquidation stage. SC Distributors, LLC, an affiliate of our Advisor, or our Dealer Manager, served as the dealer manager of our Offerings. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.
Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of the stockholders. In the event we do not begin the process of achieving a liquidity event on or before the seventh anniversary of the completion or termination of the primary offering of our initial public offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio. A liquidity event could include a sale of all or substantially all our assets, a sale or merger of our company, a listing of our common stock on a national securities exchange (provided we meet the then applicable listing requirements), or other similar transaction.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., our Operating Partnership and all wholly-owned subsidiaries.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101 and our website is www.cvmissioncriticalreit2.com.
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
On October 4, 2019, pursuant to the terms and conditions of the Merger Agreement, REIT I merged with and into Merger Sub, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased. The combined company after the REIT Merger, or the Combined Company, retained the name “Carter Validus Mission Critical REIT II, Inc.”
The total consideration to REIT I stockholders was $952,768,000, consisting of $178,758,000 in cash and $774,010,000 in equity. Additionally, we paid off REIT I's outstanding debt related to the credit facility in the amount of $248,580,000 at the time of closing of the REIT Merger. In connection with the REIT Merger, we acquired 60 REIT I healthcare properties located in 32 metropolitan statistical areas, or MSAs, encompassing approximately 2,573,000 rentable square feet.
In connection with the REIT Merger, we paid our Advisor an acquisition fee of approximately $24,023,000, which equaled 2.0% of the value of REIT I in the REIT Merger.
Other Key Developments during 2019 and Subsequent

•
On August 7, 2019, in anticipation of the REIT Merger, we and certain of our subsidiaries amended our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, to amend the borrower to us from the Operating Partnership and to increase the maximum commitments available under the KeyBank Credit Facility, or our credit facility, from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right to one, 12-month extension period, and a $280,000,000 term loan, with a maturity date of April 27, 2023. During the year ended December 31, 2019, we increased the borrowing base availability under our credit facility by $603,675,000, by adding 64 healthcare properties and one data center property to the aggregate pool availability.

•
On August 7, 2019, we and certain of our subsidiaries entered into an agreement with KeyBank National Association as Administrative Agent for the lenders, to obtain a senior unsecured term loan, or the Term Loan, for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.

•
In connection with the REIT Merger, on October 2, 2019, our board of directors approved an amended share repurchase program, or the Amended SRP. The Amended SRP applies to all eligible stockholders, beginning with repurchases made on the first quarter repurchase date of 2020, which was January 30, 2020. For purposes of determining whether any former REIT I stockholder qualifies for participation under the Amended SRP, former REIT I stockholders received full credit for the time they held REIT I common stock prior to the closing of the REIT Merger.

•	On December 17, 2019, our board of directors established the Estimated Per Share NAV of $8.65, effective December 18, 2019.

•
During the year ended December 31, 2019, we repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares), or 1.87% of shares outstanding as of December 31, 2018, for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share).

•
During the year ended December 31, 2019, we purchased 67 properties, inclusive of 60 properties acquired in the REIT Merger, comprising approximately 2,874,000 of rentable square feet for an aggregate purchase price of approximately $1,301,630,000.

•
During the year ended December 31, 2019, we sold one of three buildings and a portion of land related to one healthcare property for an aggregate sale price of $3,106,000 and generated net proceeds of $2,882,000.

•
As of March 24, 2020, we, through our wholly-owned subsidiaries, owned 153 real estate properties, for an aggregate purchase price of $3,134,875,000 and comprising of approximately 8,696,000 rentable square feet of commercial space.

•	As of March 24, 2020, we had a $1,003,000,000 outstanding principal balance under our credit facility.
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
Investment Strategy
We focus our investment activities on acquiring mission critical net-leased properties that are primarily in the data center and healthcare sectors. We expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to maintain our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or cause our Advisor to have assets under management that would require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.
We seek to obtain investments that are (i) essential to the successful business operations of the tenant, or “mission critical”; (ii) leased to creditworthy and investment grade tenants, preferably on a net-leased basis; long-term leases, preferably with terms of six years or longer, which typically include annual or periodic fixed rental increases; and located in geographically diverse, established markets with superior access and visibility.
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
Creditworthy Tenants
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of December 31, 2019, we had two tenants that experienced a deterioration in their creditworthiness since December 31, 2018.
Description of Leases
We generally acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rent, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property), excluding the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties may be subject to "gross" or "modified gross" leases. "Gross" leases require the tenant to pay a fixed rental amount inclusive of all of the tenant's operating expenses. Any operating expenses not covered by the tenant's rental amount are the responsibility of the landlord (including any operating expense increases in subsequent years). "Modified gross" leases typically require the tenant to pay, in addition to a fixed rental, a portion of the operating expenses of the property.
A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2019, the weighted average remaining lease term of our properties was 10.1 years. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent at points during the lease term.
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

Investing in and Originating Loans
Our criteria for originating or acquiring loans are substantially the same as those involved in our investment in properties. We may invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors.
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
To achieve our investment objectives, and to further diversify our portfolio, we have invested and will continue to invest in properties using a number of acquisition structures, which could include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire. Further, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.
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
Financing Strategy and Policies
We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets, unless excess borrowing is approved by a majority of our board of directors, including a majority of our independent directors.
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
We currently pay, and intend to continue to pay, monthly distributions to our stockholders. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund distributions, we may borrow, issue additional securities or sell assets in order to fund distributions, or make distributions out of net proceeds from our Offerings. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. Subject to certain exceptions, there is no limit to the amount of distributions that we may pay from our Offering proceeds.
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
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our Advisor, and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. See Item 1A- “Risk Factors - Risks Related to Conflicts of Interest.”
Employees
We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.
We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition decisions, property management and other general and administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2019, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the segment diversification of our real estate properties based on rental revenue for the year ended December 31, 2019:

Industry	Total Number of Leases	Leased Sq Ft	2019 Rental Revenue (in thousands)(1)	Percentage of 2019 Rental Revenue
Data Centers	69	3,160,184	$109,689	52.0%
Healthcare	136	5,097,731	101,212	48.0%
	205	8,257,915	$210,901	100.0%

(1)	Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive (loss) income.

Based on leases of our properties in effect as of December 31, 2019, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our rental revenue as of December 31, 2019:

Location	Total Number of Leases	Leased Sq Ft	2019 Rental Revenue (in thousands)(1)	Percentage of 2019 Rental Revenue
Atlanta-Sandy Springs-Roswell, GA	32	964,062	$31,595	15.0%

(1)	Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive (loss) income.
As of December 31, 2019, we had no exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2019.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statement on Form S-11, amendments to our Registration Statement and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make certain materials that are electronically filed with the SEC available at www.cvmissioncriticalreit2.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.
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
We currently have not identified all of the properties we may purchase with net proceeds from our Offerings. For this and other reasons, an investment in our shares is speculative.
We have not identified all of the properties we may purchase. Additionally, we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.

Our shares of common stock will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount. Our stockholders are also limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
There is currently no public market for our shares and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity to our stockholders no later than five to seven years after the termination of the primary offering of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity, and our completion of a liquidity event is not guaranteed. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.
If our stockholders are able to find a buyer for their shares, our stockholders likely will have to sell them at a substantial discount to their purchase price. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. The restrictions of our share repurchase program limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. We limited our share repurchase program to only death, disability and exigent circumstance effective May 11, 2019 in connection with the announcement of the then-pending REIT Merger. On October 2, 2019 our board of directors amended and restated our share repurchase program so that all eligible stockholders may request their shares be repurchased in accordance with the share repurchase program. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the limitations of our share repurchase program.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
We may suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our NAV, our ability to make distributions and the value of our stockholders’ overall returns.
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock is an estimate as of a given point in time and may not reflect the value that stockholders will receive for their investment.
The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock as of October 31, 2019, was determined by our board of directors on December 17, 2019.
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
Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of October 31, 2019. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on December 19, 2019.
It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent third-party valuation expert will calculate estimates of the market value of our principal real estate and real estate-related assets, and our board of directors will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent third-party valuation expert. Our board of directors is ultimately responsible for determining the Estimated Per Share NAV. Since our board of directors will determine our Estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent Estimated Per Share NAV. As a result, the published Estimated Per Share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the Estimated Per Share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our Estimated Per Share NAV, as determined by our board of directors. Any resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and purchasers of our common stock, depending on whether our published Estimated Per Share NAV for such class is overstated or understated.
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
We expect to continue to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative workplaces;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums; and

•	increased interest rates.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6% of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
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
Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to operating costs incurred prior to purchasing properties or making other investments that generate revenue and impairment related expenses. For further discussion of our operational history and the factors affecting our losses, see the “Selected Financial Data” section of the Annual Report on Form 10-K, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and the notes included in this Annual Report on Form 10-K for a discussion of our operational history and the factors for our losses.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of December 31, 2019, we owned 152 properties, located in 67 MSAs, and two µSAs, one of which accounted for 10.0% or more of our revenue for the year ended December 31, 2019. Properties located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 15.0% of our rental revenue for the year ended December 31, 2019. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of December 31, 2019, we had no exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2019.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Michael A. Seton and Kay C. Neely, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not currently intend to separately maintain key person life insurance on Michael A. Seton and Kay C. Neely or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
Our Advisor and its affiliates, including officers and some of our directors, face conflicts of interest caused by compensation arrangements, which could result in actions that are not in the best interest of our stockholders.
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect our Advisor’s judgment with respect to, but not limited to, the following: (i) real estate acquisitions, which allow our Advisor to earn acquisition fees upon repurchases of assets and to increase asset management fees; (ii) real estate asset sales, since the asset management fees payable to our Advisor would decrease and our Advisor would be entitled to a disposition fee upon sales; and (iii) whether and when we seek to list our common stock on a national securities exchange, which would entitle our Advisor, as a special limited partner of our Operating Partnership, to have its interests in our Operating Partnership redeemed. These fees may incentive our Advisor to recommend transactions that may not be in our best interest at the time, and our Advisor will have considerable discretion with respect to the terms of any acquisition, disposition or leasing transaction.
The fees we pay our Advisor and its affiliates were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor, our Property Manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and could be in excess of amounts that we would otherwise pay to third parties for such services.
The time and resources that affiliates of our Sponsor devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our Sponsor are not prohibited from raising money for, or managing, another entity that makes the same types of investments we target.
Affiliates of our Sponsor are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted to other investment activities. We could compete with affiliates of our Advisor for the same investment opportunities and investors. We may also co-invest with any such affiliate. Even though all co-investments are subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third-party.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and generate returns to our stockholders.
Certain of our executive officers and directors, including Michael A. Seton, Kay C. Neely and John E. Carter, who serves as the chairman of our board of directors, also are officers and/or directors of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of management time and services between us and the other entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our Advisor,

•	compensation to our Advisor, and

•	our relationship with our Property Manager.
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
Our charter permits our board of directors to issue up to 510,000,000 shares of common stock, of which 185,000,000 are designated as Class A shares, 75,000,000 are designated as Class I shares, 175,000,000 are designated as Class T shares, and 75,000,000 are designated as Class T2 shares, and 100,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Although we are not currently afforded the full protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we would not be able to continue its business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2019, we owned 152 properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 610,000,000 shares of stock, of which 510,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 510,000,000 shares of common stock, 185,000,000 shares are designated as Class A shares, 75,000,000 shares are designated as Class I shares, 175,000,000 shares are designated as Class T shares and 75,000,000 shares are designated as Class T2 shares. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.
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
Our Advisor and our Property Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, dispositions of assets, financing of our assets and certain administrative services. We pay our Advisor and our Property Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.
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
During the year ended December 31, 2019, approximately 14.5% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 24.0% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 61.5% of our total rental revenue was derived from tenants that were not rated. Approximately 18.8% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
The outbreak of widespread contagious disease, such as the Coronavirus, could adversely impact the value of our investments, the ability to meet our capital and operating needs or make cash distributions to our stockholders.
The widespread outbreak of infectious or contagious disease, such as H1N1 influenza (swine flu), avian bird flu, SARS, the Coronavirus (COVID-19) and Zika virus, could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments.
We also may depend on access to third-party sources to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends on, in part, general market conditions, including conditions that are out of our control, such as the impact of health and safety concerns like the COVID-19 outbreak.
As of the date of this Annual Report on Form 10-K, COVID-19 has affected more than 100 countries and has significantly disrupted the day-to-day activities of individuals and businesses.
Further, as it relates to our healthcare properties, such a crisis could diminish the public trust in healthcare facilities, especially hospitals or facilities that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our tenants’ facilities. In addition, a flu pandemic or other widespread illness such as coronavirus could significantly increase the cost burdens faced by our tenants, including if they are required to increase staffing and/or implement quarantines. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions.
The extent to which our business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus, which we cannot accurately predict. New information and developments may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. Our business and financial results could be materially and adversely impacted.
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of war, or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
We may use proceeds from our Offerings to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
Costs of complying with governmental laws and regulations, including those relating to environmental protection and human health and safety, may adversely affect our income and the cash available for any distributions.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.
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
We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification are even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio does not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 48.0% of our total rental revenue for the year ended December 31, 2019.

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
Recent changes to healthcare laws and regulations could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
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
A portion of our portfolio of properties consists of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. Our investments in data center properties accounted for 52.0% of our total rental revenue for the year ended December 31, 2019.
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
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.
Although, technically, our board of directors may approve unlimited levels of debt, our charter generally limits our ability to incur debt to no greater than 300% of our net assets before deducting depreciation, reserves for bad debts or other non-cash reserves (equivalent to approximately 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in its next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.
We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt by the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in the loss of our REIT status and would result in a decrease in the value of our stockholders’ investment.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance at cost effective rates. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders at our current level.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders at our current level.
With exposure to variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders at our current level. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
The Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our Offering proceeds to finance acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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
If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the taxable year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of a stockholder's investment.
To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our forgoing otherwise attractive investment opportunities.
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
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger was conditioned on the receipt by each of REIT I and the Company of an opinion of its counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each former stockholder of REIT I (“Former REIT I stockholder”) generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the sum of the cash plus the fair market value of the shares of the Company’s Class A common stock) received by the Former REIT I stockholder in the REIT Merger; and (ii) the Former REIT I stockholder’s adjusted tax basis in its shares of REIT I common stock.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock, and therefore our stockholders would need to use funds from another source to pay such tax liability.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes recognize taxable income in the amount reinvested in our shares, to the extent such amount does not exceed our earnings and profits. As a result, unless stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on distributions reinvested in our shares.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition may be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding "prohibited transactions" by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Any such taxes we pay would reduce our cash available for distribution to our stockholders. Our desire to avoid the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT.
In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our qualification as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, we may be subject to the prohibited transactions tax and/or the excise tax for failing to make (or be deemed to have made) sufficient distributions, as described above. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, either directly or indirectly through our Operating Partnership or other companies through which we indirectly own assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.
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
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with the REIT asset test requirements may force us to liquidate otherwise attractive investments.
To maintain our qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of "non-qualified publicly offered REIT instruments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment will generally be qualifying assets and produce qualifying income for purposes of the various REIT income and asset requirements, but only during the one-year period beginning on the date we receive such net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.
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
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent paid to us to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT, which would materially adversely impact the value of an investment in our shares and in our ability to pay dividends to our stockholders.
Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
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
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. However, for taxable years beginning after December 31, 2017, and before January 1, 2026, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including our common stock.
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
Foreign purchasers of our shares may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce the net amount they would otherwise realize on their investment in our shares.
A foreign person (other than certain foreign pension plans and certain foreign publicly traded entities) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is "domestically controlled" if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a "domestically controlled" REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage our stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.
ERISA Risks
If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an Employee Retirement Income Security Act of 1974, as amended, or ERISA, plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the "look-through rule." Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as "publicly-offered securities" that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.
As of December 31, 2019, we owned a portfolio of 152 properties, located in 67 MSAs and two µSAs, comprised of approximately 8,681,000 rentable square feet of commercial space. As of December 31, 2019, 133 of our real estate properties were single-tenant, 18 of our real estate properties were multi-tenant and one of our real estate properties was vacant. As of December 31, 2019, 95.1% of our rentable square feet was leased, with a weighted average remaining lease term of 10.1 years.
Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2019:

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility, f.k.a. Cy Fair Surgical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	07/31/2014	1993	—	100%	13,645	(1)
Cincinnati Healthcare Facility, f.k.a. Mercy Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	10/29/2014	2001	—	100%	14,868	(1)
Winston-Salem Healthcare Facility, f.k.a. Winston-Salem, NC IMF	Winston-Salem, NC	Healthcare	12/17/2014	2004	—	100%	22,200	(1)
Stoughton Healthcare Facility, f.k.a. New England Sinai Medical Center	Boston-Cambridge-Newton, MA-NH	Healthcare	12/23/2014	1973	1997	100%	180,744	(1)
Fort Worth Healthcare Facility, f.k.a. Baylor Surgical Hospital at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	—	100%	83,464	(1)
Fort Worth Healthcare Facility II, f.k.a. Baylor Surgical Hospital Integrated Medical Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	—	87%	7,219	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	01/27/2015	2009	—	100%	7,560	(1)
Overland Park Healthcare Facility, f.k.a. Heartland Rehabilitation Hospital	Kansas City, MO-KS	Healthcare	02/17/2015	2014	—	100%	54,568	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	04/01/2015	2000	2014	100%	43,724	(1)
Clarion Healthcare Facility, f.k.a. Clarion IMF	Pittsburgh, PA	Healthcare	06/01/2015	2012	—	100%	33,000	(1)
Webster Healthcare Facility, f.k.a. Post Acute Webster Rehabilitation Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/05/2015	2015	—	100%	53,514	(1)
Eagan Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	06/29/2015	1998	2015	100%	87,402	(1)
Houston Healthcare Facility II, f.k.a. Houston Surgical Hospital and LTACH	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/30/2015	1950	2005/2008	44%	45,509	—
Augusta Healthcare Facility, f.k.a. KMO IMF - Augusta	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2010	—	100%	51,000	(1)
Cincinnati Healthcare Facility II, f.k.a. KMO IMF - Cincinnati I	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	1960	2014	100%	139,428	(1)
Cincinnati Healthcare Facility III, f.k.a. KMO IMF - Cincinnati II	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	—	100%	41,600	(1)
Florence Healthcare Facility, f.k.a. KMO IMF - Florence	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	—	100%	41,600	(1)
Oakland Healthcare Facility, f.k.a. KMO IMF - Oakland	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2014	—	100%	20,000	(1)
Wyomissing Healthcare Facility, f.k.a. Reading Surgical Hospital	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	07/24/2015	2007	—	100%	33,217	(1)
Luling Healthcare Facility, f.k.a. Post Acute Warm Springs Specialty Hospital of Luling	Austin-Round Rock, TX	Healthcare	07/30/2015	2002	—	100%	40,901	(1)
Minnetonka Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	08/28/2015	1985	2001/2006 /2012/2015	100%	135,240	(1)
Omaha Healthcare Facility, f.k.a. Nebraska Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	10/14/2015	2014	—	100%	40,402	(1)
Sherman Healthcare Facility, f.k.a. Heritage Park - Sherman I	Sherman-Denison, TX	Healthcare	11/20/2015	2005	2010	100%	57,576	(1)
Sherman Healthcare Facility II, f.k.a. Heritage Park - Sherman II	Sherman-Denison, TX	Healthcare	11/20/2015	2005	—	100%	8,055	(1)

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Fort Worth Healthcare Facility III, f.k.a. Baylor Surgery Center at Fort Worth	Dallas-Fort Worth-Arlington, TX	Healthcare	12/23/2015	1998	2007/2015	100%	36,800	(1)
Oklahoma City Healthcare Facility, f.k.a. HPI - Oklahoma City I	Oklahoma City, OK	Healthcare	12/29/2015	1985	1998/2003	100%	94,076	22,259
Oklahoma City Healthcare Facility II, f.k.a. HPI - Oklahoma City II	Oklahoma City, OK	Healthcare	12/29/2015	1994	1999	100%	41,394	(1)
Waco Data Center	Waco, TX	Data Center	12/30/2015	1956	2009	100%	43,596	(1)
Edmond Healthcare Facility, f.k.a. HPI - Edmond	Oklahoma City, OK	Healthcare	01/20/2016	2002	—	100%	17,700	(1)
Oklahoma City Healthcare Facility III, f.k.a. HPI - Oklahoma City IV	Oklahoma City, OK	Healthcare	01/27/2016	2006	—	100%	5,000	(1)
Oklahoma City Healthcare Facility IV, f.k.a. HPI - Oklahoma City III	Oklahoma City, OK	Healthcare	01/27/2016	2007	—	100%	8,762	(1)
Alpharetta Data Center, f.k.a. Alpharetta Data Center III	Atlanta-Sandy Springs-Roswell, GA	Data Center	02/02/2016	1999	—	100%	77,322	(1)
Flint Data Center	Flint, MI	Data Center	02/02/2016	1989	2016	100%	32,500	(1)
Newcastle Healthcare Facility, f.k.a. HPI - Newcastle	Oklahoma City, OK	Healthcare	02/03/2016	1995	1999	100%	7,424	(1)
Oklahoma City Healthcare Facility V, f.k.a. HPI - Oklahoma City V	Oklahoma City, OK	Healthcare	02/11/2016	2008	—	100%	43,676	(1)
Rancho Mirage Healthcare Facility, f.k.a. Vibra Rehabilitation Hospital	Riverside-San Bernardino-Ontario, CA	Healthcare	03/01/2016	2018	—	100%	47,008	—
Oklahoma City Healthcare Facility VI, f.k.a. HPI - Oklahoma City VI	Oklahoma City, OK	Healthcare	03/07/2016	2007	—	100%	14,676	(1)
Franklin Data Center, f.k.a. Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	03/31/2016	2016	2019	100%	71,726	(1)
Oklahoma City Healthcare Facility VII, f.k.a. HPI - Oklahoma City VII	Oklahoma City, OK	Healthcare	06/22/2016	2016	—	100%	102,978	24,547
Las Vegas Healthcare Facility, f.k.a. Post Acute Las Vegas Rehabilitation Hospital	Las Vegas-Henderson-Paradise, NV	Healthcare	06/24/2016	2017	—	100%	56,220	(1)
Somerset Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	06/29/2016	1978	2016	100%	36,118	(1)
Oklahoma City Healthcare Facility VIII, f.k.a. Integris Lakeside Women's Hospital	Oklahoma City, OK	Healthcare	06/30/2016	1997	2008	100%	62,857	(1)
Hawthorne Data Center, f.k.a. AT&T Hawthorne Data Center	Los Angeles-Long Beach-Anaheim, CA	Data Center	09/27/2016	1963	1983/2001	100%	288,000	39,749
McLean Data Center, f.k.a. McLean I	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1966	1998	95%	65,794	23,460
McLean Data Center II, f.k.a. McLean II	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1991	2019	100%	62,002	27,540
Marlton Healthcare Facility, f.k.a. Select Medical Rehabilitation Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	11/01/2016	1995	—	100%	89,139	31,145
Andover Data Center, f.k.a. Andover Data Center II	Boston-Cambridge-Newton, MA-NH	Data Center	11/08/2016	2000	—	100%	153,000	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	Healthcare	12/07/2016	2008	—	83%	88,821	21,766
Corpus Christi Healthcare Facility, f.k.a. Corpus Christi Surgery Center	Corpus Christi, TX	Healthcare	12/22/2016	1992	—	100%	25,102	(1)
Chicago Data Center, f.k.a. Chicago Data Center II	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/28/2016	1987	2016	100%	115,352	(1)
Blythewood Data Center	Columbia, SC	Data Center	12/29/2016	1983	—	100%	64,637	(1)
Tempe Data Center	Phoenix-Mesa-Scottsdale, AZ	Data Center	01/26/2017	1977	2016	100%	44,244	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	Healthcare	03/30/2017	2002	—	100%	24,722	(1)
Norwalk Data Center	Bridgeport-Stamford-Norwalk, CT	Data Center	03/30/2017	2013	—	100%	167,691	34,200

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Allen Healthcare Facility, f.k.a. Texas Rehab - Allen	Dallas-Fort Worth-Arlington, TX	Healthcare	03/31/2017	2007	—	100%	42,627	13,136
Austin Healthcare Facility, f.k.a. Texas Rehab - Austin	Austin-Round Rock, TX	Healthcare	03/31/2017	2012	—	100%	66,095	20,861
Beaumont Healthcare Facility, f.k.a. Texas Rehab - Beaumont	Beaumont-Port Arthur, TX	Healthcare	03/31/2017	1991	—	100%	61,000	5,863
Charlotte Data Center, f.k.a. Charlotte Data Center II	Charlotte-Concord-Gastonia, NC-SC	Data Center	05/15/2017	1989	2016	100%	52,924	(1)
Atlanta Data Center, f.k.a. 250 Williams Atlanta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	06/15/2017	1989	2007	89%	886,740	116,200
Sunnyvale Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/28/2017	1992	1998	100%	76,573	(1)
San Antonio Healthcare Facility, f.k.a. Texas Rehab - San Antonio	San Antonio-New Braunfels, TX	Healthcare	06/29/2017	2012	—	100%	44,746	10,490
Cincinnati Data Center	Cincinnati, OH-KY-IN	Data Center	06/30/2017	1985	2010	100%	69,826	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	Healthcare	08/25/2017	2005	—	100%	25,892	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	Healthcare	09/20/2017	2007	—	100%	19,184	(1)
King of Prussia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	09/28/2017	1960	1997	100%	50,000	11,961
Tempe Data Center II	Phoenix-Mesa-Scottsdale, AZ	Data Center	09/29/2017	1998	—	100%	58,560	(1)
Houston Data Center	Houston-The Woodlands-Sugar Land, TX	Data Center	11/16/2017	2013	—	100%	103,200	48,607
Saginaw Healthcare Facility	Saginaw, MI	Healthcare	12/21/2017	2002	—	100%	87,843	(1)
Elgin Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/22/2017	2000	—	100%	65,745	5,561
Oklahoma City Data Center	Oklahoma City, OK	Data Center	12/27/2017	2008/2016	—	100%	92,456	(1)
Rancho Cordova Data Center, f.k.a. Rancho Cordova Data Center I	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1982	2008/2010	100%	69,048	(1)
Rancho Cordova Data Center II	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1984	2012	63%	40,394	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	04/27/2018	2015	—	100%	21,990	(1)
Katy Healthcare Facility, f.k.a. Oceans Katy Behavioral Health Hospital	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/08/2018	2015	—	100%	34,296	(1)
San Jose Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/13/2018	1999	2009	100%	76,410	(1)
Indianola Healthcare Facility, f.k.a. Indianola Healthcare I	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2014	—	100%	18,116	(1)
Indianola Healthcare Facility II, f.k.a. Indianola Healthcare II	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2011	—	100%	20,990	(1)
Canton Data Center	Canton-Massillon, OH	Data Center	10/03/2018	2008	—	100%	29,960	(1)
Benton Healthcare Facility, f.k.a. Benton Healthcare I (Benton)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1992/1999	—	100%	104,419	(1)
Benton Healthcare Facility II, f.k.a. Benton Healthcare III (Benton)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1983	—	100%	11,350	(1)
Bryant Healthcare Facility, f.k.a. Benton Healthcare II (Bryant)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1995	—	100%	23,450	(1)
Hot Springs Healthcare Facility, f.k.a. Benton Healthcare IV (Hot Springs)	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	2009	—	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	Healthcare	11/26/2018	2008	—	100%	58,156	(1)
Valdosta Healthcare Facility, f.k.a. Valdosta Healthcare I	Valdosta, GA	Healthcare	11/28/2018	2004	—	100%	24,750	(1)
Valdosta Healthcare Facility II, f.k.a. Valdosta Healthcare II	Valdosta, GA	Healthcare	11/28/2018	1992	—	100%	12,745	(1)
Bryant Healthcare Facility II, f.k.a. Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	Healthcare	08/16/2019	2016	—	100%	16,154	(1)
Laredo Healthcare Facility	Laredo, TX	Healthcare	09/19/2019	1998	—	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	Healthcare	09/19/2019	1998	—	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	Healthcare	09/19/2019	2013	—	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	Healthcare	09/19/2019	1998	—	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	Healthcare	10/04/2019	2012	—	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	Healthcare	10/04/2019	2013	—	100%	38,564	(1)

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Akron Healthcare Facility III	Akron, OH	Healthcare	10/04/2019	2008	—	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	Healthcare	10/04/2019	2007	—	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	Healthcare	10/04/2019	2011	—	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock, TX	Healthcare	10/04/2019	2006	—	100%	18,275	(1)
Bellevue Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2010	—	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2002	2005	100%	9,800	(1)
Bridgeton Healthcare Facility	St. Louis, MO-IL	Healthcare	10/04/2019	2012	—	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	Healthcare	10/04/2019	1984	—	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2004	2010	100%	5,685	(1)
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2010	—	100%	62,390	(1)
Dallas Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	1983	2013	—%	—	—
De Pere Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2005	—	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Lakewood, CO	Healthcare	10/04/2019	1962	2018	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	Healthcare	10/04/2019	2009	—	100%	12,163	(1)
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	Healthcare	10/04/2019	1999	—	100%	5,200	(1)
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	10/04/2019	1994	2009	100%	55,740	(1)
Fort Myers Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	1999	—	100%	32,148	(1)
Fort Myers Healthcare Facility II	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2010	—	100%	47,089	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2005	—	100%	9,017	(1)
Frankfort Healthcare Facility	Lexington-Fayette, KY	Healthcare	10/04/2019	1993	—	100%	4,000	(1)
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2010	—	100%	45,500	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	Healthcare	10/04/2019	2010	—	100%	15,462	(1)
Grapevine Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2007	—	100%	61,400	—
Hammond Healthcare Facility	Hammond, LA	Healthcare	10/04/2019	2006	—	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	Healthcare	10/04/2019	2004	—	100%	23,835	(1)
Harlingen Healthcare Facility	Brownsville-Harlingen, TX	Healthcare	10/04/2019	2007	—	100%	38,111	—
Henderson Healthcare Facility	Las Vegas-Henderson-Paradise, NV	Healthcare	10/04/2019	2000	—	100%	6,685	(1)
Houston Healthcare Facility III	Houston-The Woodlands-Sugar Land, TX	Healthcare	10/04/2019	1998	2018	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2011	—	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	Healthcare	10/04/2019	2009	—	100%	13,082	(1)
Lafayette Healthcare Facility	Lafayette, LA	Healthcare	10/04/2019	2004	—	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Sarasota-Bradenton, FL	Healthcare	10/04/2019	2008	—	100%	10,919	(1)
Las Vegas Healthcare Facility II	Las Vegas-Henderson-Paradise, NV	Healthcare	10/04/2019	2007	—	100%	6,963	(1)
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2002	—	100%	5,746	(1)
Lubbock Healthcare Facility	Lubbock, TX	Healthcare	10/04/2019	2003	—	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2003	—	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	Healthcare	10/04/2019	1964	2010	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2008	—	100%	4,178	(1)
New Bedford Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	10/04/2019	1942	1995	100%	70,657	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2007	—	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	10/04/2019	1965	2000	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	Healthcare	10/04/2019	2007	—	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	Healthcare	10/04/2019	2010	—	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2005	—	100%	6,963	(1)

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2008	—	100%	7,432	(1)
San Antonio Healthcare Facility II	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2013	—	100%	82,316	—
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2012	—	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	1987	—	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2017	—	81%	47,091	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2003	—	100%	5,000	(1)
Savannah Healthcare Facility	Savannah, GA	Healthcare	10/04/2019	2014	—	100%	48,184	(1)
St. Louis Healthcare Facility	St. Louis, MO-IL	Healthcare	10/04/2019	2005	2007	100%	21,823	(1)
Sturgeon Bay Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2007	—	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	Healthcare	10/04/2019	2013	—	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	Healthcare	10/04/2019	1998	—	100%	28,752	(1)
Webster Healthcare Facility II	Houston-The Woodlands-Sugar Land, TX	Healthcare	10/04/2019	2014	2019	100%	373,070	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre–Hazleton, PA	Healthcare	10/04/2019	2012	—	100%	15,996	(1)
Yucca Valley Healthcare Facility	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2009	—	100%	12,240	(1)
Tucson Healthcare Facility II	Tucson, AZ	Healthcare	12/26/2019	(2)	(2)	—%	—	—
Tucson Healthcare Facility III	Tucson, AZ	Healthcare	12/27/2019	(2)	(2)	—%	—	—
							8,257,915	$457,345

(1)
Property collateralized under our credit facility. As of December 31, 2019, 128 commercial real estate properties were collateralized under our credit facility and we had an outstanding principal balance of $908,000,000.

(2)	Property under construction as of December 31, 2019.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated over the shorter of their respective lease term or expected useful life.
Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2019, the weighted average remaining lease term of our properties was 10.1 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2019 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2020	17	75,972	$1,936	0.9%
2021	4	4,262	191	0.1%
2022	12	301,474	5,880	2.7%
2023	12	161,392	4,459	2.0%
2024	27	512,546	15,278	6.9%
2025	12	583,527	16,994	7.7%
2026	16	783,055	18,219	8.2%
2027	14	733,736	20,685	9.4%
2028	10	255,068	5,546	2.5%
2029	18	791,469	15,187	6.9%
Thereafter	63	4,055,414	116,169	52.7%
	205	8,257,915	$220,544	100.0%

(1)	Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2019.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stockholder Information
As of March 24, 2020, we had approximately 221.4 million shares of common stock outstanding, held by a total of 62,647 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
Market Information
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.
For the year ended December 31, 2019, the offering price for the shares in the DRIP Offering was $9.25 per Class A share, $9.25 per Class I share, $9.25 per Class T share, and $9.25 per Class T2 share, which is equal to the estimated per share NAV, as determined by our board of directors on September 27, 2018, or the 2018 Estimated Per Share NAV. Effective January 1, 2020, we are offering shares of our common stock to our stockholders pursuant to the current DRIP Offering at a price of $8.65 per Class A share, $8.65 per Class I share, $8.65 per Class T share, and $8.65 per Class T2 share, which is equal to the Estimated Per Share NAV, as determined by our board of directors on December 17, 2019.
We will continue to issue shares of Class A common stock, Class I common stock, Class T common stock, and Class T2 common stock under the current DRIP Offering until such time as we sell all of the shares registered for sale under the current DRIP Offering, unless we file a new registration statement with the SEC or the current DRIP Offering is terminated by our board of directors. We will issue such shares at the applicable Estimated Per Share NAV.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to FINRA Rule 5110 and NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $8.65 as of December 31, 2019. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.65 per share if a market did exist.
The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on December 17, 2019, using a methodology that conformed to standard industry practice. In determining the 2018 Estimated Per Share NAV and the Estimated Per Share NAV, our board of directors considered information and analyses, including valuation materials that were provided by Robert A. Stanger & Co., Inc., information provided by our Advisor and the recommendation of the Audit Committee. See our Current Reports on Form 8-K filed with the SEC on December 19, 2019 and October 1, 2018, respectively, for additional information regarding Robert A. Stanger & Co., Inc. and its valuation materials and the methodology used to determine the 2018 Estimated Per Share NAV and the Estimated Per Share NAV.
Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, if ever, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our share repurchase program.
In connection with entering into the Merger Agreement, on April 10, 2019, our board of directors approved the Sixth Amended & Restated Share Repurchase Program, or the Sixth Amended & Restated SRP, which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, we only repurchased shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.

On October 2, 2019, in connection with the REIT Merger, our board of directors approved the Amended SRP. The Amended SRP applied to all eligible stockholders, beginning with repurchases made on the first quarter repurchase date of 2020, which was January 30, 2020.
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
As a result of the limitations described in (a) – (c) above, some or all of a stockholder’s shares may not be repurchased. Each quarter, we will process repurchase requests made in connection with the death or Qualifying Disability of a stockholder, or, in the discretion of the Board, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
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
During the year ended December 31, 2019, we repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class

T2 shares) for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share) under our share repurchase program. During the year ended December 31, 2018, the Company repurchased 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares) for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share) under our share repurchase program.
During the three months ended December 31, 2019, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 2019	112,185	$9.25	—	$—
November 2019	15,868	$9.25	—	$—
December 2019	10,485	$9.25	—	$—
Total	138,538		—
During the three months ended December 31, 2019, we repurchased approximately $1,281,000 of Class A shares and Class T shares of common stock.
Stockholders
As of March 24, 2020, we had approximately 166,408,000 shares of Class A common stock, 12,544,000 shares of Class I common stock, 38,939,000 shares of Class T common stock and 3,496,000 of Class T2 common stock outstanding held by 62,647 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2019, we paid aggregate distributions of $89.4 million to Class A, Class I, Class T and Class T2 stockholders ($49.5 million in cash and $39.9 million reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2018, we paid aggregate distributions of $81.2 million to Class A, Class I, Class T and Class T2 stockholders ($40.3 million in cash and $40.9 million reinvested in shares of our common stock pursuant to the DRIP).

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
The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except share and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate, net	$2,768,462	$1,673,732	$1,505,405	$897,000	$410,514
Cash and cash equivalents	$69,342	$68,360	$74,803	$50,446	$31,262
Acquired intangible assets, net	$285,459	$154,204	$150,554	$98,053	$54,633
Total assets	$3,239,534	$1,963,829	$1,777,944	$1,070,038	$506,627
Notes payable, net	$454,845	$464,345	$463,742	$151,045	$—
Credit facility, net	$900,615	$352,511	$219,399	$219,124	$89,897
Total liabilities	$1,501,115	$916,444	$787,393	$401,610	$106,291
Total equity	$1,738,419	$1,047,385	$990,551	$668,428	$400,336
Operating Data:
Rental revenue	$210,901	$177,333	$125,087	$56,427	$21,279
Rental expenses	$40,984	$37,327	$26,096	$8,164	$2,836
Asset management fees	$16,475	$13,114	$9,963	$4,925	$1,895
Depreciation and amortization	$74,104	$58,258	$41,133	$19,211	$7,053
Impairment loss on real estate	$21,000	$—	$—	$—	$—
Income (loss) from operations	$49,996	$63,238	$43,826	$15,683	$(2,888)
Net income (loss) attributable to common stockholders	$2,782	$28,873	$21,279	$11,297	$(4,767)
Funds from operations attributable to common stockholders (1)	$97,807	$87,131	$62,412	$30,508	$2,286
Modified funds from operations attributable to common stockholders (1)	$79,929	$69,585	$49,941	$28,940	$10,015
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.02	$0.22	$0.21	$0.17	$(0.17)
Diluted	$0.02	$0.22	$0.21	$0.17	$(0.17)
Distributions declared for common stock	91,204	81,985	63,488	42,336	18,245
Distributions declared per common share	$0.58	$0.63	$0.62	$0.63	$0.64
Weighted average number of common shares outstanding:
Basic	157,247,345	131,040,645	101,714,148	66,991,294	28,658,495
Diluted	157,271,668	131,064,388	101,731,944	67,007,124	28,658,495
Cash Flow Data:
Net cash provided by operating activities	$80,109	$74,211	$51,827	$24,975	$3,290
Net cash used in investing activities	$(538,318)	$(232,815)	$(636,693)	$(543,547)	$(375,528)
Net cash provided by financing activities	$458,912	$152,384	$613,704	$542,292	$398,811

(1)
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our funds from operations and modified funds from operations and for a reconciliation on these non-GAAP financial measures to net income attributable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.
This section of the Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2018, and 2017 has been omitted from this Annual Report on Form 10-K pursuant to amendments as a result of the 2015 Fixing America's Surface Transportation Act, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 22, 2019.
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
We raised the equity capital for our real estate investments through two public offerings from May 2014 through November 2018, and we have offered shares pursuant to our DRIP Offerings since November 2017. As of December 31, 2019, we had accepted investors’ subscriptions for and issued approximately 147,707,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,437,115,000, before share repurchases of $87,469,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,578,000.
On December 17, 2019, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established the Estimated Per Share NAV, calculated as of October 31, 2019, of $8.65. Therefore, effective January 1, 2020, shares of common stock are offered pursuant to the Second DRIP Offering for a price per share of $8.65.
We intend to establish an estimated per share net asset value, or the Estimated Per Share NAV, on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last three years as of each valuation date presented below:

Valuation Date	Effective Date	Estimated Per Share NAV
June 30, 2017	October 1, 2017	$9.18
June 30, 2018	October 1, 2018	$9.25
October 31, 2019	December 18, 2019	$8.65
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, our Operating Partnership and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during our liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of our Offerings. The Dealer Manager received fees for services related to the Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2019, we had purchased 152 properties, inclusive of 60 properties acquired in the REIT Merger on October 4, 2019, or Legacy REIT I properties, comprising of approximately 8,681,000 of rentable square feet for an aggregate purchase price of approximately $3,130.0 million.
As of December 31, 2019, we sold one of three buildings and a portion of land related to one healthcare property for an aggregate sale price of $3.1 million and generated net proceeds of $2.9 million.
Completion of Merger with Carter Validus Mission Critical REIT, Inc.
On April 11, 2019, we, along with REIT I, our Operating Partnership, the REIT I Operating Partnership, and Merger Sub, entered into the Merger Agreement.
Pursuant to the terms and conditions of the Merger Agreement, on October 4, 2019, REIT I merged with and into Merger Sub, with Merger Sub surviving the REIT Merger, such that following the REIT Merger, the Surviving Entity continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased.
At the effective time of the REIT Merger, each issued and outstanding share of REIT I’s common stock (or a fraction thereof), $0.01 par value per share was converted into the right to receive:

(i)	$1.00 in cash; and

(ii)	0.4681 shares of our Class A Common Stock, par value $0.01 per share.
The Combined Company after the REIT Merger retained the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, the Code.
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
Purchase Price Allocation
Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs incurred and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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
The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental revenue over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental revenue.
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Impairment of Long-Lived Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the assets through their undiscounted future cash flows using various assumptions, such as market rate per square foot, annual growth rates, terminal capitalization rates and discount rates. If, based on this analysis, we do not believe that it will be able to recover the carrying value of the assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.
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
In addition, we estimate the fair value of the assets by applying a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
Real Estate Acquisitions and Dispositions in 2019

•
During the year ended December 31, 2019, we, through our wholly-owned subsidiaries, acquired 67 properties, inclusive of 60 properties acquired in the REIT Merger on October 4, 2019, for an aggregate purchase price of $1,301,630,000 and comprising approximately 2,874,000 rentable square feet.

•
During the year ended December 31, 2019, we sold one of three buildings and a portion of land related to one healthcare property, which comprised of approximately 9,000 rentable square feet, for a sale price of $3,106,000.

For further discussion of our 2019 acquisitions and dispositions, see Note 3—"Acquisitions and Dispositions" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. "Risk Factors," of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of December 31, 2019, our properties were 95.1% leased.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Number of operating real estate properties (1)	150	85
Leased square feet	8,258,000	5,673,000
Weighted average percentage of rentable square feet leased	95%	98%

(1)	As of December 31, 2019, we owned 152 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
Operating real estate properties acquired	65	(1)	15
Operating real estate properties placed into service	—		1
Aggregate purchase price of operating real estate properties acquired	$1,299,216,000	(1)	$217,332,000
Aggregate cost of operating real estate properties placed into service	$—		$10,372,000
Leased square feet of operating real estate property additions	2,655,000		602,000

(1)
During the year ended December 31, 2019, we acquired 67 real estate properties, two of which were under construction. The properties under construction were purchased for $2,414,000. Additionally, we funded $2,916,000 at the closing date for construction of the development properties.

This section describes and compares our results of operations for the years ended December 31, 2019 and 2018. We generate almost all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development. Legacy REIT I property activities represent amounts recorded since the REIT Merger.
By evaluating the revenue and expenses of our same store and Legacy REIT I properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Same store rental revenue	$140,665	$141,322	$(657)	(0.5)%
Non-same store rental revenue	25,048	11,605	13,443	115.8%
Legacy REIT I properties rental revenue	20,330	—	20,330	100.0%
Same store tenant reimbursements	20,326	22,475	(2,149)	(9.6)%
Non-same store tenant reimbursements	3,584	1,882	1,702	90.4%
Legacy REIT I properties tenant reimbursements	761	—	761	100.0%
Other operating income	187	49	138	281.6%
Total rental revenue	$210,901	$177,333	$33,568	18.9%

•
Same store rental revenue decreased primarily due to terminating the leases with two tenants at one of our healthcare properties. The decrease was offset by an increase in same store rental revenue related to entering into certain lease amendments at one of our properties and lease termination fee income recorded during the year ended December 31, 2019.

•
Same store tenant reimbursements, which is a non-GAAP metric, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes, coupled with the write-offs related to tenant reimbursements due to terminating the leases with two tenants at one of our healthcare properties.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of 22 operating properties and placing one development property in service since January 1, 2018.

•	Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Same store rental expenses	$32,818	$33,385	$(567)	(1.7)%
Non-same store rental expenses	6,149	3,942	2,207	56.0%
Legacy REIT I properties rental expenses	2,017	—	2,017	100.0%
General and administrative expenses	8,421	5,396	3,025	56.1%
Asset management fees	16,475	13,114	3,361	25.6%
Depreciation and amortization	74,104	58,258	15,846	27.2%
Impairment loss on real estate	21,000	—	21,000	100.0%
Total expenses	$160,984	$114,095	$46,889	41.1%
Gain on real estate disposition	$79	$—	$79	100.0%

•
Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to the adoption of ASU 2018-20, related to real estate taxes, and a decrease in utility costs at certain properties, partially offset by the gross-up of ground lease rental payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the adoption of ASC 842 on January 1, 2019. See Note 2—"Summary of Significant Accounting Policies" for further discussion.

•
Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of 22 operating properties and placing one development property in service since January 1, 2018.

•	Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger.

•
General and administrative expenses increased primarily due to an increase in custodial fees related to maintaining and safekeeping services of our stockholders' accounts, an increase in administrative costs of managing and operating our real estate properties in connection with our growth and an increase in transfer agent fees. During the period we were selling shares of common stock pursuant to our Offerings, costs related to our custodial fees and transfer agent were recorded in the consolidated statements of stockholders' equity as other offering costs.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2018.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2018, coupled with the acceleration of amortization recorded in the amount of $3.2 million during the year ended December 31, 2019, related to two in-place lease intangible assets.

•	Impairment loss on real estate increased due to impairment recorded in the amount of $21.0 million related to two healthcare properties.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$21,025	$21,036	$(11)	(0.1)%
Interest on credit facility	24,072	12,376	11,696	94.5%
Amortization of deferred financing costs	2,825	2,810	15	0.5%
Cash deposits interest	(566)	(678)	112	(16.5)%
Capitalized interest	(142)	(1,179)	1,037	(88.0)%
Total interest and other expense, net	$47,214	$34,365	$12,849	37.4%

•
Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on our credit facility, an increase in interest rates and write-offs of the deferred financing costs related to the termination of the Bridge Facility (as defined in “Liquidity and Capital Resources - Credit Facility.”)

•	Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties due to placing one development property in service since January 1, 2018.
Share Repurchase Program
Our share repurchase program allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the distribution reinvestment plan, or the DRIP Offerings, during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of our common stock are at the sole discretion of our board of directors, provided, however, that we will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. In addition, our board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate.
In connection with entering into the Merger Agreement, on April 10, 2019, our board of directors approved the Sixth Amended & Restated SRP, which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Sixth Amended & Restated SRP, we only repurchased shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
On October 2, 2019, in connection with the REIT Merger, our board of directors approved the Amended SRP. The Amended SRP applied to all eligible stockholders, beginning with repurchases made on the first quarter repurchase date of 2020, which was January 30, 2020. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Amended SRP.
During the year ended December 31, 2019, we repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share). During the year ended December 31, 2018, we repurchased 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares) for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share).
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

Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other borrowings.
When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or, as necessary, to respond to unanticipated additional capital needs.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and funding of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility, as well as secured and unsecured borrowings from banks and other lenders.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and funding of tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our credit facility, proceeds from secured or unsecured borrowings from banks or other lenders and funds equal to amounts reinvested in the DRIP.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
In addition, we are continuing to monitor the outbreak of the coronavirus (COVID-19) and its impact on our tenants and the healthcare industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Annual Report on Form 10-K as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this Annual Report on Form 10-K, this could materially disrupt our business operations.
Capital Expenditures
We will require approximately $39.0 million in expenditures for capital improvements over the next 12 months, of which $27.6 million relates to two development projects we anticipate to complete in 2020. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2019, we had $4.7 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2019, we had approximately $69.3 million in cash and cash equivalents. For the year ended December 31, 2019, we paid capital expenditures of $12.8 million that primarily related to two data center properties and three healthcare properties.
Credit Facility
As of December 31, 2019, the maximum commitments available under the KeyBank Credit Facility were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the KeyBank Credit Facility can be increased to $1,000,000,000 any time before April 27, 2021.
On April 11, 2019, in connection with the execution of the Merger Agreement, our Operating Partnership entered into a commitment letter to obtain a senior secured bridge facility, or the Bridge Facility, in an amount of $475,000,000. Upon the closing of the Term Loan (defined below), on August 7, 2019, we terminated the Bridge Facility.
On August 7, 2019, we and certain of our subsidiaries entered into the Term Loan, with KeyBank National Association, a national banking association, or KeyBank, as Administrative Agent for the lenders, for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
The maximum commitments available under the KeyBank Credit Facility and the Term Loan, collectively, can be increased to $1,600,000,000. Generally, the proceeds of loans made under our credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
See Note 10—"Credit Facility" to the consolidated financial statements that are part of this Annual Report on Form 10-K.
The annual interest rate payable under our credit facility is, at our option, either: (a) the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on our overall leverage, or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on our overall leverage. As of December 31, 2019, the interest rate on the variable rate portion of our credit facility was 3.9% and the weighted average interest rate on the variable rate fixed through interest rate swap portion of our credit facility was 4.2%.
In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under our credit facility at a per annum rate equal to 0.25% if the daily amount outstanding under our credit facility is less than 50% of the lenders’ commitments, or 0.15% if the daily amount outstanding under our credit facility is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.
The actual amount of credit available under our credit facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in our credit facility agreements. The amount of credit available under our credit facility will be a maximum principal amount of the value of the assets that are included in the pool availability.
Our credit facility agreements contain various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by us, our Operating Partnership and its subsidiaries that own properties that serve as collateral for our credit facility, limitations on the nature of our business, our Operating Partnership and its subsidiaries, and limitations on distributions by us, our Operating Partnership and its subsidiaries. Our credit facility agreements impose the following financial covenants, which are specifically defined in our credit facility agreements, on us: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum weighted average remaining lease term of properties in the collateral pool; and (f) minimum number of properties in the collateral pool. In addition, our credit facility agreements include events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2019.
During the year ended December 31, 2019, we added 64 healthcare properties and one data center property to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $603,675,000.
As of December 31, 2019, we had a total pool availability under our credit facility of $1,129,545,000 and an aggregate outstanding principal balance of $908,000,000; therefore, $221,545,000 was available to be drawn under our credit facility.
Notes Payable
For a discussion of our notes payable, see Note 9—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed the greater of 50.0% of the combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2019, our borrowings were 42.1% of the fair market value of our real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2019, our leverage did not exceed 300.0% of the value of our net assets.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Cash Flows
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Net cash provided by operating activities	$80,109	$74,211	$5,898	7.9%
Net cash used in investing activities	$538,318	$232,815	$305,503	131.2%
Net cash provided by financing activities	$458,912	$152,384	$306,528	201.2%
Operating Activities

•
Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of 83 operating properties, inclusive of 60 properties acquired in the REIT Merger, and placing one development property in service since January 1, 2018, offset by rent not being collected from two tenants, the leases with which were terminated during 2019, coupled with the interest expense paid related to the revolving portion of our credit facility and deferred financing costs paid related to the Bridge Facility, which was terminated on August 7, 2019.

Investing Activities

•	Net cash used in investing activities increased primarily due to the REIT Merger, offset by a real estate disposition and a decrease in capital projects during the year ended December 31, 2019.
Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from our credit facility that were used for the REIT Merger, coupled with a decrease in repurchases of common stock due to entering into the Sixth Amended & Restated SRP (as defined and discussed in Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Amended SRP), offset by a decrease in proceeds from issuance of common stock as a result of the termination of our offering and an increase in payments on notes payable, primarily due to a partial pre-payment of one of our notes payable (as discussed in Note 9—"Notes Payable").

Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. For the year ended December 31, 2018, our cash flows provided by operations of approximately $74.2 million was a shortfall of approximately $7.0 million, or 8.6% of our distributions paid (total distributions were approximately $81.2 million, of which $40.3 million was cash and $40.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on investment than a stockholder may expect.
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

The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Character of Class A Distributions:	2019	2018
Ordinary dividends	17.93%	41.38%
Capital gain distributions	0.38%	—%
Nontaxable distributions	81.69%	58.62%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2019	2018
Ordinary dividends	17.93%	41.38%
Capital gain distributions	0.38%	—%
Nontaxable distributions	81.69%	58.62%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2019	2018
Ordinary dividends	4.79%	33.01%
Capital gain distributions	0.43%	—%
Nontaxable distributions	94.78%	66.99%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2019	2018
Ordinary dividends	4.79%	33.01%
Capital gain distributions	0.43%	—%
Nontaxable distributions	94.78%	66.99%
Total	100.00%	100.00%
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the years ended December 31, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2019		2018
Distributions paid in cash - common stockholders	$49,494		$40,296
Distributions reinvested (shares issued)	39,934		40,938
Total distributions	$89,428		$81,234
Source of distributions:
Cash flows provided by operations (1)	$49,494	55%	$40,296	50%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	39,934	45%	40,938	50%
Total sources	$89,428	100%	$81,234	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of December 31, 2019, were approximately $9.1 million for common stockholders. These distributions were paid on January 2, 2020.
For the year ended December 31, 2019, we declared and paid distributions of approximately $89.4 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the year ended December 31, 2019 of approximately $97.8 million.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2019, see Note 21—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 18—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2019, we had $457.3 million in notes payable principal outstanding and $908.0 million of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2019, we were in compliance with all such covenants and requirements on our notes payable and our credit facility.
As of December 31, 2019, the aggregate notional amount under our derivative instruments was $637.8 million, inclusive of three interest rate swaps with a notional amount of $150.0 million and an effective date of January 1, 2020. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2019, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2019, we had approximately $1,365.3 million of principal debt outstanding, of which $457.3 million related to notes payable and $908.0 million related to our credit facility. See Note 9—"Notes Payable" and Note 10—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2019, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,152	$77,229	$30,070	$111,116	$219,567
Interest payments—fixed rate debt	9,509	15,587	11,130	11,341	47,567
Principal payments—variable rate debt fixed through interest rate swap agreements	2,773	235,005	250,000	—	487,778
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	21,862	36,194	3,510	—	61,566
Principal payments—variable rate debt	—	108,000	550,000	—	658,000
Interest payments—variable rate debt (2)	25,933	49,028	41,382	—	116,343
Capital expenditures	38,954	6,265	3,446	4,339	53,004
Ground lease payments	1,633	3,268	3,325	136,719	144,945
Total	$101,816	$530,576	$892,863	$263,515	$1,788,770

(1)	We used the fixed rates under our interest rate swap agreements as of December 31, 2019, to calculate the debt payment obligations in future periods.

(2)	We used LIBOR plus the applicable margin under our variable rate debt agreements as of December 31, 2019, to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advance of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying consolidated statements of comprehensive (loss) income and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.

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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2019	2018
Net income attributable to common stockholders	$2,782	$28,873
Adjustments:
Depreciation and amortization (1)	74,104	58,258
Gain on real estate disposition	(79)	—
Impairment loss on real estate	21,000	—
FFO attributable to common stockholders	$97,807	$87,131
Adjustments:
Amortization of intangible assets and liabilities (2)	(4,248)	(4,280)
Reduction in the carrying amount of right-of-use assets - operating leases, net	577	—
Straight-line rent (3)	(14,207)	(13,364)
Ineffectiveness of interest rate swaps	—	98
MFFO attributable to common stockholders	$79,929	$69,585
Weighted average common shares outstanding - basic	157,247,345	131,040,645
Weighted average common shares outstanding - diluted	157,271,668	131,064,388
Net income per common share - basic	$0.02	$0.22
Net income per common share - diluted	$0.02	$0.22
FFO per common share - basic	$0.62	$0.66
FFO per common share - diluted	$0.62	$0.66

(1)
During the year ended December 31, 2019, we wrote off two in-place lease intangible assets in the amount of approximately $3.2 million by accelerating the amortization of the acquired intangible assets.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the year ended December 31, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $0.2 million by accelerating the amortization of the acquired intangible liability.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the year ended December 31, 2019, we wrote off approximately $0.5 million of straight-line rent. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net income attributable to common stockholders	$1,787	$(9,630)	$6,264	$4,361
Adjustments:
Depreciation and amortization	23,994	16,254	15,610	18,246
Gain on real estate disposition	(79)	—	—	—
Impairment loss on real estate	8,000	13,000	—	—
FFO attributable to common stockholders	$33,702	$19,624	$21,874	$22,607
Adjustments:
Amortization of intangible assets and liabilities (1)	(810)	(1,285)	(1,077)	(1,076)
Reduction in the carrying amount of right-of-use assets - operating leases, net	212	141	111	113
Straight-line rent (2)	(5,767)	(2,784)	(2,982)	(2,674)
MFFO attributable to common stockholders	$27,337	$15,696	$17,926	$18,970
Weighted average common shares outstanding - basic	218,928,165	137,063,509	136,135,710	136,179,343
Weighted average common shares outstanding - diluted	218,955,915	137,063,509	136,161,037	136,204,843
Weighted average common shares outstanding - diluted for FFO	218,955,915	137,082,259	136,161,037	136,204,843
Net income (loss) per common share - basic	$0.01	$(0.07)	$0.05	$0.03
Net income (loss) per common share - diluted	$0.01	$(0.07)	$0.05	$0.03
FFO per common share - basic	$0.15	$0.14	$0.16	$0.17
FFO per common share - diluted	$0.15	$0.14	$0.16	$0.17

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
The following table summarizes our principal debt outstanding as of December 31, 2019 (amounts in thousands):

December 31, 2019
Notes payable:
Fixed rate notes payable	$219,567
Variable rate notes payable fixed through interest rate swaps	237,778
Total notes payable	457,345
Credit facility:
Variable rate revolving line of credit	108,000
Variable rate term loan fixed through interest rate swaps	250,000
Variable rate term loans	550,000
Total credit facility	908,000
Total principal debt outstanding (1)	$1,365,345

(1)	As of December 31, 2019, the weighted average interest rate on our total debt outstanding was 4.2%.
As of December 31, 2019, $658.0 million of the $1,365.3 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.9% per annum. As of December 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $3.3 million per year.
As of December 31, 2019, we had 18 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $637.8 million, inclusive of three interest rate swaps with a notional amount of $150.0 million and an effective date of January 1, 2020. As of December 31, 2019, the aggregate settlement value was $(5.1) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to $3.7 million. These interest rate swaps were designated as hedging instruments.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Item 8. Financial Statements and Supplementary Data.
See the index at Part IV, Item 15. Exhibits and Financial Statement Schedules
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the us to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
Our directors and executive officers and their respective positions are as follows:

Name	Age	Positions
John E. Carter	60	Chairman of the Board
Michael A. Seton	47	Chief Executive Officer, President and Director
Kay C. Neely	43	Chief Financial Officer and Treasurer
Randall Greene	70	Director (Independent)
Jonathan Kuchin	68	Director (Independent)
Ronald Rayevich	77	Director (Independent)
Roger Pratt	67	Director (Independent)
Robert M. Winslow	70	Director
John E. Carter has served as the Chairman of our board of directors since January 2013. Mr. Carter served as our Chief Executive Officer from January 2013 to April 2018. Mr. Carter founded and served as the Chairman of the board of directors of Carter Validus Mission Critical REIT, Inc. from December 2009 to October 2019 and Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. from December 2009 to April 2018. Mr. Carter also served as our President from January 2013 to March 2015 and served as President of Carter Validus Mission Critical REIT, Inc. from December 2009 to March 2015. He also serves as Executive Chairman of Carter Validus Advisors II, LLC. He has served as Chief Executive Officer from January 2013 to July 2015 and Co-Chief Executive Officer of Carter Validus Advisors II, LLC from August 2015 to April 2018, and is a member of the Investment Committee of Carter Validus Advisors II, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services II, LLC since January 2013. Mr. Carter serves as Executive Chairman of our sponsor, Carter Validus REIT Management Company II, LLC. He has served as Chief Executive Officer from January 2013 to July 2015 and as Co-Chief Executive Officer of Carter Validus REIT Management Company II, LLC, from July 2015 to April 2018. Mr. Carter founded and served as Executive Chairman of Carter/Validus Advisors, LLC until October 2019 and has served as Chief Executive Officer from December 2009 to August 2015 and Co-Chief Executive Officer from August 2015 to April 2018, a member of the Investment Management Committee of Carter/Validus Advisors, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services, LLC from December 2009 to October 2019. Mr. Carter founded and served as Executive Chairman of Carter/Validus REIT Investment Management Company, LLC until October 2019 and has served as Chief Executive Officer from December 2009 to July 2015 and Co-Chief Executive Officer of Carter/Validus REIT Investment Management Company from July 2015 to April 2018. Mr. Carter served as Executive Chairman of CV REIT Management Company, LLC until October 2019 and served as Co-Chief Executive Officer from October 2015 to April 2018. Mr. Carter also served on the Board of Managers for Validus/Strategic Capital Partners, LLC (now Strategic Capital Management Holdings, LLC) from November 2010 to August 2014. Mr. Carter founded and serves as Chairman of the board of directors of Carter Multifamily Growth & Income Fund, LLC. He also serves as Executive Chairman and as a member of the investment committee of the advisor, Carter Multifamily Growth & Income Advisors, LLC, and as Executive Chairman of the sponsor, Carter Multifamily Fund Management Company, LLC. In March 2019, Mr. Carter founded and serves as Executive Chairman and member of the Investment Committee at Carter Exchange Fund Management, LLC. He also serves as Executive Chairman of CX Reagan Crossing Manager, LLC. Mr. Carter also serves as Executive Chairman of Carter Funds and Allegiant Management, which was formed in November 2019 to provide property management services to the Carter Fund Properties. Mr. Carter also serves as Chairman of the board of directors of Carter Multifamily Growth & Income Fund II, LLC. He also serves as Executive Chairman and as a member of the investment committee of the advisor of Carter Multifamily Growth & Income Fund II, LLC. Mr. Carter has more than 38 years of real estate experience in all aspects of leasing, asset management, acquisitions, finance, investment and corporate advisory services. Mr. Carter served as Vice Chairman and a principal of Carter & Associates, L.L.C., or Carter & Associates, one of the principals of our sponsor, from January 2000 to June 2016. Mr. Carter has served in such capacities since he merged his company, Newport Partners, LLC, or Newport Partners, to Carter & Associates in January 2000. Mr. Carter founded Newport Partners in November 1989 and grew the company into a full-service real estate firm with approximately 63 associates throughout Florida. Prior to November 1989, Mr. Carter worked for two years at Trammel Crow Company. In the early 1980s, he spent five years at Citicorp where he focused primarily on tax shelter, Industrial Revenue Bonds (IRBs) and other real estate financing transactions. He also was a founding board member of GulfShore Bank (currently Seacoast Bank), a community bank located in Tampa, Florida, serving on the Board from August 2007 until the Bank was sold in April 2017. Mr. Carter is a licensed real estate broker, a member of the IPA Board and Executive Committee, a member of IPA’s PAC Board and is a member of NAREIT’s Public Non-Listed REIT Council

Executive Committee. Mr. Carter obtained a Bachelor of Science in economics with a minor in mathematics from St. Lawrence University in Canton, New York in 1982 and a Master of Business Administration from Harvard University in Cambridge, Massachusetts in 1989. Mr. Carter was selected to serve as a director because he has significant real estate experience in various areas. He has expansive knowledge of the real estate industry and has relationships with chief executives and other senior management at numerous real estate companies. Mr. Carter brings a unique and valuable perspective to our board of directors.
Michael A. Seton has served as a director of Carter Validus Mission Critical REIT II, Inc. since July 2018, Chief Executive Officer since April 2018 and as our President since March 2015. He also previously served as the Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. from April 2018 until its sale in October 2019 and as the President of Carter Validus Mission Critical REIT, Inc. from March 2015 until its sale in October 2019. Mr. Seton also served as a member of the Investment Committee of Carter/Validus Advisors, LLC from November 2010 until its sale in October 2019. He also serves as Chief Executive Officer of Carter Validus Advisors II, LLC, served as Co-Chief Executive Officer from August 2015 to April 2018, and has served as the President and a member of the Investment Committee of Carter Validus Advisors II, LLC since January 2013. Mr. Seton co-founded and serves as the Chief Executive Officer of our sponsor, Carter Validus REIT Management Company II, LLC, and served as Co-Chief Executive Officer from July 2015 to April 2018 and as President since January 2013. Mr. Seton served as the Chief Executive Officer of Carter/Validus Advisors, LLC from April 2018 until its sale in October 2019, served as the Co-Chief Executive Officer from August 2015 to April 2018, as the Chief Investment Officer from July 2011 to April 2012, and has served as the President of Carter/Validus Advisors, LLC from December 2009 until its sale in October 2019. He co-founded and served as Chief Executive Officer of Carter/Validus REIT Investment Management Company, LLC until its sale in October 2019, served as Co-Chief Executive Officer from July 2015 to April 2018 and served as President of Carter/Validus REIT Investment Management Company, LLC from December 2009 until its sale in October 2019. Mr. Seton has served as the Chief Executive Officer of CV REIT Management Company, LLC since March 2018 and served as Co-Chief Executive Officer from October 2015 to April 2018. Mr. Seton previously served as Chief Executive Officer of CV Data Center Growth & Income Fund Manager, LLC from May 2018, its inception, until the sale of its management business in December 2019. He also served on the Investment Committee of CV Data Center Growth & Income REIT Advisors, LLC from May 2018 until December 2019. Mr. Seton has 25 years of real estate investment and finance experience. From December 1996 until June 2009, Mr. Seton worked for Eurohypo AG (including its predecessor organizations) in New York, New York. At Eurohypo AG, Mr. Seton was a Managing Director and Division Head in the Originations Group, leading a team of professionals in the origination, structuring, documentation, closing and syndication of real estate financings for private developers, traded and non-traded public real estate investment trusts, and real estate operating companies. Real estate finance transactions in which Mr. Seton was involved included both on and off-balance sheet executions, including senior debt and mezzanine financings. Mr. Seton has been directly involved in over $35 billion in acquisitions and financings during his real estate career. Mr. Seton obtained a Bachelor of Science in economics from Vanderbilt University in Nashville, Tennessee in 1994.
Kay C. Neely has served as Chief Financial Officer and Treasurer of Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC since September 2018, and as Secretary of Carter Validus Mission Critical REIT II, Inc. and Carter Validus Advisors II, LLC since June 2019. Ms. Neely has also served as Chief Financial Officer, Treasurer and Secretary of Carter Validus Mission Critical REIT, Inc. and Chief Financial Officer and Secretary of Carter/Validus Advisors, LLC from June 2019 until its sale in October 2019. Ms. Neely has also served as the Chief Financial Officer, Treasurer and Secretary of Carter Validus REIT Management Company II, LLC since June 2019 and Carter/Validus REIT Investment Management Company, LLC from June 2019 until its sale in October 2019. In addition, Ms. Neely has served as the Executive Vice President of Finance and Accounting of CV Data Center Growth & Income REIT Advisors, LLC from November 2018 to December 2019, and has served as President of CV Data Center Growth & Income Fund Manager, LLC and Chief Executive Officer of CV Data Center Real Estate Management Services, LLC from June 2019 to December 2019. Ms. Neely served as the Senior Vice President of Accounting of Carter Validus Advisors II, LLC from January 2016 through September 2018, and as the Senior Vice President of Accounting of Carter/Validus Advisors, LLC from January 2016 through June 2019, where she was responsible for the oversight of the accounting and financial reporting functions, as well as managing all accounting department personnel. Ms. Neely brings approximately 19 years of real estate accounting and operations experience. Ms. Neely began her career with KPMG LLP in 1999 as a staff accountant in the audit practice and became a manager in June 2003, serving in such capacity until June 2005. From June 2005 to January 2008, Ms. Neely was an audit senior manager with KPMG LLP, where she planned, organized, staffed and administered audit engagements for public and private entities primarily in the real estate sector, including real estate investment trusts and investment funds. From March 2010 to January 2016, Ms. Neely was Associate Director of Audit Resource Management at KPMG LLP, where she managed the daily operations and financial planning for audit practices in 10 offices located in the Southeast and Puerto Rico, which consisted of over 400 audit partners, managers and staff. Ms. Neely graduated in the top 10% of her class at Emory University, Goizueta Business School in Atlanta, Georgia in 1998 with a Bachelor of Science in business administration with concentrations in accounting and finance. She holds a current Certified Public Accountant license in the state of Georgia.

Randall Greene has been an independent director since April 2014. He has over 40 years of experience in real estate management, mortgage banking, construction and property development. Mr. Greene served as Vice President of Charter Mortgage Co. and as President of its subsidiary, St. John’s Management Company, from 1975 to 1977, where he managed more than 3,500 multifamily units and 300,000 square feet of commercial and retail space throughout Florida. He also was President and Chief Executive Officer of Coastland Corporation of Florida (formerly Nasdaq: CLFL), a community developer in Florida, from 1976 to 1986, in which he supervised the development of more than 2000 acres of residential and commercial properties, the construction of more than 500 homes and a number of commercial and retail developments. From 1986 to 1993, Mr. Greene was the President and a director of Beggins/Greene, Inc., which was the principal developer of Symphony Isles, a waterfront community in Apollo Beach, Florida. From 1992 to 1995, Mr. Greene was a consultant for Eastbrokers, A.B., in which he consulted on the acquisition of hotels and commercial properties throughout Eastern Europe. Mr. Greene has served as the Director and an Audit Committee Member for Carter Multifamily Growth & Income Fund since December 2017 and an Audit Committee Member for Carter Multifamily Growth & Income Fund II since March 2020. Also, Mr. Greene currently serves as the Managing Partner and a director for Greene Capital Partners, LLC, an investment and advisory firm, and has been in this position since 1999, as well as President and a Director of ITR Capital Management, LLC, an investment management firm, positions he has held since September 2009. Mr. Greene also served as the Chief Operating Officer of the Florida Department of Environmental Protection from September 2011 through March 2015. Mr. Greene also served as an independent director of Carter Validus Mission Critical REIT, Inc. from July 2010 to October 2019. Mr. Greene has also been an executive coach for more than 50 Tampa-area CEOs through Vistage Florida since November 2004, and currently coaches 20 CEOs. Mr. Greene was a member of the Florida Chapter of the Young Presidents’ Organization from 1980 to 1999 and served as Florida Chapter Chairman in 1995. He is a member of the World Presidents’ Organization, Tampa Young Presidents’ Organization Forum III, Association for Corporate Growth, Leadership Tampa Alumni, and the Financial Planning Association. Mr. Greene is also a Certified Financial Planner. He has been honored as an Outstanding Young Man of America, as an Alumnus of the Year by Phi Kappa Tau Fraternity and is a member of Florida Blue Key. Mr. Greene obtained a Bachelor of Science with distinction from Eckerd College in St. Petersburg, Florida in 1986 and a Master of Business Administration from The Wharton School, University of Pennsylvania in Philadelphia, Pennsylvania in 1988. Mr. Greene was selected to serve as a director due to his knowledge of the real estate and mortgage banking industries and his previous service as the President and Chief Executive Officer of a public company that was a community developer. Mr. Greene’s experience assists the company in managing and operating as a public company in the real estate industry.
Jonathan Kuchin has been an independent director since April 2014. Mr. Kuchin, a certified public accountant, has more than 29 years of experience in public accounting, focusing on public companies and their financial and tax issues, including initial public offerings, public financings, mergers and acquisitions, compensation issues (i.e., options, warrants, phantom stock, restricted stock), and implementation and compliance with the Sarbanes-Oxley Act of 2002, or SOX. Mr. Kuchin served as an independent director of Carter Validus Mission Critical REIT, Inc. from March 2011 to October 2019. On June 30, 2010, Mr. Kuchin retired as a tax partner from PricewaterhouseCoopers, or PwC. At retirement, he was a real estate tax partner in the New York City office, where he focused on public and private REIT clients and on SEC reporting aspects of public REITs, including accounting for income taxes and uncertainty of income taxes, as well as compliance with SOX. He served in that capacity from June 2006 until his retirement date. From September 2004 to June 2006, Mr. Kuchin was a tax service partner for large corporations at PwC in the New York City office, where he focused on PwC audit clients and their issues relating to accounting for income taxes, compliance with SOX, deferred tax studies, first SEC filings and conversion to GAAP. Prior to June 2006, Mr. Kuchin served as the tax partner in charge of the PwC Seattle office and focused his practice on large public companies and the issues related to SEC filings, accounting for income taxes, SOX, and all other tax issues for public companies. In addition to his client responsibilities in Seattle, he managed the tax practice of 85 tax professionals including partners specializing in international tax, state and local tax, financial service tax and private companies. From October 1988 to July 1997, when he was admitted to the Coopers and Lybrand partnership, Mr. Kuchin held various positions with Coopers & Lybrand. Mr. Kuchin obtained a Bachelor of Science in business economics from the University of California, Santa Barbara in March of 1981. Mr. Kuchin was selected to serve as an independent director because of his significant real estate experience and his expansive knowledge in the public accounting and real estate industries.
Ronald Rayevich has been an independent director since April 2014. He has been active in residential and commercial real estate and investment management since 1965. In 1995, following an early retirement, Mr. Rayevich formed Raymar Associates, Inc. and since that time has been active as a commercial real estate consultant. Recent clients include Carlyle Realty, L.P., a Washington, DC based real estate investment arm of the Carlyle Group (1996 to 2011) and Advance Realty, a New Jersey based real estate investment and development company (1995 through 2012 and 2015 to 2019), where he served as a member of its Advisory Board. Mr. Rayevich also served as an independent director of Carter Validus Mission Critical REIT, Inc. from July 2010 to October 2019. Mr. Rayevich spent most of his career with Prudential Insurance Company (now Prudential Financial) (1965 to 1979 and from 1985 to the end of 1994), last serving as President and COO of The Prudential Realty Group with responsibility for the management of the insurance company’s then $6.5 billion commercial real estate portfolio. From 1982 to 1985, Mr. Rayevich was Managing Director, Investment Banking, with Prudential-Bache Securities

(now Wells Fargo Advisors). And from 1979 to 1982, he served as Vice President for Investments at Columbia University with management responsibility for the university’s entire endowment. Mr. Rayevich holds a Bachelor of Arts in history from The Citadel (1964) and a Master of Business Administration with a specialization in Finance from Florida State University (1971). In 1997 he served as National President (now-Chairman) of NAIOP, the Commercial Real Estate Development Association. As a Director Emeritus of this 19,000-member commercial real estate association, he was the founder of its National Forums program and founding Chairman and Governor of the NAIOP Research Foundation, where he continues to be active as Chair of its Audit and Investment Committees. Since 1991 he has been a Full Member of the Urban Land Institute. He has served for 12 years (2003 to 2015) as a member of The Citadel Trust, which manages a $90 million portion of The Citadel’s endowment and was elected its Chairman for the maximum term of six years. Mr. Rayevich was selected to serve as an independent director due to his significant experience in the real estate and financial services industries and he brings valuable knowledge and insight into the real estate investment process.
Roger Pratt has been an independent director and member of the Audit Committee of Carter Validus Mission Critical REIT II, Inc. since July 2018. Mr. Pratt currently serves as Senior Advisor to the Elite International Investment Fund. Mr. Pratt was the Managing Director for Prudential Real Estate Investors (PREI) from 1995 until his retirement in 2014. In this capacity he served as a senior leader at PREI, which over the course of his 32-year career with PREI became a global real estate manager with over $50 billion in gross assets under management. Mr. Pratt served as a member of PREI’s U.S., Latin American and Global Investment and Management Committees. Mr. Pratt directed open-end, closed-end, and single client account funds, and played a leading role in raising capital from more than 100 institutional investors including public, corporate and union funds as well as foundations and endowments. As the Co-Chief Risk & Investment Officer at PREI from 2012 to 2014, Mr. Pratt developed a strategic plan for PREI’s global proprietary capital portfolio, initiated a global portfolio review process, revamped and standardized the firm’s investment committee cases, created a Global Investment Committee, and instituted a “scorecard” for new products and funds. As a US Senior Portfolio Manager at PREI from 1995 to 2011, he directed open-end, closed-end and single client funds with gross assets over $13 billion during his tenure. From 1992 to 1995, he was the Portfolio Manager, and from 1995 to 2011 the Senior Portfolio Manager, of Prudential’s enhanced core equity real estate portfolio, PRISA II. On behalf of PRISA II, he served on the board of trustees of Starwood Hotels and Resorts Worldwide, Inc. from 1997 to 1999 (formerly NYSE: HOT). In 2003, Mr. Pratt developed and launched PRISA III, serving as its Senior Portfolio Manager until 2010. He also directed PREI’s US Single Client accounts from 1997 to 2011, and its Senior Housing platform from 2003 to 2010. Mr. Pratt began his career with the Prudential Realty Group (PRG) in 1982 as an asset manager and later served as the head of PRG’s New Jersey regional office and co-head of PRG’s national development portfolio. Mr. Pratt earned a Master of Regional Planning in 1976 from the University of North Carolina and a Master of Business Administration in 1982 as a Dean’s Scholar from the University of North Carolina. He received his B.A. as a Phi Beta Kappa graduate of the College of William and Mary in Williamsburg, Virginia in 1974. From 1976 to 1980, he served as a Community Development Planner for the State of North Carolina. Mr. Pratt serves on the Wood Center Real Estate Studies Advisory Board at the University of North Carolina, the Foundation Board of the Mason School of Business at the College of William and Mary, the Board of Directors of the Schumann Fund for New Jersey, and the Board of Directors of The George Washington University Museum and The Textile Museum in Washington, D.C. Mr. Pratt was selected to serve as an independent director because of his significant real estate and capital markets experience.
Robert M. Winslow has been a director since July 2016. He has also served as a member of the Investment Committee of Carter Validus Advisors II, LLC since January 2013. Mr. Winslow served as the Executive Vice President of Construction, Development and Special Projects of Carter Validus Advisors II, LLC from May 2015 to August 2018. Mr. Winslow also served as the Executive Vice President of Asset Management of Carter Validus Advisors II, LLC from January 2013 to May 2015. He has also served as a member of the Management Committee and Investment Committee of Carter/Validus Advisors, LLC from December 2009 to October 2019. Mr. Winslow also served as the Executive Vice President of Construction, Development and Special Projects of Carter/Validus Advisors, LLC from May 2015 to August 2018. He also served as the Executive Vice President of Asset Management of Carter/Validus Advisors, LLC from December 2009 to May 2015. Mr. Winslow is also a co-owner and principal in SC Distributors, LLC, our dealer manager, and its affiliated entities that sponsor private real estate investment programs. He has more than 45 years of real estate experience throughout the United States. Mr. Winslow has packaged and managed more than 50 commercial investments in hotels, offices, shopping centers and industrial properties with a value exceeding $300 million. He has served as President and Chief Executive Officer of Global Building and Consulting Corporation, a multi-service residential and commercial investment company specializing in performance-oriented management of real estate assets since 1996. Mr. Winslow is a licensed real estate broker and state certified general contractor in Florida, and also currently provides consulting services, including to Winter Park Health Foundation and Advent Health. From 1987 to 1989, Mr. Winslow structured a joint venture with Prentiss Properties to serve as the Florida Development Manager for proposed office projects for tenants including, among others, AT&T and Loral Federal Systems. In July 1980, Mr. Winslow founded and served as managing General Partner of Global Properties, LTD through 1985. Global Properties, LTD was a full-service real estate brokerage firm that grew to 120 sales associates, and was the first firm with whom Merrill Lynch Realty signed a Letter of Intent to purchase when it entered the Orlando market. Prior to founding Global Properties, LTD in 1980, Mr. Winslow served as Vice President of Winter Park Land Company, an old line private real estate holding company where he reversed two unprofitable divisions and created compatible new construction and real estate brokerage strategies. Mr. Winslow obtained a Bachelor of Arts from Rollins College in business administration/economics in 1971 and an MBA in International Finance from the Roy E. Crummer Graduate School of Business at Rollins College in Winter Park, Florida in 1973. Mr. Winslow currently serves on the board of Catholic Volunteers of Florida, a non-profit volunteer organization. Mr. Winslow was selected to serve as a director because of his significant real estate experience and his expansive knowledge in real estate industries.
Our executive officers have stated that there are no arrangements or understandings of any kind between them and any other person relating to their appointments as executive officers.
Committees of our Board of Directors
Audit Committee
The board of directors maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Kuchin, Greene, Rayevich and Pratt, all four of whom are independent directors. The audit committee reports regularly to the full board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at www.cvmissioncriticalreit2.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”
Although our shares are not listed for trading on any national securities exchange, all four members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all four members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Kuchin satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Kuchin as our audit committee financial expert. The audit committee met five times during 2019.
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
Special Committee
Our board of directors established a special committee. The special committee's function is limited to the evaluation, negotiation and approval of any transaction that our board of directors specifically identifies and delegates authority to the special committee. The members of the special committee are each of our four independent directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, to the best of our knowledge, all of the filings by the Company’s directors and executive officers were made on a timely basis, except that a Form 4 was inadvertently filed late by Ms. Neely and each of Messrs. Seton, Kuchin, Carter, Greene, Rayevich and Winslow.

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
Our executive officers are also officers of our advisor, and its affiliates, including our Property Manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and our property management and leasing agreement. We also reimburse our Advisor for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our Advisor and Property Manager or their affiliates is found in the “Transactions with Related Persons, Promoters and Certain Control Persons” within Item 13. "Certain Relationships and Related Transactions, and Director Independence."
Compensation of Directors
Directors who are also officers or employees of our Advisor or their affiliates (Messrs. Carter, Winslow and Seton) do not receive any special or additional remuneration for service on the board of directors or any of its committees. During the portion of the year ended December 31, 2019 through November 7, 2019, each non-employee director received compensation for service on the board of directors and any of its committees as provided below:

•	an annual retainer of $40,000;

•	an additional annual retainer of $10,000 to the chairman of the audit committee;

•	$2,000 for each quarterly in-person board meeting;

•	$2,000 for each committee meeting attended in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee);

•
$5,000 per month for each of the special committee board members beginning December 1, 2019, and ending on the earlier of (i) the consummation of a transaction and (ii) dissolution of the special committee;

•	$500 per board or committee meeting attended by telephone conference; and

•
in the event that there is a meeting of the board of directors and one or more committees on a single day, the fees paid to each director will be limited to $2,500 per day ($3,000 per day for the chairman of the audit committee, if there is a meeting of that committee).

All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Further, we authorized and reserved 300,000 shares of our Class A common stock for issuance under the Carter Validus Mission Critical REIT II, Inc. 2014 Restricted Share Plan, or the Incentive Plan, and we granted 3,000 shares of Class A common stock to each of our independent directors at the time we satisfied the minimum offering requirement in our offering in connection with each director's initial election or appointment to the board of directors. The Incentive Plan provides for annual grants of 3,000 shares of Class A common stock to each of our independent directors in connection with such independent director’s subsequent re-election to our board of directors, provided, such independent director is an independent director of our company during such annual period. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. Please see below under "Amended and Restated Incentive Plan" for information on the A&R Incentive Plan, as defined below, and "Independent

Director Compensation" for the cash compensation that the independent directors are entitled to receive as of November 7, 2019.
Amended and Restated Incentive Plan
On March 6, 2020, our board of directors approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which we have the authority and power to grant awards of restricted shares of our Class A common stock to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain of the our consultants and certain consultants to our Advisor and its affiliates or to entities that provide services to us. Our board of directors has authorized a total of 5,000,000 Class A common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time.
Independent Director Compensation
On March 6, 2020, our board of directors determined to revise the amounts of restricted Class A common stock the independent directors are entitled to receive each year as provided below.
On March 10, 2020, we granted each independent director 2,415 restricted Class A common stock, with a per share price of $8.65, and beginning July 1, 2020 and each July 1 thereafter, we will grant each independent director $60,000 in restricted shares of Class A common stock. Restricted stock issued to our independent directors will vest over a three-year period following the first anniversary of the date of grant in increments of 33.34% per annum.
On March 6, 2020, our board of directors also approved the following annual compensation amounts for our independent directors, effective as of November 7, 2019: (i) a cash retainer of $90,000 per year (the chairperson of the audit committee will receive an additional $15,000 per year) plus (ii) $2,500 for each regularly scheduled quarterly meeting the director attends in person.
On March 19, 2020, due to the current coronavirus (COVID-19) situation, our board of directors revised the meeting fees to be paid to each independent director to include regularly scheduled quarterly meetings that are required to be held telephonically. Therefore, each independent director will receive $2,500 for each regularly scheduled quarterly meeting the director attends (whether the meeting is in person or telephonic).
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensations Earnings	All Other Compensation		Total
John E. Carter	$—	$—	$—	$—	$—	$—		$—
Michael A. Seton	$—	$—	$—	$—	$—	$—		$—
Robert M. Winslow	$—	$—	$—	$—	$—	$—		$—
Jonathan Kuchin (1)	$82,222	$27,750	$—	$—	$—	$20,648	(2)	$130,620
Randall Greene (1)	$70,028	$27,750	$—	$—	$—	$13,181	(3)	$110,959
Ronald Rayevich (1)	$100,028	$27,750	$—	$—	$—	$11,923	(4)	$139,701
Roger Pratt (1)	$100,028	$27,750	$—	$—	$—	$5,155	(5)	$132,933

(1)
On September 25, 2019, the independent director was awarded 3,000 restricted shares of Class A common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $9.25 per share for an aggregate amount of $27,750. As of December 31, 2019, all of the 3,000 shares of common stock remain unvested.

(2)
Of this amount, $13,689 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $6,959 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(3)	Of this amount, $13,181 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors.

(4)
Of this amount, $11,239 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $684 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(5)
Of this amount, $2,430 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $2,725 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

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
During the fiscal year ended December 31, 2019, John E. Carter, Michael A. Seton and Kay C. Neely also served as officers, directors and/or key personnel of our Advisor, our Property Manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see the section entitled “Transactions with Related Persons, Promoters and Certain Control Person.” within Item 13. "Certain Relationships and Related Transactions, and Director Independence."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.
We adopted the Incentive Plan pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our Class A common stock that may be issued pursuant to the Incentive Plan was 300,000 as of December 31, 2019, subject to adjustment under specified circumstances. On March 6, 2020, our board of directors approved the A&R Incentive Plan, pursuant to which we have the authority and power to grant awards of restricted shares of our Class A common stock to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain of the our consultants and certain consultants to our Advisor and its affiliates or to entities that provide services to us. Our board of directors has authorized a total of 5,000,000 Class A common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time.
The following table provides information regarding the Incentive Plan as of December 31, 2019:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	240,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	240,000

(1)
On September 25, 2019, we granted an aggregate of 12,000 restricted shares of Class A common stock to our independent directors, which were awarded in connection with each independent director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $9.25 per share. As of December 31, 2019, we had issued an aggregate of 60,000 shares of restricted stock to our independent directors in connection with their appointment or re-election to our board of directors. Restricted stock issued to our independent directors vests over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Beneficial Ownership of Equity Securities
The following table sets forth information as of March 24, 2020, regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 166,408,000 shares of Class A common stock outstanding, 12,544,000 shares of Class I common stock outstanding, 38,939,000 shares of Class T common stock outstanding and 3,496,000 shares of Class T2 common stock outstanding, as of March 24, 2020.

Name of Beneficial Owner (1)	Number of Class A Shares of Common Stock Beneficially Owned (2)	Percentage of All Class A Common Stock
Carter Validus REIT Management Company II, LLC	29,362	*
Directors
John E. Carter	(3)	*
Michael A. Seton	(4)	*
Robert M. Winslow	(5)	*
Jonathan Kuchin (6)	40,129	*
Randall Greene (7)	39,536	*
Ronald Rayevich (8)	33,054	*
Roger Pratt (9)	8,833	*
Executive Officers
Kay C. Neely	(10)
All officers and directors as a group (8 persons)	150,914	*

*	Represents less than 1% of the outstanding Class A common stock.

(1)	The address of each beneficial owner listed is c/o Carter Validus Mission Critical REIT II, Inc., 4890 W. Kennedy Blvd., Suite 650, Tampa, Florida 33609.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following March 24, 2020. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
Mr. Carter is Executive Chairman of Carter Validus REIT Management Company II, LLC, which directly owns 29,362 shares of Class A common stock in our company. Mr. Carter disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(4)
Mr. Seton is the Chief Executive Officer of Carter Validus REIT Management Company II, LLC, which directly owns 29,362 shares of Class A common stock in our company. Mr. Seton disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(5)
Mr. Winslow directly or indirectly controls Carter Validus REIT Management Company II, LLC, which directly owns 29,362 shares of Class A common stock in our company. Mr. Winslow disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of his pecuniary interest.

(6)
Represents restricted shares of our Class A common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors in the amount of 24,767 and fully vested shares converted in the REIT Merger in the amount of 15,362.

(7)
Represents restricted shares of our Class A common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors in the amount of 22,729 and fully vested shares converted in the REIT Merger in the amount of 16,807.

(8)
Represents restricted shares of our Class A common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors in the amount of 20,415 and fully vested shares converted in the REIT Merger in the amount of 12,639.

(9)	Represents restricted shares of our Class A common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors.

(10)
Ms. Neely is the Chief Financial Officer of Carter Validus REIT Management Company II, LLC, which directly owns 29,362 shares of Class A common stock in our company. Ms. Neely disclaims beneficial ownership of the shares held by Carter Validus REIT Management Company II, LLC, except to the extent of her pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Each of our executive officers and our non-independent directors, Messrs. Carter, Winslow and Seton, is affiliated with our Advisor and its affiliates. In addition, each of our executive officers also serves as an officer of our Advisor, Property Manager and/or other affiliated entities.
Carter Validus REIT Management Company II, LLC, or our sponsor, owns a 77.5% managing member interest in our Advisor. Strategic Capital Management Holdings, LLC, which is wholly owned by Validus/Strategic Capital, and is the owner of Strategic Capital Advisory Services, LLC and SC Distributors, LLC, owns a 22.5% non-managing member interest in our Advisor, and has no voting interest in our Advisor. Our Sponsor is directly or indirectly controlled by Messrs. Carter and Seton, as they, along with others who are not our executive officers or directors, are members of our Sponsor.
We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, our Operating Partnership and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of our Sponsor. We have no direct employees. Substantially all of our business is managed by our Advisor. The employees of our Advisor and other affiliates provide services to us related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
SC Distributors, LLC, an affiliate of our Advisor, served as the Dealer Manager of our Offerings. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and T2 shares that were sold in our Offerings.
Refer to Note 11—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
Amendments to CVREIT II Advisory Agreement
On April 11, 2019, concurrently with the execution of the Merger Agreement, we, REIT I Operating Partnership, our Operating Partnership and our Advisor entered into the Third Amended and Restated CVREIT II Advisory Agreement, or the Third A&R CVREIT II Advisory Agreement, which became effective as of the effective time of the REIT Merger.
First Amendment to Third A&R CVREIT II Advisory Agreement
On October 3, 2019, we, REIT I Operating Partnership, the Operating Partnership and our Advisor entered into the First Amendment to the Third A&R CVREIT II Advisory Agreement, or the First Amendment, which became effective on October 4, 2019, simultaneously with the effectiveness of the Third A&R CVREIT II Advisory Agreement at the effective time of the REIT Merger. The purpose of the First Amendment was to clarify that any subordinated fees payable to our Advisor under the Third A&R CVREIT II Advisory Agreement will be offset by any distributions our Advisor or any of its affiliates receives as a special limited partner of our Operating Partnership or REIT I Operating Partnership.
Fourth A&R CVREIT II Advisory Agreement
Following the completion of the Contributions (as defined herein), on October 4, 2019, we, our Operating Partnership and our Advisor entered into the Fourth Amended and Restated Advisory Agreement, or the Fourth A&R CVREIT II Advisory Agreement, in order to, among other things, clarify that REIT I Operating Partnership will not be a party to the Fourth A&R CVREIT II Advisory Agreement and that any subordinated fees the Advisor would have received under the Third A&R CVREIT II Advisory Agreement would be made to the Advisor in its capacity as a special limited partner of our Operating Partnership pursuant to the A&R CVOP II Partnership Agreement (as defined herein).

Amendments to CVOP II Operating Partnership Agreement
Fifth Amendment to CVOP II Operating Partnership Agreement
Concurrent with the execution of the Merger Agreement, we entered into an amendment, or the Fifth Amendment, to the Amended and Restated Limited Partnership Agreement of our Operating Partnership, by and between us and our Advisor, as amended, or the CVOP II Partnership Agreement. The purpose of the Fifth Amendment was to revise the economic interests of our Advisor by providing that our Advisor would not receive any subordinated distributions as a special limited partner of our Operating Partnership. The Fifth Amendment was to become effective as of the effective time of the REIT Merger.
Sixth Amendment to CVOP II Operating Partnership Agreement
On October 3, 2019, we and our Advisor entered into the Sixth Amendment to CVOP II Partnership Agreement, or the Sixth Amendment. The purpose of the Sixth Amendment is to rescind the Fifth Amendment in its entirety such that the revisions to the CVOP II Partnership Agreement set forth in the Fifth Amendment did not go into effect.
A&R CVOP II Partnership Agreement
Following the completion of the Contributions (as defined herein), on October 4, 2019, we and our Advisor entered into the Second Amended and Restated Agreement of Limited Partnership of our Operating Partnership, or the A&R CVOP II Partnership Agreement. The A&R CVOP II Partnership Agreement amends and restates the CVOP II Partnership Agreement in order to, among other things, amend the provisions related to distributions payable to the Advisor upon a Listing (as defined in the A&R CVOP II Partnership Agreement), termination of the Fourth A&R Advisory Agreement (unless such termination is by us because of a material breach of the Fourth A&R Advisory Agreement or occurs upon a change of control), and upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
Omnibus Assignment and Amendment to Property Management and Leasing Agreements
On October 4, 2019, immediately prior to the effective time of the REIT Merger, pursuant to the Omnibus Assignment and Amendment to the Property Management and Leasing Agreements, or the Assignment Amendment, our Property Manager, as assignee, or the Assignee, acquired, and Carter Validus Real Estate Management Services, LLC, as assignor, or the Assignor, assigned, transferred, conveyed, and delivered to the Assignee, all of the Assignor's rights, titles, and interests in the Property Management and Leasing Agreements by and among the Assignor and REIT I Operating Partnership's wholly-owned subsidiaries. Therefore, the Assignee, the property manager for the Company, will act as the property manager and leasing agent for the properties the Company acquired in the REIT Merger.
Operating Partnership Contribution
On October 4, 2019, following completion of the REIT Merger, the Advisor purchased all of Carter/Validus Advisors, LLC's, or CVREIT Advisor, units of ownership interest in REIT I Operating Partnership, or OP Units, and all of CVREIT Advisor's rights and entitlements as a partner of REIT I Operating Partnership, or the CVREIT II Advisor OP Unit Purchase, for an aggregate purchase price of $1,066, pursuant to that certain Partnership Interest Purchase Agreement, or the Purchase Agreement, by and between our Advisor, as buyer, and CVREIT Advisor, as Seller, dated October 4, 2019. On October 4, 2019, REIT I Operating Partnership, we, our Operating Partnership, our Advisor, Merger Sub, and CVOP Partner, LLC, or CVOP Partner, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement, or the Contribution Agreement, whereby effective on October 4, 2019, following the CVREIT II Advisor OP Unit Purchase, (i) Merger Sub and our Advisor, each a Contributor, and together, the Contributors, each contributed to our Operating Partnership all of their interests in REIT I Operating Partnership and our Operating Partnership acquired from the Contributors all of the Contributors’ right, title and interest in REIT I Operating Partnership in exchange for limited partnership interests in our Operating Partnership, and (ii) our Operating Partnership contributed to CVOP Partner all of its limited OP Units, or collectively, the Contributions.
Amended and Restated REIT I Operating Partnership Agreement
Following the completion of the Contributions, on October 4, 2019, our Operating Partnership, as the general partner of REIT I Operating Partnership, and CVOP Partner, as the limited partner of REIT I Operating Partnership, entered into the First Amended and Restated Agreement of Limited Partnership of REIT I Operating Partnership, or the A&R REIT I Operating Partnership Agreement. The primary purpose of the A&R REIT I Operating Partnership Agreement is to provide for the allocation of REIT I Operating Partnership’s profits and losses and distributions of cash and other assets of REIT I Operating Partnership to our Operating Partnership as general partner and CVOP Partner as limited partner of REIT I Operating Partnership.

Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, we paid the Dealer Manager selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. We continue to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in our Offerings. Distribution and servicing fees are recorded in the consolidated statements of stockholders' equity as a reduction to equity as incurred.
Acquisition Fees and Expenses
We pay to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, we reimburse the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that we do not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since our formation through December 31, 2019, we reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, in the consolidated balance sheets.
Asset Management Fees
We pay to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly, in arrears.
Operating Expense Reimbursement
We reimburse the Advisor for all operating expenses it paid or incurred in connection with the services provided to us, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on our behalf are recorded in general and administrative expenses in the consolidated statements of comprehensive (loss) income.
Property Management Fees
In connection with the rental, leasing, operation and management of our properties, we pay the Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. We reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on our behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If we contract directly with third parties for such services, we will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will we pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the consolidated statements of comprehensive (loss) income.
Leasing Commission Fees
We pay the Property Manager a separate fee for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, we may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in real estate, net, in the consolidated balance sheets.

Disposition Fees
We pay the Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of our independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price and one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2019, we had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Prior to the completion of the REIT Merger on October 4, 2019, upon the sale of the Company, the Advisor would have received 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of October 4, 2019, we had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement, which became effective immediately following the Contributions, does not provide for the payment of a subordinated participation in net sales proceeds to the Advisor or its affiliates.
The A&R CVOP II Partnership Agreement became effective following completion of the Contributions, and provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
Subordinated Incentive Listing Fee
Prior to the completion of the REIT Merger on October 4, 2019, upon the listing of our shares on a national securities exchange, the Advisor would have received 15% of the amount by which the sum of our adjusted market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of October 4, 2019, we had not incurred any subordinated incentive listing fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated incentive listing fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
Subordinated Distribution Upon Termination Fee
Prior to the completion of the REIT Merger on October 4, 2019, upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor would have been entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of our adjusted market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. As of October 4, 2019, we had not incurred any subordinated termination fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated termination fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon the termination of the Fourth A&R Advisory Agreement (unless such termination is by us because of a material breach of the Fourth A&R Advisory Agreement or occurs upon a change of control). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.

The following table details amounts incurred in connection with our related parties transactions as described above for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

		Incurred
		Year Ended December 31,
Fee	Entity	2019		2018	2017
Distribution and servicing fees	SC Distributors, LLC	$(563)	(1)	$368	$9,617
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	26,072		4,272	11,979
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	16,475		13,114	9,963
Property management fees	Carter Validus Real Estate Management Services II, LLC	5,403		4,391	3,246
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	4,492		2,692	2,101
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	1,241		497	907
Construction management fees	Carter Validus Real Estate Management Services II, LLC	276		243	719
Total		$53,396		$25,577	$38,532

(1)	Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock.
The following table details amounts payable to affiliates in connection with our related parties transactions as described above as of December 31, 2019 and 2018 (amounts in thousands):

		Payable
		December 31, 2019	December 31, 2018
Fee	Entity
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$89
Distribution and servicing fees	SC Distributors, LLC	6,210	10,218
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	—	32
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	2,100	1,182
Property management fees	Carter Validus Real Estate Management Services II, LLC	433	420
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	518	421
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	299	25
Construction management fees	Carter Validus Real Estate Management Services II, LLC	199	40
Total		$9,759	$12,427
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
We adopted an asset allocation policy to allocate property acquisitions among Carter Validus Mission Critical REIT, Inc. and any other program sponsored by Carter Validus REIT Management Company II, LLC and its affiliates. All transactions were allocated among us, Carter Validus Mission Critical REIT, Inc. and any other programs sponsored by Carter Validus REIT Management Company II, LLC by our investment committee in a manner consistent with our general investment allocation policy.

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
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Kuchin, Greene, Rayevich and Pratt, who comprise a majority of our board, qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate

Investment Trusts, or the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2018 Annual Meeting of Stockholders, which was filed with the SEC on April 27, 2018. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
During the years ended December 31, 2019 and 2018, KPMG LLP, or KPMG, served as our independent registered public accounting firm and provided us with certain audit and non-audit services. KPMG has served as our independent registered public accounting firm since 2014. The audit committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of KPMG. The aggregate fees billed to us for professional accounting services by KPMG for the years ended December 31, 2019 and December 31, 2018 are respectively set forth in the table below.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$906,500	$514,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	10,000	10,890
Total	$916,500	$524,890
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
All services rendered by KPMG for the years ended December 31, 2019 and December 31, 2018 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT II, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.
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

Tampa, Florida
March 27, 2020

PART 1. FINANCIAL INFORMATION
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Real estate:
Land	$343,444	$246,790
Buildings and improvements, less accumulated depreciation of $128,304 and $84,594, respectively	2,422,102	1,426,942
Construction in progress	2,916	—
Total real estate, net	2,768,462	1,673,732
Cash and cash equivalents	69,342	68,360
Acquired intangible assets, less accumulated amortization of $64,164 and $42,081, respectively	285,459	154,204
Right-of-use assets - operating leases	29,537	—
Other assets, net	86,734	67,533
Total assets	$3,239,534	$1,963,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,500 and $3,441, respectively	$454,845	$464,345
Credit facility, net of deferred financing costs of $7,385 and $2,489, respectively	900,615	352,511
Accounts payable due to affiliates	9,759	12,427
Accounts payable and other liabilities	45,354	29,555
Acquired intangible liabilities, less accumulated amortization of $12,332 and $7,592, respectively	59,538	57,606
Operating lease liabilities	31,004	—
Total liabilities	1,501,115	916,444
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 and 500,000,000 shares authorized, respectively; 231,416,123 and 143,412,353 shares issued, respectively; 221,912,714 and 136,466,242 shares outstanding, respectively	2,219	1,364
Additional paid-in capital	1,981,848	1,192,340
Accumulated distributions in excess of earnings	(240,946)	(152,421)
Accumulated other comprehensive (loss) income	(4,704)	6,100
Total stockholders’ equity	1,738,417	1,047,383
Noncontrolling interests	2	2
Total equity	1,738,419	1,047,385
Total liabilities and stockholders’ equity	$3,239,534	$1,963,829
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Rental revenue	$210,901	$177,333	$125,087
Expenses:
Rental expenses	40,984	37,327	26,096
General and administrative expenses	8,421	5,396	4,069
Asset management fees	16,475	13,114	9,963
Depreciation and amortization	74,104	58,258	41,133
Impairment loss on real estate	21,000	—	—
Total expenses	160,984	114,095	81,261
Gain on real estate disposition	79	—	—
Income from operations	49,996	63,238	43,826
Interest and other expense, net	47,214	34,365	22,547
Net income attributable to common stockholders	$2,782	$28,873	$21,279
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(10,907)	$2,390	$2,870
Other comprehensive (loss) income	(10,907)	2,390	2,870
Comprehensive (loss) income attributable to common stockholders	$(8,125)	$31,263	$24,149
Weighted average number of common shares outstanding:
Basic	157,247,345	131,040,645	101,714,148
Diluted	157,271,668	131,064,388	101,731,944
Net income per common share attributable to common stockholders:
Basic	$0.02	$0.22	$0.21
Diluted	$0.02	$0.22	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	4,317,245	43	39,891	—	—	39,934	—	39,934
Issuance of common stock in connection with the REIT Merger	83,676,775	837	773,173	—	—	774,010	—	774,010
Vesting of restricted stock	9,750	—	89	—	—	89	—	89
Distribution and servicing fees	—	—	563	—	—	563	—	563
Other offering costs	—	—	(578)	—	—	(578)	—	(578)
Repurchase of common stock	(2,557,298)	(25)	(23,630)	—	—	(23,655)	—	(23,655)
Issuance of noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Distributions to common stockholders	—	—	—	(91,204)	—	(91,204)	—	(91,204)
Other comprehensive loss	—	—	—	—	(10,907)	(10,907)	—	(10,907)
Net income	—	—	—	2,782	—	2,782	—	2,782
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	12,376,366	124	118,481	—	—	118,605	—	118,605
Issuance of common stock under the distribution reinvestment plan	4,453,653	44	40,894	—	—	40,938	—	40,938
Vesting of restricted stock	9,000	—	90	—	—	90	—	90
Commissions on sale of common stock and related dealer-manager fees	—	—	(4,836)	—	—	(4,836)	—	(4,836)
Distribution and servicing fees	—	—	(368)	—	—	(368)	—	(368)
Other offering costs	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Repurchase of common stock	(4,700,554)	(47)	(43,183)	—	—	(43,230)	—	(43,230)
Distributions to common stockholders	—	—	—	(81,985)	—	(81,985)	—	(81,985)
Other comprehensive income	—	—	—	—	2,390	2,390	—	2,390
Net income	—	—	—	28,873	—	28,873	—	28,873
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	82,744,288	$827	$723,859	$(57,100)	$840	$668,426	$2	$668,428
Issuance of common stock	39,920,746	399	385,692	—	—	386,091	—	386,091
Issuance of common stock under the distribution reinvestment plan	3,536,813	35	32,229	—	—	32,264	—	32,264
Vesting of restricted stock	6,750	—	76	—	—	76	—	76
Commissions on sale of common stock and related dealer-manager fees	—	—	(22,713)	—	—	(22,713)	—	(22,713)
Distribution and servicing fees	—	—	(9,617)	—	—	(9,617)	—	(9,617)
Other offering costs	—	—	(7,480)	—	—	(7,480)	—	(7,480)
Repurchase of common stock	(1,880,820)	(18)	(17,141)	—	—	(17,159)	—	(17,159)
Distributions to common stockholders	—	—	—	(63,488)	—	(63,488)	—	(63,488)
Other comprehensive income	—	—	—	—	2,870	2,870	—	2,870
Net income	—	—	—	21,279	—	21,279	—	21,279
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income attributable to common stockholders	$2,782	$28,873	$21,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,104	58,258	41,133
Amortization of deferred financing costs	2,825	2,810	2,612
Amortization of above-market leases	1,013	552	309
Amortization of below-market leases	(5,261)	(4,832)	(2,126)
Reduction in the carrying amount of right-of-use assets - operating leases, net	577	—	—
Gain on real estate disposition	(79)	—	—
Impairment loss on real estate	21,000	—	—
Straight-line rent	(14,207)	(13,364)	(10,596)
Stock-based compensation	89	90	76
Ineffectiveness of interest rate swaps	—	98	(58)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,214	5,151	5,385
Accounts payable due to affiliates	1,151	413	645
Other assets	(6,099)	(3,838)	(6,832)
Net cash provided by operating activities	80,109	74,211	51,827
Cash flows from investing activities:
Investment in real estate	(528,259)	(217,332)	(604,372)
Proceeds from real estate disposition	2,882	—	—
Capital expenditures	(12,841)	(15,583)	(32,511)
Real estate deposits, net	(100)	100	190
Net cash used in investing activities	(538,318)	(232,815)	(636,693)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	118,605	386,091
Proceeds from notes payable	—	—	309,452
Payments on notes payable	(10,441)	(349)	(43)
Proceeds from credit facility	605,000	155,000	240,000
Payments on credit facility	(52,000)	(20,000)	(240,000)
Payments of deferred financing costs	(6,351)	(4,958)	(3,564)
Repurchase of common stock	(23,655)	(43,230)	(17,159)
Offering costs on issuance of common stock	(4,146)	(12,388)	(32,079)
Distributions to common stockholders	(49,494)	(40,296)	(28,994)
Distributions to noncontrolling interests	(1)	—	—
Net cash provided by financing activities	458,912	152,384	613,704
Net change in cash, cash equivalents and restricted cash	703	(6,220)	28,838
Cash, cash equivalents and restricted cash - Beginning of year	79,527	85,747	56,909
Cash, cash equivalents and restricted cash - End of year	$80,230	$79,527	$85,747
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $142, $1,179 and $2,137, respectively	$43,132	$32,503	$20,867
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$39,934	$40,938	$32,264
Equity consideration transferred in the REIT Merger	$774,010	$—	$—
Net assets assumed in the REIT Merger	$778	$—	$—
Issuance of noncontrolling interests	$1	$—	$—
Distribution and servicing fees accrued during the period	$—	$—	$7,626
Liabilities assumed at acquisition	$—	$—	$6,551
Credit facility revolving loan to term loan conversion	$30,000	$—	$—
Accrued capital expenditures	$126	$—	$2,643
Accrued deal costs	$139	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests, including securities, in other real estate entities. As of December 31, 2019, the Company owned 152 real estate properties.
The Company raised the equity capital for its real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and the Company has offered shares pursuant to its distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017.
On April 11, 2019, the Company, along with Carter Validus Mission Critical REIT, Inc., or REIT I, the Operating Partnership, Carter/Validus Operating Partnership, LP, the operating partnership of REIT I, or CVOP, and Lightning Merger Sub, LLC, a wholly-owned subsidiary of the Company, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement, on October 4, 2019, REIT I merged with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity continues as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased. The combined company after the REIT Merger, or the Combined Company, retained the name “Carter Validus Mission Critical REIT II, Inc.” See Note 3—"Acquisitions and Dispositions" for further discussion.
Substantially all of the Company's business is managed by the Advisor. The Advisor is managed by, and is a subsidiary of, the Company's sponsor, Carter Validus REIT Management Company II, LLC, or the Sponsor. Carter Validus Real Estate Management Services II, LLC, or the Property Manager, a wholly-owned subsidiary of the Sponsor, serves as the Company's property manager. The Advisor and the Property Manager received, and will continue to receive, fees during the acquisition and operational stages and the Advisor may be eligible to receive fees during the Company's liquidation stage. SC Distributors, LLC, an affiliate of the Advisor, or the Dealer Manager, served as the dealer manager of the Offerings. The Dealer Manager received fees for services related to the Offerings. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in the Offerings.
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.
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
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
Beginning of year:	2019	2018	2017
Cash and cash equivalents	68,360	74,803	50,446
Restricted cash	11,167	10,944	6,463
Cash, cash equivalents and restricted cash	$79,527	$85,747	$56,909

End of year:
Cash and cash equivalents	69,342	68,360	74,803
Restricted cash	10,888	11,167	10,944
Cash, cash equivalents and restricted cash	$80,230	$79,527	$85,747
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
Leasing Commission Fees
Leasing commission fees are fees incurred for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the terms of the related leases.
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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, all of the Company's acquisitions were determined to be asset acquisitions.
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
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental revenue over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental revenue.
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Impairment of Long-Lived Assets
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
In addition, the Company estimates the fair value of the assets by applying a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

Impairment of Real Estate
During the third quarter ended September 30, 2019, real estate assets related to one healthcare property were determined to be impaired due to a tenant of the property, which was experiencing financial difficulty, vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. On November 8, 2019, the Company terminated the lease with the second tenant. The aggregate carrying amount of the assets of $40,266,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000. In addition, during the fourth quarter ended December 31, 2019, real estate assets related to another healthcare property with an aggregate carrying amount of $30,412,000 were reduced to their estimated fair value of $22,412,000, resulting in an impairment charge of $8,000,000 based on a letter of intent from a prospective buyer to purchase the property. Impairment charges are recorded as impairment loss on real estate in the consolidated statements of comprehensive (loss) income. During the years ended December 31, 2018 and 2017, no impairment losses were recorded on real estate. See Note 13—"Fair Value" for further discussion.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the year ended December 31, 2019, the Company wrote off a below-market lease intangible liability in the amount of approximately $212,000, by accelerating the amortization of the acquired intangible liability related to one tenant in the healthcare property discussed above.
During the year ended December 31, 2019, the Company recognized impairments of in-place lease intangible assets in the amount of approximately $3,195,000, by accelerating the amortization of the acquired intangible assets related to two tenants in the healthcare property discussed above.
During the years ended December 31, 2018 and 2017, no impairment losses were recorded on acquired intangible assets or intangible liabilities.
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
The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and accrued liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.
Credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the fixed rate credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.
Credit facility—Variable Rate—The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The carrying value of the variable rate credit facility approximates fair value as the interest is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis.
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
See additional discussion in Note 13—"Fair Value."
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Effective January 1, 2018, the Company recognizes non-rental related revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606. The Company has identified its primary revenue streams as rental income from leasing arrangements and tenant reimbursements, which are outside the scope of ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Non-rental revenue, subject to ASC 606, is immaterial to the Company's consolidated financial statements.
Effective January 1, 2019, the majority of the Company's revenue is derived from rental revenue which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. When it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. During the year ended December 31, 2019, the Company recorded $672,000 in bad debt expenses as a reduction of rental revenue in the accompanying consolidated statements of comprehensive (loss) income.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable.
As part of the REIT Merger, the Company acquired one note receivable in the amount of $2,700,000. The principal balance of the Company's note receivable is secured by its collateral.

Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. During the years ended December 31, 2019, 2018 and 2017, diluted earnings per share reflected the effect of approximately 24,000, 24,000 and 18,000 of non-vested shares of restricted common stock that were outstanding as of such period, respectively.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2019 and 2018, the Company operated through two reportable business segments— real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments at fair value as assets and liabilities on its consolidated balance sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive (loss) income during such period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 14—"Derivative Instruments and Hedging Activities."
Concentration of Credit Risk and Significant Leases
As of December 31, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of December 31, 2019, the Company owned real estate investments in two micropolitan statistical areas and 67 metropolitan statistical areas, or MSA, one MSA of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA accounted for 15.0% of rental revenue for the year ended December 31, 2019.
As of December 31, 2019, the Company had no exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2019.
Share Repurchase Program
The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
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
In connection with entering into the Merger Agreement, on April 10, 2019, the Company's board of directors approved the Sixth Amended and Restated Share Repurchase Program, or the Sixth Amended & Restated SRP, which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter repurchase date. Under the Sixth Amended & Restated SRP, the Company only repurchased shares of common stock (Class A shares, Class I shares, Class T Shares and Class T2 shares) in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by the Company's board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Sixth Amended & Restated SRP.
In connection with the REIT Merger, on October 2, 2019, the Company's board of directors approved an amended share repurchase program, or the Amended SRP. The Amended SRP applied to all eligible stockholders, beginning with repurchases made on the first quarter repurchase date of 2020, which was January 30, 2020. For purposes of determining whether any former REIT I stockholder qualifies for participation under the Amended SRP, former REIT I stockholders received full credit for the time they held REIT I common stock prior to the closing of the REIT Merger. Subject to the terms and limitations of the Amended SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations, the Amended SRP may be available to any stockholder as a potential means of interim liquidity. The Company will honor valid repurchase requests approximately 30 days following the end of the applicable quarter. See PART II, "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further discussion.
During the year ended December 31, 2019, the Company repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares), or 1.87% of shares outstanding as of December 31, 2018, for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share). During the year ended December 31, 2018, the Company repurchased 4,700,554 Class A shares, Class I shares and Class T shares of common stock (4,117,566 Class A shares, 71,180 Class I shares and 511,808 Class T shares), or 3.80% of shares outstanding as of December 31, 2017, for an aggregate purchase price of approximately $43,230,000 (an average of $9.20 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.58, $0.63 and $0.62 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had distributions payable of approximately $9,093,000. Of these distributions payable, approximately $6,446,000 was paid in cash and approximately $2,647,000 was reinvested in shares of common stock pursuant to the DRIP on January 2, 2020. Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code. See Note 21—"Subsequent Events" for further discussion.
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2019, 2018 and 2017. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination is 2016.
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
Effective January 1, 2019, the Company adopted ASC 842, using the modified retrospective approach. Consequently, financial information is not updated, and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. Further, the Company reduces the ROU assets and operating lease liabilities over the remaining lease term and presents the reduction of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the consolidated statement of cash flow for the year ended December 31, 2019. The Company elected the package of practical expedients, which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Lessor
As a lessor, the Company's recognition of rental revenue remained unchanged, except for the accounting for initial direct costs related to lease negotiations. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations no longer meet the definition of capitalized initial direct costs under ASC 842 and are recorded in general and administrative expenses in the consolidated statements of comprehensive (loss) income, and are no longer capitalized.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance, that allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component and is accounted for under ASC 606, if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and is accounting for the combined lease components under ASC 842. As a result, the Company is no longer presenting rental revenue and tenant reimbursements related to common area maintenance and other expense recoveries separately in the consolidated statements of comprehensive (loss) income.
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election excludes these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and, therefore, variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $1,593,000 during the year ended December 31, 2019, in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's consolidated statements of comprehensive (loss) income. The adoption of this standard had no impact on the Company's net income attributable to common stockholders.
Lessee
The Company is a lessee on 17 ground leases, of which four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The Company recognized a ROU asset and operating lease liability for the other 13 ground leases on the Company's consolidated balance sheet due to the adoption of ASC 842. See Note 6—"Leases" for further discussion.
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
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, or ASU 2018-16. ASU 2018-16 permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 was effective upon adoption of ASU 2017-12. The Company adopted ASU 2018-16 on January 1, 2019, and its provisions did not have an impact on its consolidated financial statements; however, the provisions may impact existing agreements, new contracts and transactions not yet contemplated, in the future. The Company is not able to predict when the current London Interbank Offered Rate, or LIBOR, will cease to be available or when there will be sufficient liquidity in the SOFR markets.
Disclosure Update and Simplification
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, or ASU 2019-07. ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 was effective upon issuance and did not have an impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company does not anticipate ASU 2018-13 to have a material impact to the Company's consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental and parking revenue and tenant reimbursements during the years ended December 31, 2018, and 2017, are now included in rental revenue and will no longer be presented separately on the consolidated statements of comprehensive (loss) income.

Note 3—Acquisitions and Dispositions
2019 Acquisitions
During the year ended December 31, 2019, the Company purchased 67 real estate properties, or the 2019 Acquisitions, including 60 properties acquired in the REIT Merger, all of which were determined to be asset acquisitions. Upon the completion of each 2019 acquisition, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land, buildings and improvements, tenant improvements, acquired intangible assets and acquired intangible liabilities, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2019 Acquisitions during the year ended December 31, 2019:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Bryant Healthcare Facility II, f.k.a. Bryant Healthcare Facility	8/16/2019	100%	$4,408
TAM Healthcare Facilities (1)	9/19/2019	100%	65,443
REIT Merger (2)	10/04/2019	100%	1,229,365
Tucson Healthcare Facility II (3)	12/26/2019	100%	651
Tucson Healthcare Facility III (4)	12/27/2019	100%	1,763
Total			$1,301,630

(1)
The TAM Healthcare Facilities consists of four properties. Upon acquisition of the TAM Healthcare Facilities, the Company entered into four ground lease agreements. See further discussion in Note 6—"Leases."

(2)	The REIT Merger consists of 60 healthcare properties. See further discussion below.

(3)
The Tucson Healthcare Facility II was acquired as a development healthcare property. The purchase price was recorded as a ground leasehold asset in the amount of $651,000. Upon acquisition of the Tucson Healthcare Facility II, the Company entered into a ground lease agreement. See further discussion in Note 6—"Leases". At the closing date, the Company funded $1,764,000 for the construction of the development property.

(4)
The Tucson Healthcare Facility III was acquired as a development healthcare property and the purchase price was recorded as land in the amount of $1,763,000. At the closing date, the Company funded $1,152,000 for the construction of the development property.

The following table summarizes the Company's purchase price allocation of the 2019 Acquisitions during the year ended December 31, 2019 (amounts in thousands):

Total
Land	$98,723
Buildings and improvements	1,047,755
In-place leases	141,407
Tenant improvements	5,349
Ground leasehold assets (1)	3,731
Above-market leases	17,906
Total assets acquired	$1,314,871
Ground lease liabilities (1)	(6,048)
Below-market leases	(7,193)
Total liabilities acquired	(13,241)
Net assets acquired	$1,301,630

(1)	Represents a component of the ROU assets- operating leases.
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $30,546,000 related to the 2019 Acquisitions during the years ended December 31, 2019, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. During the year ended December 31, 2019, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2019 Acquisitions during such period.
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
The following summarizes the consideration transferred for the REIT I stockholders for the REIT Merger on October 4, 2019, exclusive of acquisition fees and costs and the payoff of REIT I debt (amounts in thousands):

Total Consideration
Value of Company's Class A common stock issued to REIT I stockholders (1)	$774,010
Cash consideration paid	178,758
Total consideration transferred	$952,768

(1) The Company issued 83,676,775 shares of its Class A common stock to REIT I stockholders.
2019 Disposition
On November 26, 2019, the Company sold one of three buildings and a portion of land related to one healthcare property for an aggregate sale price of $3,106,000 and generated net proceeds of $2,882,000. The Company recognized an aggregate gain on sale of $79,000, in gain on real estate disposition on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2019.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2019 and 2018 (amounts in thousands, except weighted average life amounts):

	December 31, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $62,252 and $41,143, respectively (with a weighted average remaining life of 10.4 years and 10.1 years, respectively)	$266,856		$151,135
Above-market leases, net of accumulated amortization of $1,912 and $899, respectively (with a weighted average remaining life of 10.5 years and 5.1 years, respectively)	18,603		1,710
Ground leasehold assets, net of accumulated amortization of $0 and $39, respectively (with a weighted average remaining life of 0.0 years and 83.5 years, respectively)	—	(1)	1,359
	$285,459		$154,204

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," the Company reclassified the ground leasehold assets balance from acquired intangible assets, net, to right-of-use assets - operating leases within the consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 10.4 years and 10.6 years as of December 31, 2019 and December 31, 2018, respectively.

Amortization of the acquired intangible assets was $26,699,000, $19,919,000 and $14,167,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Of the $26,699,000 recorded for the year ended December 31, 2019, $3,195,000 was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets. Amortization of the in-place leases is included in depreciation and amortization and the above-market leases are recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive (loss) income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2019, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2020	$33,211
2021	32,409
2022	30,071
2023	28,094
2024	26,019
Thereafter	135,655
$285,459
Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of December 31, 2019 and 2018 (amounts in thousands, except weighted average life amounts):

	December 31, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $12,332 and $7,592, respectively (with a weighted average remaining life of 16.1 years and 17.6 years, respectively)	$59,538	$57,606
Amortization of the below-market leases was $5,261,000, $4,832,000 and $2,126,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Of the $5,261,000 recorded for the year ended December 31, 2019, $212,000 was attributable to accelerated amortization of a below-market lease intangible liability. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive (loss) income.
Estimated amortization of the acquired intangible liabilities as of December 31, 2019, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2020	$5,486
2021	5,458
2022	4,394
2023	3,779
2024	3,677
Thereafter	36,744
$59,538

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of December 31, 2019, including optional renewal periods, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2020	$224,837
2021	231,052
2022	235,334
2023	234,949
2024	230,179
Thereafter	1,619,494
$2,775,845
Lessee
Rental Expense
The Company has 17 ground leases, for which four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. During the year ended December 31, 2019, the Company entered into or assumed 11 ground lease agreements, including six ground lease agreements acquired as a part of the REIT Merger, for an aggregate present value of future rent payments of $22,265,000. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 50.7 years and 27.2 years as of December 31, 2019 and December 31, 2018, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates, or IBR, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBR considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBR is appropriate for the intended use of the underlying ground lease. As a result, the weighted average adjusted incremental borrowing rates ranged between 5.0% and 6.6%.
The future minimum rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, as of December 31, 2019, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2020	$1,633
2021	1,634
2022	1,634
2023	1,638
2024	1,687
Thereafter	136,719
Total undiscounted rental payments	144,945
Less imputed interest	(113,941)
Total operating lease liabilities	$31,004
Due to the adoption of the of ASC 842, the Company reclassified ground leasehold assets as of January 1, 2019, from acquired intangible assets and liabilities, to right-of-use assets - operating leases within the consolidated balance sheet.

As discussed in Note 2—"Summary of Significant Accounting Policies," the Company adopted ASC 842, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
The following represents approximate future minimum rent payments under non-cancelable ground leases by year as of December 31, 2018, and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$123
2020	123
2021	123
2022	123
2023	123
Thereafter	2,246
Total undiscounted rental payments	$2,861
This table excludes future minimum rent payments from one tenant that pays the ground lease obligations directly to the lessor, consistent with the Company's accounting policy prior to its adoption of ASC 842 on January 1, 2019.
Note 7—Other Assets, Net
Other assets, net, consisted of the following as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $5,696 and $4,686, respectively	$2,623	$3,053
Leasing commissions, net of accumulated amortization of $240 and $82, respectively	10,288	5,006
Restricted cash	10,888	11,167
Tenant receivables	7,750	6,080
Note receivable	2,700	—
Straight-line rent receivable	46,892	32,685
Prepaid and other assets	4,709	3,338
Derivative assets	884	6,204
	$86,734	$67,533
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2019, 2018 and 2017 was $1,010,000, $1,260,000 and $1,637,000, respectively, which was recorded as interest and other expense, net, in the accompanying consolidated statements of comprehensive (loss) income. Amortization of leasing commissions for the years ended December 31, 2019, 2018 and 2017 was $158,000, $76,000 and $6,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive (loss) income.

Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2019 and December 31, 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$11,448	$9,188
Accrued interest expense	5,185	3,219
Accrued property taxes	3,537	2,309
Distributions payable to stockholders	9,093	7,317
Tenant deposits	1,500	875
Deferred rental income	9,003	6,647
Derivative liabilities	5,588	—
	$45,354	$29,555
Note 9—Notes Payable
As of December 31, 2019, the Company had $457,345,000 principal outstanding in notes payable collateralized by real estate properties with a weighted average interest rate of 4.4%.
The following table summarizes the notes payable balances as of December 31, 2019 and 2018 (amounts in thousands):

			Interest Rates
	December 31, 2019	December 31, 2018	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$219,567	$220,351	4.0%	-	4.8%	4.3%	12/11/2021	-	7/1/2027
Variable rate notes payable fixed through interest rate swaps	237,778	247,435	3.7%	-	5.1%	4.5%	10/28/2021	-	11/16/2022
Total notes payable, principal amount outstanding	457,345	467,786
Unamortized deferred financing costs related to notes payable	(2,500)	(3,441)
Total notes payable, net of deferred financing costs	$454,845	$464,345
The Company did not enter into any notes payable during the year ended December 31, 2019.
On December 10, 2019, the Company made a partial pre-payment of $8,500,000 on its debt in connection with one of the Company's notes payable, with an outstanding principal balance of $30,266,000 at the time of repayment, in order to comply with certain requirements of the loan agreement.
The principal payments due on the notes payable as of December 31, 2019, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2020	$3,925
2021	146,025
2022	166,209
2023	2,710
2024	27,360
Thereafter	111,116
$457,345

Note 10—Credit Facility
The Company's outstanding credit facility as of December 31, 2019 and 2018 consisted of the following (amounts in thousands):

	December 31, 2019	December 31, 2018
Variable rate revolving line of credit	$108,000	$105,000
Variable rate term loan fixed through interest rate swaps	250,000	100,000
Variable rate term loans	550,000	150,000
Total credit facility, principal amount outstanding	908,000	355,000
Unamortized deferred financing costs related to the term loan credit facility	(7,385)	(2,489)
Total credit facility, net of deferred financing costs	$900,615	$352,511
Significant activities regarding the credit facility during the year ended December 31, 2019 and subsequent include:

•	The Company drew $605,000,000 on its credit facility for 2019 acquisitions and the REIT Merger, to fund share repurchases and repaid $52,000,000 on its credit facility.

•
The Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which effectively fixed LIBOR related to $150,000,000 of the term loans of its credit facility, and three interest rate swap agreements with an effective date of January 1, 2020, which will effectively fix LIBOR related to $150,000,000 of the term loans of its credit facility.

•
On January 29, 2019, the Company amended its credit facility agreement by adding beneficial ownership provisions, modifying certain definitions related to change of control and consolidated total secured debt, and clarified certain covenants related to restrictions on indebtedness and restrictions on liens.

•
On April 11, 2019, the Operating Partnership, the Company and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement, which (i) increased the amount of Secured Debt that is Recourse Indebtedness from 15% to 17.5% for four full consecutive fiscal quarters immediately following the date on which the REIT Merger was consummated and one partial fiscal quarter (to include the quarter in which the REIT Merger was consummated), (ii) allowed, after April 27, 2019, the Operating Partnership, the Company, Merger Sub and CVOP to incur, assume or guarantee indebtedness as permitted under the Company's credit facility and with respect to which there is a lien on any equity interests of such entity, and (iii) from and after the consummation of the REIT Merger, allowed Merger Sub and CVOP to be additional guarantors to the Company's credit facility.

•
On April 11, 2019, in connection with the execution of the Merger Agreement, the Operating Partnership entered into a commitment letter to obtain a senior secured bridge facility, or the Bridge Facility, in an amount of $475,000,000. Upon the closing of the Term Loan (defined below), on August 7, 2019, the Company terminated its Bridge Facility.

•
On April 29, 2019, KeyBank National Association, or KeyBank, and the Operating Partnership entered into the Release of Collateral Assignment of Interests, whereby KeyBank released its lien and security interest in the mortgaged properties. Therefore, effective April 29, 2019, the Company's credit facility is unsecured.

•
On August 7, 2019, in anticipation of the REIT Merger, the Company and certain of the Company’s subsidiaries entered into the Fourth Amended and Restated Credit Agreement, or the A&R Credit Agreement, with KeyBank, as Administrative Agent for the lenders, to amend the borrower from the Operating Partnership to the Company. The A&R Credit Agreement increased the maximum commitments available under the Company's credit facility from $700,000,000 to an aggregate of up to $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to the Company's right to one, 12-month extension period, and a $280,000,000 term loan, with a maturity date of April 27, 2023.

•
On August 7, 2019, as a result of entering into the A&R Credit Agreement, the Company converted $30,000,000 of its variable rate revolving line of credit under its credit facility to a variable rate term loan under its credit facility.

•
Simultaneously with the A&R Credit Agreement’s execution, on August 7, 2019, the Company and certain of the Company’s subsidiaries entered into the Senior Unsecured Term Loan Agreement, or the Term Loan, with KeyBank, as Administrative Agent for the lenders, for the maximum commitment available of up to $520,000,000 with a maturity date of December 31, 2024. The Term Loan is pari passu with the A&R Credit Agreement. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019. The Company used proceeds from the Term Loan to payoff REIT I's outstanding debt in the amount of $248,580,000, to fund the $178,758,000 in cash consideration paid to REIT I stockholders, to pay acquisition fees and costs in the amount of $27,350,000 and to pay down the Company's revolver portion of the credit facility in the amount of $52,000,000 at the time of closing of the

REIT Merger.

•
In connection with the REIT Merger, on October 3, 2019, the Operating Partnership, the Company, certain of the Company's subsidiaries, and KeyBank entered into the First Amendment to the A&R Credit Agreement and the First Amendment to the Term Loan (together, the "First Amendments to the Unsecured Credit Facility"). The First Amendments to the Unsecured Credit Facility allow for the Contributions (as defined in Note 11—"Related-Party Transactions and Arrangements") by amending and adding certain language in the A&R Credit Agreement and Senior Unsecured Term Loan Agreement in order to conform to the contemplated organizational structure following the REIT Merger.

•
Subsequent to December 31, 2019, the Company drew $95,000,000 on its credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 21—"Subsequent Events") and to fund share repurchases, and $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the coronavirus outbreak.

The principal payments due on the credit facility as of December 31, 2019, for each of the next five years ending December 31, are as follows (amounts in thousands):

Year	Amount
2020	$—
2021	—
2022	108,000
2023	280,000
2024	520,000
$908,000
The proceeds of loans made under the credit facility may be used to finance the acquisitions of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The credit facility can be increased to $1,600,000,000, subject to certain conditions.
The annual interest rate payable under the credit facility is, at the Company's option, either: (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the Company's overall leverage, or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the Company's overall leverage. As of December 31, 2019, the weighted average interest rate on the variable rate portion of the credit facility was 3.9% and the weighted average interest rate on the variable rate fixed through interest rate swap portion of the credit facility was 4.2%.
In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the A&R Credit Agreement at a per annum rate equal to 0.25% if the daily amount outstanding under the A&R Credit Agreement is less than 50% of the lenders’ commitments, or 0.15% if the daily amount outstanding under the A&R Credit Agreement is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.
The actual amount of credit available under the credit facility is a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit facility agreements. The amount of credit available under the credit facility will be a maximum principal amount of the value of the assets that are included in the pool availability.
The credit facility agreements contain various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Company, the Operating Partnership and its subsidiaries that own properties that serve as collateral for the credit facility, limitations on the nature of the Company's business, the Operating Partnership and its subsidiaries, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The credit facility agreements impose the following financial covenants, which are specifically defined in the credit facility agreements, on the Company: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum weighted average remaining lease term of properties in the collateral pool; and (f) minimum number of properties in the collateral pool. In addition, the credit facility agreements include events of default that are customary for credit facilities and transactions of this type.

Note 11—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
Amendments to CVREIT II Advisory Agreement
On April 11, 2019, concurrently with the execution of the Merger Agreement, the Company, CVOP, the Operating Partnership and the Advisor entered into the Third Amended and Restated CVREIT II Advisory Agreement, or the Third A&R CVREIT II Advisory Agreement, which became effective as of the effective time of the REIT Merger.
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
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid the Dealer Manager selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in the Initial Offering (primary Offering only) and the Offering. Distribution and servicing fees are recorded in the accompanying consolidated statements of stockholders' equity as a reduction to equity as incurred.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through December 31, 2019, the Company reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, in the accompanying consolidated balance sheets.
Asset Management Fees
The Company pays to the Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which is payable monthly, in arrears.
Operating Expense Reimbursement
The Company reimburses the Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company’s behalf are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays the Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying consolidated statements of comprehensive (loss) income.
Leasing Commission Fees
The Company pays the Property Manager a separate fee for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the terms of the related leases.
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
Disposition Fees
The Company pays its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price or one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of December 31, 2019, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Subordinated Participation in Net Sale Proceeds
Prior to the completion of the REIT Merger on October 4, 2019, upon the sale of the Company, the Advisor would have received 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors, or the subordinated participation in net sale proceeds. As of October 4, 2019, the Company had not incurred any subordinated participation in net sale proceeds to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement, which became effective immediately following the Contributions, does not provide for the payment of a subordinated participation in net sales proceeds to the Advisor or its affiliates.
The A&R CVOP II Partnership Agreement became effective following completion of the Contributions, and provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
Subordinated Incentive Listing Fee
Prior to the completion of the REIT Merger on October 4, 2019, upon the listing of the Company’s shares on a national securities exchange, the Advisor would have received 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors, or the subordinated incentive listing fee. As of October 4, 2019, the Company had not incurred any subordinated incentive listing fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated incentive listing fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon an Investment Liquidity Event (as defined in the A&R CVOP II Partnership Agreement). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.

Subordinated Distribution Upon Termination Fee
Prior to the completion of the REIT Merger on October 4, 2019, upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor would have been entitled to receive subordinated termination fees from the Operating Partnership equal to 15% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeded the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. As of October 4, 2019, the Company had not incurred any subordinated termination fees to the Advisor or its affiliates. The Fourth A&R CVREIT II Advisory Agreement does not provide for the payment of a subordinated termination fee to the Advisor or its affiliates. The A&R CVOP II Partnership Agreement provides that the Advisor, as a special limited partner of CVOP II, would be entitled to a distribution upon the termination of the Fourth A&R Advisory Agreement (unless such termination is by the Company because of a material breach of the Fourth A&R Advisory Agreement or occurs upon a change of control). The A&R CVOP II Partnership Agreement also increases the threshold of the Priority Return (as defined in the A&R CVOP II Partnership Agreement) from 6.0% to 8.0%, as previously agreed to and disclosed in connection with the REIT Merger.
The following table details amounts incurred in connection with the Company's related parties transactions as described above for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

		Incurred
		Year Ended December 31,
Fee	Entity	2019		2018	2017
Distribution and servicing fees	SC Distributors, LLC	$(563)	(1)	$368	$9,617
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	26,072		4,272	11,979
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	16,475		13,114	9,963
Property management fees	Carter Validus Real Estate Management Services II, LLC	5,403		4,391	3,246
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	4,492		2,692	2,101
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	1,241		497	907
Construction management fees	Carter Validus Real Estate Management Services II, LLC	276		243	719
Total		$53,396		$25,577	$38,532

(1)	Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock.
The following table details amounts payable to affiliates in connection with the Company's related parties transactions as described above as of December 31, 2019 and 2018 (amounts in thousands):

		Payable
		December 31, 2019	December 31, 2018
Fee	Entity
Other offering costs reimbursement	Carter Validus Advisors II, LLC and its affiliates	$—	$89
Distribution and servicing fees	SC Distributors, LLC	6,210	10,218
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	—	32
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	2,100	1,182
Property management fees	Carter Validus Real Estate Management Services II, LLC	433	420
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	518	421
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	299	25
Construction management fees	Carter Validus Real Estate Management Services II, LLC	199	40
Total		$9,759	$12,427
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
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees, impairment loss on real estate, gain on real estate disposition and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility, leasing commissions and other assets not attributable to individual properties.
Summary information for the reportable segments during the years ended December 31, 2019, 2018 and 2017 is as follows (amounts in thousands):

	Data Center	Healthcare	Year Ended December 31, 2019
Revenue:
Rental revenue	$109,689	$101,212	$210,901
Expenses:
Rental expenses	(30,270)	(10,714)	(40,984)
Segment net operating income	$79,419	$90,498	169,917

Expenses:
General and administrative expenses			(8,421)
Asset management fees			(16,475)
Depreciation and amortization			(74,104)
Impairment loss on real estate - healthcare			(21,000)
Gain on real estate disposition			79
Income from operations			49,996
Interest and other expense, net			(47,214)
Net income attributable to common stockholders			$2,782

	Data Center	Healthcare	Year Ended December 31, 2018
Revenue:
Rental revenue	$103,226	$74,107	$177,333
Expenses:
Rental expenses	(27,289)	(10,038)	(37,327)
Segment net operating income	$75,937	$64,069	140,006

Expenses:
General and administrative expenses			(5,396)
Asset management fees			(13,114)
Depreciation and amortization			(58,258)
Income from operations			63,238
Interest and other expense, net			(34,365)
Net income attributable to common stockholders			$28,873

	Data Center	Healthcare	Year Ended December 31, 2017
Revenue:
Rental revenue	$62,377	$62,710	$125,087
Expenses:
Rental expenses	(17,571)	(8,525)	(26,096)
Segment net operating income	$44,806	$54,185	98,991

Expenses:
General and administrative expenses			(4,069)
Asset management fees			(9,963)
Depreciation and amortization			(41,133)
Income from operations			43,826
Interest and other expense, net			(22,547)
Net income attributable to common stockholders			$21,279
There were no intersegment sales or transfers during the years ended December 31, 2019, 2018 and 2017.
Assets by each reportable segment as of December 31, 2019 and 2018 are as follows (amounts in thousands):

	December 31, 2019	December 31, 2018
Assets by segment:
Data centers	$989,953	$1,001,357
Healthcare	2,184,450	900,114
All other	65,131	62,358
Total assets	$3,239,534	$1,963,829
Capital additions, acquisitions and dispositions on a cash basis by reportable segments for the years ended December 31, 2019, 2018 and 2017 are as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Capital additions by segment:
Data Centers	$7,004	$2,763	$197
Healthcare	5,837	12,820	32,314
Total	12,841	15,583	32,511
Acquisitions by segment:
Data Centers	—	112,181	472,241
Healthcare	528,259	105,151	132,131
Total	528,259	217,332	604,372
Dispositions by segment:
Data Centers	—	—	—
Healthcare	(2,882)	—	—
Total	(2,882)	—	—
Total capital additions, acquisitions and dispositions	$538,218	$232,915	$636,883
Note 13—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $222,816,000 and $214,282,000 as of December 31, 2019 and 2018, respectively, as compared to the outstanding principal of $219,567,000 and $220,351,000 as of December 31, 2019 and 2018, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $238,555,000 and $241,739,000 as of December 31, 2019 and 2018, respectively, as compared to the outstanding principal of $237,778,000 and $247,435,000 as of December 31, 2019 and 2018, respectively.
Credit facility—Variable Rate—The outstanding principal of the credit facility—variable was $658,000,000 and $255,000,000, which approximated its fair value as of December 31, 2019 and 2018, respectively. The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $251,907,000 and $96,146,000 as of December 31, 2019 and 2018, respectively, as compared to the outstanding principal of $250,000,000 and $100,000,000 as of December 31, 2019 and 2018, respectively.
Note receivable—The outstanding principal balance of the note receivable in the amount of $2,700,000 and $0 approximated its fair value as of December 31, 2019 and 2018, respectively. The fair value was measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 14—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$884	$—	$884
Total assets at fair value	$—	$884	$—	$884
Liabilities:
Derivative liabilities	$—	$5,588	$—	$5,588
Total liabilities at fair value	$—	$5,588	$—	$5,588

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$6,204	$—	$6,204
Total assets at fair value	$—	$6,204	$—	$6,204
Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the third quarter ended September 30, 2019, real estate assets related to one healthcare property with an aggregate carrying amount of $40,266,000 were determined to be impaired and the carrying value of the property was reduced to its estimated fair value of $27,266,000. In addition, during the fourth quarter ended December 31, 2019, real estate assets related to another healthcare property with an aggregate carrying amount of $30,412,000 were determined to be impaired and the carrying value of the property was reduced to its estimated fair value of $22,412,000. The fair values of the Company's impaired real estate assets were estimated using significant other observable inputs based on market activity. The Company used a market valuation approach, using comparable sales to estimate the fair value. Based upon these inputs, the Company determined that its valuation of the properties using a market approach model is classified within Level 2 of the fair value hierarchy.

During the years ended December 31, 2018 and 2017, no impairment losses were recorded on real estate assets.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of December 31, 2019 (amounts in thousands):

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses (1)
Real estate assets	$—	$22,412	$—	$22,412	$8,000

(1)	Total losses are included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income.
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, the Company accelerated the reclassification of amounts in other comprehensive (loss) income to earnings, as a result of a hedged forecasted transaction becoming probable not to occur, due to a partial pre-payment of a note payable related to a healthcare property. The accelerated amount was a loss of $92,000 and was recorded in interest expense, net, in the accompanying consolidated statements of comprehensive (loss) income.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,352,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest and other expense, net.
See Note 13—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates		Maturity Dates	December 31, 2019			December 31, 2018
					Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	07/01/2016 to 01/01/2020	(1)	12/22/2020 to 12/31/2024	$637,778	$884	$(5,588)	$347,435	$6,204	$—

(1)
During the year ended December 31, 2019, the Company entered into two interest rate swap agreements, with an effective date of April 1, 2019, which effectively fixed LIBOR related to $150,000,000 of the term loans of the credit facility and three interest rate swap agreements, with an effective date of January 1, 2020, which will effectively fix LIBOR related to $150,000,000 of the term loans of the credit facility.

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive (loss) income, or OCI, in the accompanying consolidated statements of comprehensive (loss) income.
The table below summarizes the amount of (loss) income recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Interest and Other Expense, Net Presented in Consolidated Statements of Comprehensive (Loss) Income
Year Ended December 31, 2019
Interest rate swaps	$(9,305)	Interest and other expense, net	$1,602	$47,214
Total	$(9,305)		$1,602
Year Ended December 31, 2018
Interest rate swaps	$3,208	Interest and other expense, net	$818	$34,365
Total	$3,208		$818
Year Ended December 31, 2017
Interest rate swaps	$1,484	Interest and other expense, net	$(1,386)	$22,547
Total	$1,484		$(1,386)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2019, the fair value of derivatives in a net liability position was $5,926,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2019, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2019 and 2018 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$884	$—	$884	$(5)	$—	$879
December 31, 2018	$6,204	$—	$6,204	$—	$—	$6,204

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$5,588	$—	$5,588	$(5)	$—	$5,583
December 31, 2018	$—	$—	$—	$—	$—	$—
The Company reports derivative assets and derivative liabilities in the accompanying consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.

Note 15—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

Unrealized Income (Loss) on Derivative Instruments
Balance as of December 31, 2016	$840
Other comprehensive income before reclassification	1,484
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,386
Other comprehensive income	2,870
Balance as of December 31, 2017	3,710
Other comprehensive income before reclassification	3,208
Amount of income reclassified from accumulated other comprehensive income to net income (effective portion)	(818)
Other comprehensive income	2,390
Balance as of December 31, 2018	6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(9,305)
Amount of income reclassified from accumulated other comprehensive income to net income (including missed forecast)	(1,602)
Other comprehensive loss	(10,907)
Balance as of December 31, 2019	$(4,704)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017(amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive (Loss) Income
	Year Ended December 31,
	2019	2018	2017
Interest rate swap contracts	$(1,602)	$(818)	$1,386	Interest and other expense, net
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
On September 25, 2019, the Company granted an aggregate of 12,000 shares of restricted Class A common stock to its independent directors in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock was estimated at the date of grant at $9.25 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
On March 6, 2020, the Company's board of directors approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan. See Note 21—"Subsequent Events" for more information.

As of December 31, 2019 and 2018, there was $215,000 and $192,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 2.25 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2019 and 2018, the fair value of the nonvested shares of restricted Class A common stock was $240,038 and $235,875, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2018 and the changes for the year ended December 31, 2019 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2018	25,500
Vested	(9,750)
Granted	12,000
Nonvested at December 31, 2019	27,750
Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $89,000, $90,000 and $76,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive (loss) income.

Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Character of Class A Distributions:	2019	2018	2017
Ordinary dividends	17.93%	41.38%	36.49%
Capital gain distributions	0.38%	—%	—%
Nontaxable distributions	81.69%	58.62%	63.51%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2019	2018	2017
Ordinary dividends	17.93%	41.38%	36.49%
Capital gain distributions	0.38%	—%	—%
Nontaxable distributions	81.69%	58.62%	63.51%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2019	2018	2017
Ordinary dividends	4.79%	33.01%	25.93%
Capital gain distributions	0.43%	—%	—%
Nontaxable distributions	94.78%	66.99%	74.07%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2019	2018	2017
Ordinary dividends	4.79%	33.01%	—%
Capital gain distributions	0.43%	—%	—%
Nontaxable distributions	94.78%	66.99%	—%
Total	100.00%	100.00%	—%
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee, California, Louisiana and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2019, 2018 and 2017. The earliest tax year subject to examination is 2016.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2019, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.

Note 18—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2019, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
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
Note 20—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$69,434	$48,063	$46,937	$46,467
Total expenses	(52,160)	(45,773)	(30,780)	(32,271)
Gain on real estate disposition	79	—	—	—
Income from operations	17,353	2,290	16,157	14,196
Interest and other expense, net	(15,566)	(11,920)	(9,893)	(9,835)
Net income (loss) attributable to common stockholders	$1,787	$(9,630)	$6,264	$4,361
Net income (loss) per common share attributable to common stockholders:
Basic	$0.01	$(0.07)	$0.05	$0.03
Diluted	$0.01	$(0.07)	$0.05	$0.03
Weighted average number of common shares outstanding:
Basic	218,928,165	137,063,509	136,135,710	136,179,343
Diluted	218,955,915	137,063,509	136,161,037	136,204,843

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$46,571	$45,517	$43,951	$41,294
Total expenses	(30,627)	(28,863)	(28,556)	(26,049)
Income from operations	15,944	16,654	15,395	15,245
Interest and other expense, net	(9,478)	(8,937)	(8,209)	(7,741)
Net income attributable to common stockholders	$6,466	$7,717	$7,186	$7,504
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.06	$0.06	$0.06
Diluted	$0.05	$0.06	$0.06	$0.06
Weighted average number of common shares outstanding:
Basic	135,271,638	132,467,127	129,926,130	126,384,346
Diluted	135,297,138	132,491,755	129,948,432	126,401,940

Note 21—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid on January 2, 2020, for the period from December 1, 2019 through December 31, 2019 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
January 2, 2020	Class A	$5,442	$1,648	$7,090
January 2, 2020	Class I	323	215	538
January 2, 2020	Class T	628	715	1,343
January 2, 2020	Class T2	53	69	122
		$6,446	$2,647	$9,093
The following table summarizes the Company's distributions paid on February 3, 2020, for the period from January 1, 2020 through January 31, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
February 3, 2020	Class A	$5,431	$1,646	$7,077
February 3, 2020	Class I	324	213	537
February 3, 2020	Class T	631	712	1,343
February 3, 2020	Class T2	52	69	121
		$6,438	$2,640	$9,078
The following table summarizes the Company's distributions paid on March 3, 2020, for the period from February 1, 2020 through February 29, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
March 3, 2020	Class A	$5,060	$1,526	$6,586
March 3, 2020	Class I	299	197	496
March 3, 2020	Class T	595	660	1,255
March 3, 2020	Class T2	50	63	113
		$6,004	$2,446	$8,450
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to December 31, 2019:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
February 24, 2020	Class A	$0.001366120	$0.50
February 24, 2020	Class I	$0.001366120	$0.50
February 24, 2020	Class T	$0.001129781	$0.41
February 24, 2020	Class T2	$0.001129781	$0.41

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on March 1, 2020 and ending on May 31, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in March 2020, April 2020 and May 2020 will be paid in April 2020, May 2020 and June 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Acquisitions
The following table summarizes the property acquired subsequent to December 31, 2019 and through March 24, 2020:

Property	Date Acquired	Contract Purchase Price	Ownership
Grimes Healthcare Facility	02/19/2020	$4,825,000	100%
Amended and Restated Incentive Plan
On March 6, 2020, the Company's board of directors approved the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain of the Company’s consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to the Company. The Board has authorized a total of 5,000,000 Class A shares of common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time.
Independent Director Compensation
On March 6, 2020, the Company's board of directors determined to revise the amounts of restricted Class A shares of common stock the independent directors are entitled to receive each year as provided below.
On March 10, 2020, the Company granted each independent director 2,415 shares of restricted Class A common stock, with a per share price of $8.65, and beginning July 1, 2020 and each July 1 thereafter, the Company will grant each independent director $60,000 in restricted shares of Class A common stock. Restricted stock issued to the Company’s independent directors will vest over a three-year period following the first anniversary of the date of grant in increments of 33.34% per annum.
On March 6, 2020, the Company's board of directors also approved the following annual compensation amounts for its independent directors, effective as of November 7, 2019: (i) a cash retainer of $90,000 per year (the chairperson of the audit committee will receive an additional $15,000 per year) plus (ii) $2,500 for each regularly scheduled quarterly meeting the director attends in person.
On March 19, 2020, due to the current coronavirus (COVID-19) situation, the Company's board of directors revised the meeting fees to be paid to each independent director to include regularly scheduled quarterly meetings that are required to be held telephonically. Therefore, each independent director will receive $2,500 for each regularly scheduled quarterly meeting the director attends (whether the meeting is in person or telephonic).

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2019
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Houston Healthcare Facility, f.k.a. Cy Fair Surgical Center	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$551	1993	—	07/31/2014
Cincinnati Healthcare Facility, f.k.a. Mercy Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	89	356	3,256	3,612	504	2001	—	10/29/2014
Winston-Salem Healthcare Facility, f.k.a. Winston-Salem, NC IMF	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	736	2004	—	12/17/2014
Stoughton Healthcare Facility, f.k.a. New England Sinai Medical Center	Stoughton, MA	—	(a)	4,049	19,991	1,918	4,049	21,909	25,958	2,965	1973	1997	12/23/2014
Fort Worth Healthcare Facility, f.k.a. Baylor Surgical Hospital at Fort Worth	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	4,707	2014	—	12/31/2014
Fort Worth Healthcare Facility II, f.k.a. Baylor Surgical Hospital Integrated Medical Facility	Fort Worth, TX	—	(a)	367	1,587	164	367	1,751	2,118	399	2014	—	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	386	2009	—	01/27/2015
Overland Park Healthcare Facility, f.k.a. Heartland Rehabilitation Hospital	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	2,633	2014	—	02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	37	524	6,459	6,983	789	2000	2014	04/01/2015
Clarion Healthcare Facility, f.k.a. Clarion IMF	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	826	2012	—	06/01/2015
Webster Healthcare Facility, f.k.a. Post Acute Webster Rehabilitation Hospital	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	2,399	2015	—	06/05/2015
Eagan Data Center	Eagan, MN	—	(a)	768	5,037	—	768	5,037	5,805	706	1998	2015	06/29/2015
Houston Healthcare Facility II, f.k.a. Houston Surgical Hospital and LTACH	Houston, TX	—		8,329	36,297	(17,360)	8,329	18,937	27,266	151	1950	2005/2008	06/30/2015
Augusta Healthcare Facility, f.k.a. KMO IMF - Augusta	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	1,816	2010	—	07/22/2015
Cincinnati Healthcare Facility II, f.k.a. KMO IMF - Cincinnati I	Cincinnati, OH	—	(a)	1,812	24,382	—	1,812	24,382	26,194	3,177	1960	2014	07/22/2015
Cincinnati Healthcare Facility III, f.k.a. KMO IMF - Cincinnati II	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	1,214	2014	—	07/22/2015
Florence Healthcare Facility, f.k.a. KMO IMF - Florence	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	1,172	2014	—	07/22/2015
Oakland Healthcare Facility, f.k.a. KMO IMF - Oakland	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	738	2014	—	07/22/2015
Wyomissing Healthcare Facility, f.k.a. Reading Surgical Hospital	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	2,433	2007	—	07/24/2015
Luling Healthcare Facility, f.k.a. Post Acute Warm Springs Specialty Hospital of Luling	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	902	2002	—	07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	119	1,999	15,304	17,303	2,343	1985	2001/2006 /2012/2015	08/28/2015
Omaha Healthcare Facility, f.k.a. Nebraska Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	1,083	2014	—	10/14/2015

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2019
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Sherman Healthcare Facility, f.k.a. Heritage Park - Sherman I	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	2,564	2005	2010	11/20/2015
Sherman Healthcare Facility II, f.k.a. Heritage Park - Sherman II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	347	2005	—	11/20/2015
Fort Worth Healthcare Facility III, f.k.a. Baylor Surgery Center at Fort Worth	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	990	1998	2007/2015	12/23/2015
Oklahoma City Healthcare Facility, f.k.a. HPI - Oklahoma City I	Oklahoma City, OK	22,259		4,626	30,509	—	4,626	30,509	35,135	3,348	1985	1998/2003	12/29/2015
Oklahoma City Healthcare Facility II, f.k.a. HPI - Oklahoma City II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	976	1994	1999	12/29/2015
Waco Data Center	Waco, TX	—	(a)	873	8,233	—	873	8,233	9,106	842	1956	2009	12/30/2015
Edmond Healthcare Facility, f.k.a. HPI - Edmond	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	372	2002	—	01/20/2016
Oklahoma City Healthcare Facility III, f.k.a. HPI - Oklahoma City IV	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	129	2006	—	01/27/2016
Oklahoma City Healthcare Facility IV, f.k.a. HPI - Oklahoma City III	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	273	2007	—	01/27/2016
Alpharetta Data Center, f.k.a. Alpharetta Data Center III	Alpharetta, GA	—	(a)	3,395	11,081	25	3,395	11,106	14,501	1,193	1999	—	02/02/2016
Flint Data Center	Flint, MI	—	(a)	111	7,001	—	111	7,001	7,112	735	1989	2016	02/02/2016
Newcastle Healthcare Facility, f.k.a. HPI - Newcastle	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	138	1995	1999	02/03/2016
Oklahoma City Healthcare Facility V, f.k.a. HPI - Oklahoma City V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	1,423	2008	—	02/11/2016
Rancho Mirage Healthcare Facility, f.k.a. Vibra Rehabilitation Hospital	Rancho Mirage, CA	—		2,724	7,626	29,844	2,726	37,468	40,194	1,288	2018	—	03/01/2016
Oklahoma City Healthcare Facility VI, f.k.a. HPI - Oklahoma City VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	424	2007	—	03/07/2016
Franklin Data Center, f.k.a. Tennessee Data Center	Franklin, TN	—	(a)	6,624	10,971	135	6,624	11,106	17,730	1,138	2016	2019	03/31/2016
Oklahoma City Healthcare Facility VII, f.k.a. HPI - Oklahoma City VII	Oklahoma City, OK	24,547		3,203	32,380	—	3,203	32,380	35,583	3,009	2016	—	06/22/2016
Las Vegas Healthcare Facility, f.k.a. Post Acute Las Vegas Rehabilitation Hospital	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	1,209	2017	—	06/24/2016
Somerset Data Center	Somerset, NJ	—	(a)	906	10,466	—	906	10,466	11,372	1,071	1978	2016	06/29/2016
Oklahoma City Healthcare Facility VIII, f.k.a. Integris Lakeside Women's Hospital	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	1,410	1997	2008	06/30/2016
Hawthorne Data Center, f.k.a. AT&T Hawthorne Data Center	Hawthorne, CA	39,749		16,498	57,312	—	16,498	57,312	73,810	4,797	1963	1983/2001	09/27/2016
McLean Data Center, f.k.a. McLean I	McLean, VA	23,460		31,554	4,930	330	31,554	5,260	36,814	464	1966	1998	10/17/2016
McLean Data Center II, f.k.a. McLean II	McLean, VA	27,540		20,392	22,727	105	20,392	22,832	43,224	1,883	1991	2019	10/17/2016
Marlton Healthcare Facility, f.k.a. Select Medical Rehabilitation Facility	Marlton, NJ	31,145		—	57,154	5	—	57,159	57,159	4,467	1995	—	11/01/2016
Andover Data Center, f.k.a. Andover Data Center II	Andover, MA	—	(a)	6,566	28,072	514	6,566	28,586	35,152	2,497	2000	—	11/08/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	21,766		2,533	39,487	95	2,533	39,582	42,115	3,831	2008	—	12/07/2016
Corpus Christi Healthcare Facility, f.k.a. Corpus Christi Surgery Center	Corpus Christi, TX	—	(a)	975	4,963	462	1,002	5,398	6,400	459	1992	—	12/22/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2019
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Chicago Data Center, f.k.a. Chicago Data Center II	Downers Grove, IL	—	(a)	1,329	29,940	(545)	1,358	29,366	30,724	2,276	1987	2016	12/28/2016
Blythewood Data Center	Blythewood, SC	—	(a)	612	17,714	27	634	17,719	18,353	1,375	1983	—	12/29/2016
Tempe Data Center	Tempe, AZ	—	(a)	2,997	11,991	132	2,997	12,123	15,120	937	1977	2016	01/26/2017
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	—	973	9,632	10,605	726	2002	—	03/30/2017
Norwalk Data Center	Norwalk, CT	34,200		10,125	43,360	94	10,125	43,454	53,579	3,096	2013	—	03/30/2017
Allen Healthcare Facility, f.k.a. Texas Rehab - Allen	Allen, TX	13,136		857	20,582	—	857	20,582	21,439	1,547	2007	—	03/31/2017
Austin Healthcare Facility, f.k.a. Texas Rehab - Austin	Austin, TX	20,861		1,368	32,039	—	1,368	32,039	33,407	2,408	2012	—	03/31/2017
Beaumont Healthcare Facility, f.k.a. Texas Rehab - Beaumont	Beaumont, TX	5,863		946	8,372	—	946	8,372	9,318	633	1991	—	03/31/2017
Charlotte Data Center, f.k.a. Charlotte Data Center II	Charlotte, NC	—	(a)	372	17,131	3,206	372	20,337	20,709	1,387	1989	2016	05/15/2017
Atlanta Data Center, f.k.a. 250 Williams Atlanta Data Center	Atlanta, GA	116,200		19,159	129,778	6,397	19,159	136,175	155,334	12,264	1989	2007	06/15/2017
Sunnyvale Data Center	Sunnyvale, CA	—	(a)	10,013	24,709	—	10,013	24,709	34,722	1,616	1992	1998	06/28/2017
San Antonio Healthcare Facility, f.k.a. Texas Rehab - San Antonio	San Antonio, TX	10,490		1,813	11,706	—	1,813	11,706	13,519	807	2012	—	06/29/2017
Cincinnati Data Center	Cincinnati, OH	—	(a)	1,556	8,966	—	1,556	8,966	10,522	637	1985	2010	06/30/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	15	1,530	7,521	9,051	545	2005	—	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	383	2007	—	09/20/2017
King of Prussia Data Center	King of Prussia, PA	11,961		1,015	17,413	—	1,015	17,413	18,428	1,031	1960	1997	09/28/2017
Tempe Data Center II	Tempe, AZ	—	(a)	—	15,803	—	—	15,803	15,803	947	1998	—	09/29/2017
Houston Data Center	Houston, TX	48,607		10,082	101,051	—	10,082	101,051	111,133	5,447	2013	—	11/16/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	—	1,251	15,878	17,129	1,148	2002	—	12/21/2017
Elgin Data Center	Elgin, IL	5,561		1,067	7,861	(421)	1,067	7,440	8,507	413	2000	—	12/22/2017
Oklahoma City Data Center	Oklahoma City, OK	—	(a)	1,868	44,253	—	1,868	44,253	46,121	2,322	2008/2016	—	12/27/2017
Rancho Cordova Data Center, f.k.a. Rancho Cordova Data Center I	Rancho Cordova, CA	—	(a)	1,760	32,109	—	1,760	32,109	33,869	1,464	1982	2008/2010	03/14/2018
Rancho Cordova Data Center II	Rancho Cordova, CA	—	(a)	1,943	10,340	—	1,943	10,340	12,283	481	1984	2012	03/14/2018
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	—	1,995	5,870	7,865	278	2015	—	04/27/2018
Katy Healthcare Facility, f.k.a. Oceans Katy Behavioral Health Hospital	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	485	2015	—	06/08/2018
San Jose Data Center	San Jose, CA	—	(a)	12,205	34,309	—	12,205	34,309	46,514	1,359	1999	2009	06/13/2018
Indianola Healthcare Facility, f.k.a. Indianola Healthcare I	Indianola, IA	—	(a)	330	5,698	—	330	5,698	6,028	201	2014	—	09/26/2018
Indianola Healthcare Facility II, f.k.a. Indianola Healthcare II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	221	2011	—	09/26/2018
Canton Data Center	Canton, OH	—	(a)	345	8,268	—	345	8,268	8,613	259	2008	—	10/03/2018
Benton Healthcare Facility, f.k.a. Benton Healthcare I (Benton)	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	625	1992/1999	—	10/17/2018
Benton Healthcare Facility II, f.k.a. Benton Healthcare III (Benton)	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	60	1983	—	10/17/2018

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2019
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Bryant Healthcare Facility, f.k.a. Benton Healthcare II (Bryant)	Bryant, AR	—	(a)	930	3,539	—	930	3,539	4,469	128	1995	—	10/17/2018
Hot Springs Healthcare Facility, f.k.a. Benton Healthcare IV (Hot Springs)	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	78	2009	—	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	—	336	22,332	22,668	789	2008	—	11/26/2018
Valdosta Healthcare Facility, f.k.a. Valdosta Healthcare I	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	199	2004	—	11/28/2018
Valdosta Healthcare Facility II, f.k.a. Valdosta Healthcare II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	100	1992	—	11/28/2018
Bryant Healthcare Facility II, f.k.a. Bryant Healthcare Facility	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	36	2016	—	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	96	1998	—	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	—	—	23,677	23,677	187	1998	—	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	107	2013	—	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	48	1998	—	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	214	2012	—	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	69	2013	—	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	140	2008	—	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	27	2007	—	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	14	2011	—	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,807)	2,195	5,761	7,956	32	2006	—	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	9	2010	—	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—	(a)	1,199	4,373	—	1,199	4,373	5,572	24	2002	2005	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	212	2012	—	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	88	1984	—	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—	(a)	400	1,536	—	400	1,536	1,936	9	2004	2010	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	144	2010	—	10/04/2019
Dallas Healthcare Facility II	Dallas, TX	—		3,611	26,907	(8,106)	2,662	19,750	22,412	—	1983	2013	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	11	2005	—	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	175	1962	2018	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—	(a)	2,659	9,016	—	2,659	9,016	11,675	49	2009	—	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—	(a)	139	1,910	—	139	1,910	2,049	11	1999	—	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	132	1994	2009	10/04/2019
Fort Myers Healthcare Facility	Fort Myers, FL	—	(a)	2,153	2,387	—	2,153	2,387	4,540	16	1999	—	10/04/2019
Fort Myers Healthcare Facility II	Fort Myers, FL	—	(a)	3,557	11,064	—	3,557	11,064	14,621	69	2010	—	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—	(a)	385	3,182	—	385	3,182	3,567	18	2005	—	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—	(a)	342	950	—	342	950	1,292	6	1993	—	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,200	—	26,314	26,314	125	2010	—	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	—	383	5,355	5,738	31	2010	—	10/04/2019
Grapevine Healthcare Facility	Grapevine, TX	—		1,726	26,849	—	1,726	26,849	28,575	144	2007	—	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2019
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	131	2006	—	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	66	2004	—	10/04/2019
Harlingen Healthcare Facility	Harlingen, TX	—		—	10,628	—	—	10,628	10,628	61	2007	—	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—	(a)	839	2,390	—	839	2,390	3,229	14	2000	—	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	31	1998	2018	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	13	2011	—	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—	(a)	1,233	6,173	—	1,233	6,173	7,406	35	2009	—	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	191	2004	—	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—	(a)	636	1,784	—	636	1,784	2,420	13	2008	—	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—	(a)	651	5,323	—	651	5,323	5,974	18	2007	—	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—	(a)	441	2,956	—	441	2,956	3,397	17	2002	—	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	—	5,210	39,939	45,149	212	2003	—	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	12	2003	—	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	66	1964	2010	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	7	2008	—	10/04/2019
New Bedford Healthcare Facility	New Bedford, MA	—	(a)	2,464	26,297	—	2,464	26,297	28,761	143	1942	1995	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	61	2007	—	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	80	1965	2000	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	60	2007	—	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	—	414	2,043	2,457	14	2010	—	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—	(a)	582	5,927	—	582	5,927	6,509	36	2005	—	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—	(a)	2,286	5,481	—	2,286	5,481	7,767	32	2008	—	10/04/2019
San Antonio Healthcare Facility II	San Antonio, TX	—		5,935	23,411	221	5,935	23,632	29,567	128	2013	—	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	120	2012	—	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	167	1987	—	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	—	3,273	19,697	22,970	110	2017	—	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—	(a)	741	3,049	—	741	3,049	3,790	16	2003	—	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—	(a)	2,300	20,186	—	2,300	20,186	22,486	107	2014	—	10/04/2019
St. Louis Healthcare Facility	Creve Coeur, MO	—	(a)	1,164	8,052	—	1,164	8,052	9,216	45	2005	2007	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	5	2007	—	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	70	2013	—	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	70	1998	—	10/04/2019
Webster Healthcare Facility II	Webster, TX	—	(a)	7,371	243,983	2,505	7,371	246,488	253,859	1,274	2014	2019	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	—	821	4,139	4,960	26	2012	—	10/04/2019
Yucca Valley Healthcare Facility	Yucca Valley, CA	—	(a)	901	4,788	—	901	4,788	5,689	31	2009	—	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—		—	—	1,764	—	1,764	1,764	—	(e)	(e)	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—		1,763	—	1,152	1,763	1,152	2,915	—	(e)	(e)	12/27/2019
		$457,345		$345,152	$2,505,097	$46,517	$343,444	$2,553,322	$2,896,766	$128,304

(a)
Property collateralized under the unsecured credit facility. As of December 31, 2019, 128 commercial properties were collateralized under the credit facility and the Company had $908,000,000 aggregate principal amount outstanding thereunder.

(b)	The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.

(c)	The aggregated cost for federal income tax purposes is approximately $3,138,568,000 (unaudited).

(d)
The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.

(e)	As of December 31, 2019, the property was under construction; therefore, depreciation is not applicable.

NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Real Estate:
Balance at beginning of year	$1,758,326	$1,551,194	$915,521
Additions:
Acquisitions	1,151,827	195,328	601,546
Improvements	15,084	11,804	34,127
Deductions:
Impairment	(25,501)	—	—
Dispositions	(2,807)	—	—
Other adjustments	(163)	—	—
Balance at end of year	$2,896,766	$1,758,326	$1,551,194

Accumulated Depreciation:
Balance at beginning of year	$(84,594)	$(45,789)	$(18,521)
Additions:
Depreciation	(48,215)	(38,805)	(27,268)
Deductions:
Impairment	4,501	—	—
Dispositions	4	—	—
Balance at end of year	$(128,304)	$(84,594)	$(45,789)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the signature page.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.7
Articles of Amendment of Carter Validus Mission Critical REIT II, Inc., dated December 12, 2019 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 12, 2019, and incorporated herein by reference).

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

4.7*	Description of Capital Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

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

10.26
Amended and Restated 2014 Restricted Share Plan (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

10.27	Restricted Stock Award Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: March 27, 2020	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2020	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, President	March 27, 2020
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer and Treasurer	March 27, 2020
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. CARTER	Chairman of the Board of Directors	March 27, 2020
John E. Carter

/s/ ROBERT M. WINSLOW	Director	March 27, 2020
Robert M. Winslow

/s/ JONATHAN KUCHIN	Director	March 27, 2020
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 27, 2020
Randall Greene

/s/ RONALD RAYEVICH	Director	March 27, 2020
Ronald Rayevich

/s/ ROGER PRATT	Director	March 27, 2020
Roger Pratt