Form 10-Q
period 2020-03-31
Carter Validus Mission Critical REIT II, Inc.
filed 2020-05-12
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 8, 2020, there were approximately 165,675,000 shares of Class A common stock, 12,468,000 shares of Class I common stock, 38,985,000 shares of Class T common stock and 3,455,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Real estate:
Land	$344,275	$343,444
Buildings and improvements, less accumulated depreciation of $145,709 and $128,304, respectively	2,410,566	2,422,102
Construction in progress	6,430	2,916
Total real estate, net	2,761,271	2,768,462
Cash and cash equivalents	150,476	69,342
Acquired intangible assets, less accumulated amortization of $72,844 and $64,164, respectively	275,421	285,459
Right-of-use assets - operating leases	29,345	29,537
Other assets, net	89,165	86,734
Total assets	$3,305,678	$3,239,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,270 and $2,500, respectively	$454,305	$454,845
Credit facility, net of deferred financing costs of $6,957 and $7,385, respectively	996,043	900,615
Accounts payable due to affiliates	9,047	9,759
Accounts payable and other liabilities	64,417	45,354
Acquired intangible liabilities, less accumulated amortization of $13,718 and $12,332, respectively	58,152	59,538
Operating lease liabilities	31,048	31,004
Total liabilities	1,613,012	1,501,115
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 232,309,866 and 231,416,123 shares issued, respectively; 221,387,100 and 221,912,714 shares outstanding, respectively	2,214	2,219
Additional paid-in capital	1,977,360	1,981,848
Accumulated distributions in excess of earnings	(261,872)	(240,946)
Accumulated other comprehensive loss	(25,038)	(4,704)
Total stockholders’ equity	1,692,664	1,738,417
Noncontrolling interests	2	2
Total equity	1,692,666	1,738,419
Total liabilities and stockholders’ equity	$3,305,678	$3,239,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Rental revenue	$69,185	$46,467
Expenses:
Rental expenses	11,488	9,128
General and administrative expenses	3,688	1,403
Asset management fees	5,956	3,494
Depreciation and amortization	27,065	18,246
Total expenses	48,197	32,271
Income from operations	20,988	14,196
Interest and other expense, net	15,319	9,835
Net income attributable to common stockholders	$5,669	$4,361
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	$(20,334)	$(3,611)
Other comprehensive loss	(20,334)	(3,611)
Comprehensive (loss) income attributable to common stockholders	$(14,665)	$750
Weighted average number of common shares outstanding:
Basic	221,540,890	136,179,343
Diluted	221,570,975	136,204,843
Net income per common share attributable to common stockholders:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Distributions declared per common share	$0.12	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	893,743	9	7,722	—	—	7,731	—	7,731
Vesting of restricted stock	—	—	27	—	—	27	—	27
Distribution and servicing fees	—	—	33	—	—	33	—	33
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Repurchase of common stock	(1,419,357)	(14)	(12,263)	—	—	(12,277)	—	(12,277)
Distributions to common stockholders	—	—	—	(26,595)	—	(26,595)	—	(26,595)
Other comprehensive loss	—	—	—	—	(20,334)	(20,334)	—	(20,334)
Net income	—	—	—	5,669	—	5,669	—	5,669
Balance, March 31, 2020	221,387,100	$2,214	$1,977,360	$(261,872)	$(25,038)	$1,692,664	$2	$1,692,666

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,122,412	12	10,373	—	—	10,385	—	10,385
Vesting of restricted stock	—	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	52	—	—	52	—	52
Other offering costs	—	—	(5)	—	—	(5)	—	(5)
Repurchase of common stock	(1,160,279)	(12)	(10,721)	—	—	(10,733)	—	(10,733)
Distributions to common stockholders	—	—	—	(21,196)	—	(21,196)	—	(21,196)
Other comprehensive loss	—	—	—	—	(3,611)	(3,611)	—	(3,611)
Net income	—	—	—	4,361	—	4,361	—	4,361
Balance, March 31, 2019	136,428,375	$1,364	$1,192,062	$(169,359)	$2,592	$1,026,659	$2	$1,026,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income attributable to common stockholders	$5,669	$4,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,065	18,246
Amortization of deferred financing costs	946	606
Amortization of above-market leases	969	156
Amortization of below-market leases	(1,386)	(1,232)
Reduction in the carrying amount of right-of-use assets - operating leases, net	234	113
Straight-line rent	(5,500)	(2,674)
Stock-based compensation	27	23
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(290)	(1,160)
Accounts payable due to affiliates	(58)	(205)
Other assets	2,258	1,713
Net cash provided by operating activities	29,934	19,947
Cash flows from investing activities:
Investment in real estate	(5,024)	—
Capital expenditures	(5,441)	(1,073)
Payments of deal costs	(126)	(106)
Real estate deposit	100	—
Net cash used in investing activities	(10,491)	(1,179)
Cash flows from financing activities:
Payments on notes payable	(770)	(305)
Proceeds from credit facility	95,000	10,000
Payments of deferred financing costs	(1)	(67)
Repurchase of common stock	(12,277)	(10,733)
Offering costs on issuance of common stock	(845)	(1,036)
Distributions to common stockholders	(18,890)	(10,813)
Net cash provided by (used in) financing activities	62,217	(12,954)
Net change in cash, cash equivalents and restricted cash	81,660	5,814
Cash, cash equivalents and restricted cash - Beginning of period	80,230	79,527
Cash, cash equivalents and restricted cash - End of period	$161,890	$85,341
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $145 and $23, respectively	$14,720	$9,462
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$7,731	$10,385
Accrued capital expenditures	$268	$1,161
Accrued deal costs	$6	$802
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. As of March 31, 2020, the Company owned 153 real estate properties.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period:
Cash and cash equivalents	69,342	68,360
Restricted cash	10,888	11,167
Cash, cash equivalents and restricted cash	$80,230	$79,527

End of period:
Cash and cash equivalents	150,476	73,727
Restricted cash	11,414	11,614
Cash, cash equivalents and restricted cash	$161,890	$85,341
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
Impairment of Real Estate
During the three months ended March 31, 2020 and 2019, no impairment losses were recorded on real estate assets.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended March 31, 2020, the Company recognized impairments of an in-place lease intangible asset in the amount of approximately $1,484,000 and an above-market lease intangible asset in the amount of approximately $344,000, related to a healthcare tenant of the Company experiencing financial difficulties, by accelerating the amortization of the acquired intangible assets. During the three months ended March 31, 2019, the Company recognized an impairment of an in-place lease intangible asset in the amount of approximately $2,658,000, by accelerating the amortization of an acquired intangible asset related to a healthcare tenant of the Company that was experiencing financial difficulties and whose lease terminated on June 25, 2019.
Concentration of Credit Risk and Significant Leases
As of March 31, 2020, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of March 31, 2020, the Company owned real estate investments in two micropolitan statistical areas and 67 metropolitan statistical areas, or MSA, two MSA of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.0% and 10.3%, respectively, of rental revenue for the three months ended March 31, 2020.
As of March 31, 2020, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the three months ended March 31, 2020. The leases with tenants under common control of the guarantor Post Acute Medical, LLC accounted for 10.1% of rental revenue for the three months ended March 31, 2020.
Share Repurchase Program
The Company’s share repurchase program, or SRP, allows for repurchases of shares of the Company’s common stock when certain criteria are met. The SRP provides that all repurchases during any calendar year, including those redeemable upon death or a Qualifying Disability of a stockholder, are limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
The Company's SRP applied to all eligible stockholders on the first quarter repurchase date of 2020, which was January 30, 2020. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations, the SRP is available to any stockholder as a potential means of interim liquidity. The Company honors valid repurchase requests approximately 30 days following the end of the applicable quarter.
On April 30, 2020, due to the uncertainty surrounding the coronavirus pandemic and any impact it may have on the Company, the Company's board of directors decided to temporarily suspend share repurchases under the SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which is expected to be July 30, 2020. See Note 16—"Subsequent Events" for further discussion.
On May 1, 2020, the Company announced it had reached the DRIP funding limitation, and that it would not be able to fully accommodate all repurchase requests for the second quarter repurchase date of 2020. For repurchase requests received by the Company by March 31, 2020, repurchase shares were repurchased on a pro rata basis in accordance with the terms of the SRP. See Note 16—"Subsequent Events" for further discussion and Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's SRP.
During the three months ended March 31, 2020, the Company repurchased 1,419,357 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,078,423 Class A shares, 214,843 Class I shares, 122,865 Class T shares and 3,226 Class T2 shares) for an aggregate purchase price of approximately $12,277,000 (an average of $8.65 per share). During the three months ended March 31, 2019, the Company repurchased 1,160,279 Class A shares, Class I shares and Class T shares of common stock (858,080 Class A shares, 108,765 Class I shares and 193,434 Class T shares) for an aggregate purchase price of approximately $10,733,000 (an average of $9.25 per share).
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
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. During the three months ended March 31, 2020 and 2019, diluted earnings per share reflected the effect of approximately 30,000 and 26,000 of non-vested shares of restricted common stock that were outstanding as of such period, respectively.
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2020 and December 31, 2019, the Company operated through two reportable business segments— real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 11—"Segment Reporting" for further discussion on the reportable segments of the Company.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive loss in the condensed consolidated statements of comprehensive (loss) income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 13—"Derivative Instruments and Hedging Activities."
Recently Adopted Accounting Pronouncements
Leases—Rent Concessions
The global outbreak of a new strain of coronavirus and the disease it causes, or COVID-19, has forced the temporary closure or changes to the operating hours of certain healthcare properties of the Company. In response, some tenants are seeking rent concessions, including decreased rent and rent deferrals for COVID-19 affected periods. To provide operational clarity, on April 8, 2020, the Financial Accounting Standards Board, or FASB, issued practical expedients to the lease modification guidance in ASC 842, Leases, in the context of the COVID-19 crisis for leases where the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects. Entities may choose to forgo the evaluation of the enforceable rights and obligations of the original lease agreements in accordance with ASC 842, Leases. The entity may elect to account for rent concessions either:

•	as if they are part of the enforceable rights and obligations of the parties under the existing lease contracts; or

•	as a lease modification.

As a lessor, for leases impacted by COVID-19, the Company elected the approach to treat any rent concessions as if they were part of the enforceable rights and obligations under the existing lease. Subsequent to March 31, 2020, the Company granted rent deferrals to a certain number of tenants impacted by COVID-19 with immaterial impact to the Company's condensed consolidated financial statements and no impact on the collectability of tenant receivables over their respective term of the lease.
As a lessee, the Company did not elect the practical expedient and will apply the lease modification guidance in accordance with ASC 842 if changes to ground lease agreements occur. The Company does not have any modifications to its ground lease agreements as of March 31, 2020.
Reference Rate Reform
In March 2020, the FASB issued ASU, 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through, December 31, 2022, as reference rate reform activities occur. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Note 3—Acquisitions
2020 Acquisition
During the three months ended March 31, 2020, the Company purchased one real estate property, or the 2020 Acquisition, which was determined to be an asset acquisition. Upon the completion of the 2020 Acquisition, the Company allocated the purchase price of the real estate property to acquired tangible assets, consisting of land and buildings and improvements and acquired intangible assets, consisting of an in-place lease, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2020 Acquisition during the three months ended March 31, 2020:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Grimes Healthcare Facility	2/19/2020	100%	$5,030
The following table summarizes the Company's purchase price allocation of the 2020 Acquisition during the three months ended March 31, 2020 (amounts in thousands):

Total
Land	$831
Buildings and improvements	3,690
In-place lease	509
Total assets acquired	$5,030
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $205,000 related to the 2020 Acquisition during the three months ended March 31, 2020, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. During the three months ended March 31, 2020, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2020 Acquisition during such period.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2020	December 31, 2019
In-place leases, net of accumulated amortization of $70,314 and $62,252, respectively (with a weighted average remaining life of 10.1 years and 10.4 years, respectively)	$257,787	$266,856
Above-market leases, net of accumulated amortization of $2,530 and $1,912, respectively (with a weighted average remaining life of 10.1 years and 10.5 years, respectively)	17,634	18,603
	$275,421	$285,459
The aggregate weighted average remaining life of the acquired intangible assets was 10.1 years and 10.4 years as of March 31, 2020 and December 31, 2019, respectively.
Amortization of the acquired intangible assets was $10,547,000 and $7,795,000 for the three months ended March 31, 2020 and 2019, respectively. Of the $10,547,000 recorded for the three months ended March 31, 2020, $1,828,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset and one above-market lease intangible asset. Of the $7,795,000 recorded for the three months ended March 31, 2019, $2,658,000 was attributable to accelerated amortization due to the impairment of an in-place lease intangible asset. Amortization of the in-place leases is included in depreciation and amortization and the above-market leases are recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2020	December 31, 2019
Below-market leases, net of accumulated amortization of $13,718 and $12,332, respectively (with a weighted average remaining life of 15.8 years and 16.1 years, respectively)	$58,152	$59,538
Amortization of the below-market leases was $1,386,000 and $1,232,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of March 31, 2020, including optional renewal periods, for the nine months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2020	$168,078
2021	231,490
2022	236,229
2023	235,850
2024	231,056
Thereafter	1,616,361
Total (1)	$2,719,064

(1)
The total future rent amount of $2,719,064,000 includes approximately $47,642,000 in rent to be received in connection with two leases executed, as of December 31, 2019, at two development properties with estimated lease start dates of March 1, 2021.

Lessee
Rental Expense
The Company has 17 ground leases, for which four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 50.4 years and 50.7 years as of March 31, 2020 and December 31, 2019, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined their IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying ground lease. As a result, the IBRs ranged between 5.0% and 6.6%.
The future rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, as of March 31, 2020, for the nine months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2020	$1,224
2021	1,634
2022	1,634
2023	1,638
2024	1,687
Thereafter	136,719
Total undiscounted rental payments	144,536
Less imputed interest	(113,488)
Total operating lease liabilities	$31,048

Note 7—Other Assets, Net
Other assets, net, consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $5,984 and $5,696, respectively	$2,337	$2,623
Leasing commissions, net of accumulated amortization of $308 and $240, respectively	10,537	10,288
Restricted cash	11,414	10,888
Tenant receivables	5,217	6,116
Note receivable	2,700	2,700
Straight-line rent receivable, net	54,026	48,526
Prepaid and other assets	2,934	4,709
Derivative assets	—	884
	$89,165	$86,734
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$11,869	$11,448
Accrued interest expense	5,074	5,185
Accrued property taxes	3,789	3,537
Distributions payable to stockholders	9,067	9,093
Tenant deposits	1,019	1,500
Deferred rental income	8,561	9,003
Derivative liabilities	25,038	5,588
	$64,417	$45,354
Note 9—Notes Payable and Credit Facility
The Company's debt outstanding as of March 31, 2020 and December 31, 2019, consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Notes payable:
Fixed rate notes payable	$219,281	$219,567
Variable rate notes payable fixed through interest rate swaps	237,294	237,778
Total notes payable, principal amount outstanding	456,575	457,345
Unamortized deferred financing costs related to notes payable	(2,270)	(2,500)
Total notes payable, net of deferred financing costs	454,305	454,845
Credit facility:
Variable rate revolving line of credit	203,000	108,000
Variable rate term loan fixed through interest rate swaps	400,000	250,000
Variable rate term loans	400,000	550,000
Total credit facility, principal amount outstanding	1,003,000	908,000
Unamortized deferred financing costs related to the term loan credit facility	(6,957)	(7,385)
Total credit facility, net of deferred financing costs	996,043	900,615
Total debt outstanding	$1,450,348	$1,355,460

Significant debt activity during the three months ended March 31, 2020, excluding scheduled principal payments, includes:

•
During the three months ended March 31, 2020, the Company drew $95,000,000 on its credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 3—"Acquisitions") and to fund share repurchases, and $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak.

•
During the three months ended March 31, 2020, three interest rate swap agreements, which the Company entered into in December 2019, with an effective date of January 1, 2020, effectively fixed LIBOR related to $150,000,000 of the term loans of the credit facility.

The principal payments due on the notes payable and credit facility as of March 31, 2020, for the nine months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2020	$3,155
2021	146,025
2022	369,209
2023	282,710
2024	547,360
Thereafter	111,116
$1,459,575
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
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired. In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through March 31, 2020, the Company reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, in the accompanying condensed consolidated balance sheets.
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
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.
Disposition Fees
The Company pays its Advisor, or its affiliates, if it provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price or one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission. As of March 31, 2020, the Company had not incurred any disposition fees to the Advisor or its affiliates.
Special Limited Partner Interest of Advisor
The Advisor, as the special limited partner in the Operating Partnership, may be entitled to: (i) certain cash distributions upon the disposition of certain of the Operating Partnership’s assets; or (ii) a one-time payment in the form of cash, shares or promissory note or a combination of the forms of payment in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of the Company’s shares of common stock on a national stock exchange or certain events that result in the termination or non-renewal of the advisory agreement. The special limited partnership interest holder will only become entitled to the compensation after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual return on such invested capital. No such compensation has been paid to the Advisor to date.

The following table details amounts incurred in connection with the Company's related parties transactions as described above for the three months ended March 31, 2020 and 2019 (amounts in thousands):

		Incurred
		Three Months Ended March 31,
Fee	Entity	2020	2019
Distribution and servicing fees(1)	SC Distributors, LLC	$(33)	$(52)
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	97	—
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	5,956	3,494
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,796	1,209
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,278	730
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	239	3
Construction management fees	Carter Validus Real Estate Management Services II, LLC	176	129
Total		$9,509	$5,513

(1)
Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock for the three months ended March 31, 2020 and the result of repurchases of Class T shares of common stock for the three months ended March 31, 2019.

The following table details amounts payable to affiliates in connection with the Company's related parties transactions as described above as of March 31, 2020 and December 31, 2019 (amounts in thousands):

		Payable
		March 31, 2020	December 31, 2019
Fee	Entity
Distribution and servicing fees	SC Distributors, LLC	$5,380	$6,210
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	1,981	2,100
Property management fees	Carter Validus Real Estate Management Services II, LLC	486	433
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	471	518
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	354	299
Construction management fees	Carter Validus Real Estate Management Services II, LLC	375	199
Total		$9,047	$9,759
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
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, note receivable and deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2020 and 2019 is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2020
Revenue:
Rental revenue	$27,759	$41,426	$69,185
Expenses:
Rental expenses	(7,149)	(4,339)	(11,488)
Segment net operating income	$20,610	$37,087	57,697

Expenses:
General and administrative expenses			(3,688)
Asset management fees			(5,956)
Depreciation and amortization			(27,065)
Income from operations			20,988
Interest and other expense, net			(15,319)
Net income attributable to common stockholders			$5,669

	Data Centers	Healthcare	Three Months Ended March 31, 2019
Revenue:
Rental revenue	$26,677	$19,790	$46,467
Expenses:
Rental expenses	(6,965)	(2,163)	(9,128)
Segment net operating income	$19,712	$17,627	37,339

Expenses:
General and administrative expenses			(1,403)
Asset management fees			(3,494)
Depreciation and amortization			(18,246)
Income from operations			14,196
Interest and other expense, net			(9,835)
Net income attributable to common stockholders			$4,361
There were no intersegment sales or transfers during the three months ended March 31, 2020 and 2019.
Assets by each reportable segment as of March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

	March 31, 2020	December 31, 2019
Assets by segment:
Data centers	$984,789	$989,953
Healthcare	2,177,655	2,184,450
All other	143,234	65,131
Total assets	$3,305,678	$3,239,534

Capital additions and acquisitions, on a cash basis, by reportable segments for the three months ended March 31, 2020 and 2019 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Capital additions by segment:
Data centers	$2,018	$995
Healthcare	3,423	78
Total	5,441	1,073
Acquisitions by segment:
Healthcare	5,024	—
Total	5,024	—
Total capital additions and acquisitions	$10,465	$1,073
Note 12—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $233,628,000 and $222,816,000 as of March 31, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $219,281,000 and $219,567,000 as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $243,546,000 and $238,555,000 as of March 31, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $237,294,000 and $237,778,000 as of March 31, 2020 and December 31, 2019, respectively.
Credit facility—Variable Rate—The outstanding principal of the credit facility—variable was $603,000,000 and $658,000,000, which approximated its fair value as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $417,950,000 and $251,907,000 as of March 31, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $400,000,000 and $250,000,000 as of March 31, 2020 and December 31, 2019, respectively.
Note receivable—The outstanding principal balance of the note receivable in the amount of $2,700,000 approximated its fair value as of March 31, 2020 and December 31, 2019. The fair value was measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$25,038	$—	$25,038
Total liabilities at fair value	$—	$25,038	$—	$25,038

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$884	$—	$884
Total assets at fair value	$—	$884	$—	$884
Liabilities:
Derivative liabilities	$—	$5,588	$—	$5,588
Total liabilities at fair value	$—	$5,588	$—	$5,588
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $9,093,000 will be reclassified from accumulated other comprehensive loss as an increase to interest and other expense, net.
See Note 12—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2020			December 31, 2019
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	07/01/2016 to 01/01/2020	12/22/2020 to 12/31/2024	$637,294	$—	$(25,038)	$637,778	$884	$(5,588)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive loss, or OCI, in the accompanying condensed consolidated statements of comprehensive (loss) income.
The table below summarizes the amount of loss recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income	Total Amount of Interest and Other Expense, Net Presented in Condensed Consolidated Statements of Comprehensive (Loss) Income
Three Months Ended March 31, 2020
Interest rate swaps	$(20,593)	Interest and other expense, net	$(259)	$15,319
Total	$(20,593)		$(259)
Three Months Ended March 31, 2019
Interest rate swaps	$(2,955)	Interest and other expense, net	$656	$9,835
Total	$(2,955)		$656
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2020, the fair value of derivatives in a net liability position was $26,161,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of March 31, 2020, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2020 and December 31, 2019 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$884	$—	$884	$(5)	$—	$879

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2020	$25,038	$—	$25,038	$—	$—	$25,038
December 31, 2019	$5,588	$—	$5,588	$(5)	$—	$5,583
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.

Note 14—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2020 and 2019 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(20,593)
Amount of loss reclassified from accumulated other comprehensive loss to net income	259
Other comprehensive loss	(20,334)
Balance as of March 31, 2020	$(25,038)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(2,955)
Amount of income reclassified from accumulated other comprehensive income to net income	(656)
Other comprehensive loss	(3,611)
Balance as of March 31, 2019	$2,592
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 (amounts in thousands):

Details about Accumulated Other Comprehensive (Loss) Income Components	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended March 31,
	2020	2019
Interest rate swap contracts	$259	$(656)	Interest and other expense, net
Note 15—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2020, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid on April 1, 2020, for the period from March 1, 2020 through March 31, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
April 1, 2020	Class A	$5,448	$1,602	$7,050
April 1, 2020	Class I	321	210	531
April 1, 2020	Class T	656	708	1,364
April 1, 2020	Class T2	55	67	122
		$6,480	$2,587	$9,067

The following table summarizes the Company's distributions paid on May 1, 2020, for the period from April 1, 2020 through April 30, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
May 1, 2020	Class A	$5,261	$1,569	$6,830
May 1, 2020	Class I	312	205	517
May 1, 2020	Class T	635	687	1,322
May 1, 2020	Class T2	53	64	117
		$6,261	$2,525	$8,786
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to March 31, 2020:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
May 8, 2020	Class A	$0.001366120	$0.50
May 8, 2020	Class I	$0.001366120	$0.50
May 8, 2020	Class T	$0.001129781	$0.41
May 8, 2020	Class T2	$0.001129781	$0.41

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on June 1, 2020 and ending on June 30, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in June 2020 will be paid in July 2020. The distributions will be payable to stockholders from legally available funds therefor.

Partial Suspension of the SRP
On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on the Company, the Company's board of directors decided to temporarily suspend share repurchases under the Company’s SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which is expected to be July 30, 2020. However, the Company will continue to process repurchases due to death in accordance with the terms of its SRP. The Company will announce any updates concerning its SRP in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when the Company fully reopens its SRP, unless a stockholder withdraws the request for repurchase 15 days prior to the next announced repurchase date.
Proration of Shares Repurchased in Second Quarter
On May 1, 2020, the Company announced it had reached the DRIP funding limitation for the 2020 second quarter repurchase date. Consequently, all repurchase requests will not be fully processed for such repurchase date. Therefore, properly submitted repurchase requests that the Company received by March 31, 2020, were repurchased in accordance with the SRP as follows (unless they were below the SRP’s account minimum threshold of $2,000, in which case they were repurchased in full): (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrated, in the discretion of the Company's board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests. Repurchases of shares received by the Company during the prorated period within categories (i) and (ii) above were repurchased in full. There were no repurchases of shares received by the Company within category (iii) above. Repurchase of shares received by the Company within category (iv) above were repurchased based on a proration of approximately 8.25% of the shares made in the requests. All outstanding repurchase requests will automatically roll over to be considered for repurchase when the Company fully reopens its SRP, unless a stockholder or his or her estate, heir or beneficiary, as applicable, withdraws a repurchase request in whole or in part at any time up to 15 days prior to the next announced repurchase date. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's SRP.
Renewal of the Management Agreement
On May 8, 2020, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated May 19, 2014, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 19, 2020.

Renewal of the Advisory Agreement
On May 8, 2020, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated October 4, 2019, as amended and renewed. The renewal will be for a one-year term and will be effective as of May 8, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 27, 2020, or the 2019 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
We raised the equity capital for our real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017. As of March 31, 2020, we had accepted investors’ subscriptions for and issued approximately 148,601,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,444,846,000, before share repurchases of $99,746,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,585,000.
On December 17, 2019, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of October 31, 2019, of $8.65. Therefore, effective January 1, 2020, shares of common stock are offered pursuant to the Second DRIP Offering for a price per share of $8.65. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with Carter Validus Advisors II, LLC, or our Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on at least an annual basis.

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
On October 4, 2019, Carter Validus Mission Critical REIT, Inc. merged with and into one of our wholly-owned subsidiaries, or the REIT Merger. The total consideration transferred for the REIT Merger to REIT I stockholders was approximately $952.8 million consisting of $178.8 million in cash and $774.0 million in equity.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2020, we had purchased 153 properties, inclusive of 60 properties acquired in the REIT Merger, or Legacy REIT I properties, comprising of approximately 8,696,000 of rentable square feet for an aggregate purchase price of approximately $3,135.1 million.
Since inception through March 31, 2020, we sold a portion related to one healthcare property for an aggregate sale price of $3.1 million and generated net proceeds of $2.9 million. The sale occurred during 2019.
On April 24, 2020, Robert M. Winslow resigned from our board of directors, effective immediately. Mr. Winslow’s resignation was not a result of any disagreement with our board of directors on any matter relating to our operations, policies or practices. As a result of Mr. Winslow’s resignation, our board of directors reduced its size so that is now has six members, four of whom are independent directors.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus and the disease it causes, or COVID-19, as a global health pandemic, which continues to spread throughout the United States. As a result, the global markets and economies have experienced a significant amount of volatility.
The global outbreak of COVID-19 has forced the temporary closure or changes to the operating hours of certain healthcare properties of the Company. In response, some of our tenants are seeking rent concessions, including decreased rent or rent deferrals for COVID-19 affected periods. We have been in discussions with our tenants and granted rent deferrals to an insignificant number of tenants impacted by COVID-19, relative to the overall portfolio. We anticipate a relatively short duration of the decreased rent and rent deferral repayments with no impact on the collectability of tenant receivables over their respective term of the lease.
As noted above, we have no paid employees and we rely on our Advisor to provide substantially all of our services. Our Advisor’s personnel has successfully transitioned to a remote work environment with the ability to maintain our operations, financial reporting, internal and disclosure controls and procedures. If the global pandemic continues for an extended period of time, we do not anticipate that the remote work environment will have an impact on our internal control over financial reporting.
Additionally, due to the uncertainty surrounding COVID-19 and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our share repurchase program, or SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which is expected to be July 30, 2020. However, we will continue to process repurchases due to death in accordance with the terms of its share repurchase program. Further, to secure our liquidity position and provide financial flexibility given uncertain market conditions, we drew approximately $75.0 million on our credit facility. See "Liquidity and Capital Resources".
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2019 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q. However, due to the recent outbreak of COVID-19 in the U.S. and globally, our tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2020 and 2019:

	March 31,
	2020	2019
Number of operating real estate properties (1)	151	85
Leased square feet	8,236,000	5,672,000
Weighted average percentage of rentable square feet leased	95%	98%

(1)	As of March 31, 2020, we owned 153 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Operating real estate properties acquired	1	—
Aggregate purchase price of operating real estate properties acquired	$5,030,000	$—
Leased square feet of operating real estate property additions	15,000	—
This section describes and compares our results of operations for the three months ended March 31, 2020 and 2019. We generate almost all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development. Legacy REIT I property activities represent amounts recorded since the REIT Merger.
By evaluating the revenue and expenses of our same store and Legacy REIT I properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Same store rental revenue	$41,060	$40,680	$380	0.9%
Non-same store rental revenue	1,448	—	1,448	100.0%
Legacy REIT I properties rental revenue	20,025	—	20,025	100.0%
Same store tenant reimbursements	5,904	5,690	214	3.8%
Non-same store tenant reimbursements	7	—	7	100.0%
Legacy REIT I properties tenant reimbursements	731	—	731	100.0%
Other operating income	10	97	(87)	(89.7)%
Total rental revenue	$69,185	$46,467	$22,718	48.9%

•	Non-same store rental revenue and tenant reimbursements, which is a non-GAAP metric, increased due to the acquisition of six operating properties since January 1, 2019.

•
Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019. During the three months ended March 31, 2020, we wrote-off approximately $0.3 million of rental revenue, attributable to one tenant that was experiencing financial difficulties, by accelerating the amortization of one above-market lease intangible asset.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Same store rental expenses	$9,264	$9,128	$136	1.5%
Non-same store rental expenses	156	—	156	100.0%
Legacy REIT I properties rental expenses	2,068	—	2,068	100.0%
General and administrative expenses	3,688	1,403	2,285	162.9%
Asset management fees	5,956	3,494	2,462	70.5%
Depreciation and amortization	27,065	18,246	8,819	48.3%
Total expenses	$48,197	$32,271	$15,926	49.4%

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of six operating properties since January 1, 2019.

•	Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger on October 4, 2019.

•
General and administrative expenses increased primarily due to an increase in administrative costs of managing and operating our real estate properties in connection with our growth, an increase in legal fees, and an increase in transfer agent fees. During the period we were selling shares of common stock pursuant to our Offerings, costs related to our transfer agent were recorded in the condensed consolidated statements of stockholders' equity as other offering costs.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2019 primarily as a result of the REIT Merger.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2019, coupled with the accelerated amortization of one in-place lease intangible asset in the amount of $1.5 million, related to a tenant that was experiencing financial difficulties. During the three months ended March 31, 2019, we accelerated the amortization of one in-place lease intangible asset in the amount of $2.7 million, related to a tenant that was experiencing financial difficulties and whose lease terminated on June 25, 2019.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$5,072	$5,175	$(103)	(2.0)%
Interest on credit facility	9,537	4,197	5,340	127.2%
Amortization of deferred financing costs	946	606	340	56.1%
Cash deposits interest	(91)	(120)	29	(24.2)%
Capitalized interest	(145)	(23)	(122)	530.4%
Total interest and other expense, net	$15,319	$9,835	$5,484	55.8%

•	Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on our credit facility, offset by a decrease in interest rates.
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
Given the present uncertainty surrounding the global economy due to the COVID-19 outbreak, as noted above, some of our properties are operating at reduced capacities and may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at these reduced capacities. Accordingly, in response to the current conditions, we have suspended our SRP until further notice except for repurchases due to death, and to secure our liquidity position and provide financial flexibility, we have drawn $75.0 million on our credit facility. We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, repayments of outstanding debt or distributions to our stockholders.
In addition, we are continuing to monitor the outbreak of COVID-19 and its impact on our tenants and the healthcare industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. However, if the outbreak continues for an extended period of time, such impacts could grow and become material. To the extent that our tenants continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this Quarterly Report on Form 10-Q, this could materially disrupt our business operations.
Capital Expenditures
We will require approximately $40.5 million in expenditures for capital improvements over the next 12 months, of which $28.7 million relates to two development projects we anticipate to complete in December 2020 and February 2021, respectively. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2020, we had $4.3 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2020, we had approximately $150.5 million in cash and cash equivalents. For the three months ended March 31, 2020, we paid capital expenditures of $5.4 million that primarily related to one data center property and three healthcare properties.

Credit Facility
As of March 31, 2020, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the KeyBank Credit Facility can be increased to $1,000,000,000 any time before April 27, 2021.
As of March 31, 2020, the maximum commitment available under our senior unsecured term loan with KeyBank National Association as Administrative Agent for the lenders, or the Term Loan, was $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
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
During the three months ended March 31, 2020, we drew $95,000,000 on our credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 3—"Acquisitions") and to fund share repurchases, and $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak.
As of March 31, 2020, we had a total pool availability under our credit facility of $1,129,545,000 and an aggregate outstanding principal balance of $1,003,000,000; therefore, $126,545,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of March 31, 2020.
Cash Flows
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
(in thousands)	2020	2019	Change	% Change
Net cash provided by operating activities	$29,934	$19,947	$9,987	50.1%
Net cash used in investing activities	$10,491	$1,179	$9,312	789.8%
Net cash provided by (used in) financing activities	$62,217	$(12,954)	$75,171	580.3%
Operating Activities

•
Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of 66 operating properties, inclusive of 60 properties acquired in the REIT Merger, since January 1, 2019, offset by rent not being collected from two tenants, the leases with which were terminated during 2019, coupled with the interest expense paid related to the increase in borrowings on our credit facility.

Investing Activities

•
Net cash used in investing activities increased primarily due to a real estate acquisition and an increase in capital projects, which include two development properties, during the three months ended March 31, 2020.

Financing Activities

•
Net cash provided by financing activities increased primarily due to an increase in proceeds from our credit facility that were used to fund share repurchases, a property acquisition and to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak, offset by an increase in repurchases of common stock and an increase in cash distributions paid to our stockholders primarily related to an increase in our number of stockholders as a result of the REIT Merger.

Distributions to Stockholders
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
We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash - common stockholders	$18,890		$10,813
Distributions reinvested (shares issued)	7,731		10,385
Total distributions	$26,621		$21,198
Source of distributions:
Cash flows provided by operations (1)	$18,890	71%	$10,813	51%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	7,731	29%	10,385	49%
Total sources	$26,621	100%	$21,198	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of March 31, 2020, were approximately $9.1 million for common stockholders. These distributions were paid on April 1, 2020.
For the three months ended March 31, 2020, we declared and paid distributions of approximately $26.6 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the three months ended March 31, 2020 of approximately $32.7 million.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2020, see Note 16—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of March 31, 2020, we had approximately $1,459.6 million of principal debt outstanding, of which $456.6 million related to notes payable and $1,003.0 million related to our credit facility. See Note 9—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2020, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,172	$77,609	$29,939	$110,561	$219,281
Interest payments—fixed rate debt	9,470	14,704	10,791	10,233	45,198
Principal payments—variable rate debt fixed through interest rate swap agreements	3,107	234,187	400,000	—	637,294
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	33,390	44,491	10,828	—	88,709
Principal payments—variable rate debt	—	203,000	400,000	—	603,000
Interest payments—variable rate debt (2)	22,478	38,399	24,903	—	85,780
Capital expenditures	40,543	2,853	3,446	4,363	51,205
Ground lease payments	1,633	3,269	3,337	136,297	144,536
Total	$111,793	$618,512	$883,244	$261,454	$1,875,003

(1)	We used the fixed rates under our interest rate swap agreements as of March 31, 2020, to calculate the debt payment obligations in future periods.

(2)	We used London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of March 31, 2020, to calculate the debt payment obligations in future periods.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements.
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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, along with the net of right-of-use assets - operating leases and operating lease liabilities, resulting from above- and below- market ground leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment). The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2020 and 2019 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$5,669	$4,361
Adjustments:
Depreciation and amortization (1)	27,065	18,246
FFO attributable to common stockholders	$32,734	$22,607
Adjustments:
Amortization of intangible assets and liabilities (2)	(417)	(1,076)
Reduction in the carrying amount of right-of-use assets - operating leases, net	234	113
Straight-line rent (3)	(5,500)	(2,674)
MFFO attributable to common stockholders	$27,051	$18,970
Weighted average common shares outstanding - basic	221,540,890	136,179,343
Weighted average common shares outstanding - diluted	221,570,975	136,204,843
Net income per common share - basic	$0.03	$0.03
Net income per common share - diluted	$0.03	$0.03
FFO per common share - basic	$0.15	$0.17
FFO per common share - diluted	$0.15	$0.17

(1)
During the three months ended March 31, 2020 and 2019, we wrote off in-place lease intangible assets in the amounts of approximately $1.5 million and $2.7 million, respectively, by accelerating the amortization of the acquired intangible assets.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the three months ended March 31, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $0.3 million, by accelerating the amortization of the acquired intangible asset.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three months ended March 31, 2019, we wrote off approximately $0.5 million of straight-line rent. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
As of March 31, 2020, we had 18 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $637.3 million that are indexed to LIBOR. In addition, as of March 31, 2020, we had $603.0 million principal variable rate debt outstanding that is indexed to LIBOR. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our 18 interest rate swap agreements and variable rate debt is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
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
The following table summarizes our principal debt outstanding as of March 31, 2020 (amounts in thousands):

March 31, 2020
Notes payable:
Fixed rate notes payable	$219,281
Variable rate notes payable fixed through interest rate swaps	237,294
Total notes payable	456,575
Credit facility:
Variable rate revolving line of credit	203,000
Variable rate term loan fixed through interest rate swaps	400,000
Variable rate term loans	400,000
Total credit facility	1,003,000
Total principal debt outstanding (1)	$1,459,575

(1)	As of March 31, 2020, the weighted average interest rate on our total debt outstanding was 4.0%.
As of March 31, 2020, $603.0 million of the $1,459.6 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.7% per annum. As of March 31, 2020, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $3.0 million per year.
As of March 31, 2020, we had 18 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $637.3 million. As of March 31, 2020, the aggregate settlement liability value was $26.2 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2020, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $17.7 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2020 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 15—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020, except as noted below.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2020, our cash flows provided by operations of approximately $29.9 million covered 100% of our distributions paid (total distributions were approximately $26.6 million, of which $18.9 million was cash and $7.7 million was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
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
As of March 31, 2020, we owned 153 properties, located in 67 MSAs, and two µSAs, two of which accounted for 10.0% or more of our revenue for the three months ended March 31, 2020. Properties located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.0% and 10.3%, respectively, of our rental revenue for the three months ended March 31, 2020. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of March 31, 2020, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the three months ended March 31, 2020. The leases with tenants under common control of the guarantor Post Acute Medical, LLC accounted for 10.1% of rental revenue for the three months ended March 31, 2020.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the three months ended March 31, 2020, approximately 16.6% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 17.9% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 65.5% of our total rental revenue was derived from tenants that were not rated. Approximately 17.9% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the three months ended March 31, 2020, and subsequent, through the day of this Quarterly Report on Form 10-Q, certain of our tenants experienced a deterioration in their creditworthiness due to number of factors, including but not limited to COVID-19, however, none of these tenants are material to the Company’s overall portfolio.
It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent third-party valuation expert will calculate estimates of the market value of our principal real estate and real estate-related assets, and our board of directors will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent third-party valuation expert. Our board of directors is ultimately responsible for determining the Estimated Per Share NAV. Since our board of directors will determine our Estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent Estimated Per Share NAV. As a result, the published Estimated Per Share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the Estimated Per Share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our Estimated Per Share NAV, as determined by our board of directors. Any resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and purchasers of our common stock, depending on whether our published Estimated Per Share NAV for such class is overstated or understated. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. The extent to which our business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus, which we cannot accurately predict. Any long-term impact of this situation, even after an economic rebound, remains unclear. These risks are not reflected in our current Estimated Per Share NAV.
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
In addition, in the United States, the recently adopted Coronavirus Aid, Relief, and Economic Security (CARES) Act includes $100 billion intended to provide an influx of money to hospitals and other health care entities responding to the COVID-19 pandemic. Similar legislative initiatives have been adopted or are pending in other jurisdictions where we own healthcare properties. However, receipt of these government funds is subject to a detailed application and approval process and it is too soon to accurately predict how and when these government funds will flow to our tenant operators (if at all) and the effect these funds may have in offsetting the cash flow disruptions experienced by our tenant operators. If one or more of our tenant operators are unable to pay amounts due in a timely manner, we may be required to restructure the tenants’ obligations and may not always be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect amounts owed or enforce remedies for the failure to pay. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property and have limited ability to renew existing leases or sign new leases at projected rents.
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
The number of tenants that requested rent deferrals to date as a result of the COVID-19 outbreak, relative to the overall portfolio, is a minor share, and we anticipate a relatively short duration of these unprecedented circumstances. We currently have cash and available liquidity of approximately $270 million, which equates to almost two times annual operating expenses and annual debt service based on our annualized 2019 fourth quarter results. Furthermore, we are confident in our ability to enforce our contractual lease rights when and where appropriate to ensure that tenants who can pay rent, do pay rent.  However, if tenants default on their rent and vacate, the ability to re-lease the space is likely to be more difficult if the economic slowdown continues, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests.
We urge you to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 10, 2020, we granted an aggregate of 9,660 shares of restricted Class A common stock under our Amended and Restated 2014 Restricted Share Plan to our four independent directors. Each independent director received 2,415 shares of restricted Class A common stock.
The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended March 31, 2020.
Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, if ever, our SRP, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our SRP.
Holding Period. Generally, a stockholder must have beneficially held its Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our SRP. A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares owned for repurchase.
a. Former Carter Validus Mission Critical REIT, Inc. Stockholders. For purposes of determining whether any former Carter Validus Mission Critical REIT, Inc., or CVREIT, stockholder qualifies for participation under our SRP, former CVREIT stockholders will receive full credit for the time they held CVREIT common stock prior to the consummation of our merger with CVREIT.
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
c. Death of a Stockholder. Subject to the conditions and limitations described within the SRP, we may repurchase shares held for less than one year upon the death of a stockholder who is a natural person, including shares held by such stockholder through an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the stockholder or the recipient of the shares through bequest or inheritance within 18 months from the date of death. If spouses are joint registered holders of the shares, the request to repurchase the shares may be made only if both registered holders die. The waiver of the one-year holding period will not apply to a stockholder that is not a natural person, such as a trust, partnership, corporation or other similar entity.
d. Qualifying Disability. Subject to the conditions and limitations described within the SRP, we will repurchase shares held for less than one year requested by a stockholder who is a natural person, including shares of our common stock held by such stockholder through an IRA or other retirement or profit-sharing plan, with a “Qualifying Disability” as defined within the SRP, after receiving written notice from such stockholder within 18 months from the date of the qualifying disability, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder. The waiver of the one-year holding period will not apply to a stockholder that is not a natural person, such as a trust, partnership, corporation, or similar entity.
e. Involuntary Exigent Circumstance. Our board of directors may, in its sole discretion, waive the one-year holding period requirement for stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy.
Purchase Price. The purchase price for shares repurchased under our SRP will be 100% of the most recent estimated NAV per share of the Class A common stock, Class I common stock, Class T common stock or Class T2 common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will adjust the estimated NAV per share of each our classes of common stock if we have made one or more special distributions to stockholders. Our board of directors will determine, in its sole discretion, which distributions, if any, constitute a special distribution.
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
b. Quarterly Share Limitations. We limit the number of shares repurchased each quarter pursuant to our SRP as follows (subject to the DRIP Funding Limitation (as defined below)):

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
c.    DRIP Funding Limitations. We intend to fund our SRP with proceeds we received during the prior year ended December 31 from the sale of shares pursuant to the DRIP. We will limit the amount of DRIP proceeds used to fund share repurchases in each quarter to 25% of the amount of DRIP proceeds received during the previous calendar year, or the DRIP Funding Limitation; provided, however, that if we do not reach the DRIP Funding Limitation in any particular quarter, we will apply the remaining DRIP proceeds to the next quarter Repurchase Date and continue to adjust the quarterly limitations as necessary in order to use all of the available DRIP proceeds for a calendar year, if needed. We cannot guarantee that DRIP proceeds will be sufficient to accommodate all requests made each quarter. Our board of directors may, in its sole discretion, reserve other operating funds to fund the SRP, but is not required to reserve such funds.
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
During the three months ended March 31, 2020, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 2020	1,409,714	$8.65	—	$—
February 2020	—	$—	—	$—
March 2020	9,643	$8.65	—	$—
Total	1,419,357		—
During the three months ended March 31, 2020, we repurchased approximately $12,277,000 of Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
Partial Suspension of the SRP
On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which is expected to be July 30, 2020. However, we will continue to process repurchases due to death in accordance with the terms of our SRP. We will announce any updates concerning our SRP in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when we fully reopen our SRP, unless a stockholder withdraws the request for repurchase 15 days prior to the next announced repurchase date.
Proration of Shares Repurchased in Second Quarter
On May 1, 2020, we determined that we reached the DRIP Funding Limitation for the 2020 second quarter Repurchase Date. Consequently, all repurchase requests will not be fully processed for such repurchase date. Therefore, properly submitted repurchase requests that we received by March 31, 2020, were repurchased in accordance with the SRP as follows (unless they were below the SRP’s account minimum threshold of $2,000, in which case they were repurchased in full): (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrated, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests. Repurchases of shares we received during the prorated period within categories (i) and (ii) above were repurchased in full. There were no repurchases of shares we received within category (iii) above. Repurchase of shares we received within category (iv) above were repurchased based on a proration of approximately 8.25% of the shares made in the requests. All outstanding repurchase requests will automatically roll over to be considered for repurchase when we fully reopen our SRP, unless a stockholder or his or her estate, heir or beneficiary, as applicable, withdraws a repurchase request in whole or in part at any time up to 15 days prior to the next announced Repurchase Date.

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

4.7
Description of Capital Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 27, 2020, and incorporated herein by reference).

10.1
Amended and Restated 2014 Restricted Share Plan (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

10.2	Restricted Stock Award Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 27, 2020, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: May 12, 2020	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)