Form 10-Q
period 2020-06-30
Carter Validus Mission Critical REIT II, Inc.
filed 2020-08-12
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 7, 2020, there were approximately 166,053,000 shares of Class A common stock, 12,542,000 shares of Class I common stock, 39,205,000 shares of Class T common stock and 3,457,000 shares of Class T2 common stock of Carter Validus Mission Critical REIT II, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Real estate:
Land	$338,340	$343,444
Buildings and improvements, less accumulated depreciation of $162,790 and $128,304, respectively	2,372,309	2,422,102
Construction in progress	12,762	2,916
Total real estate, net	2,723,411	2,768,462
Cash and cash equivalents	74,782	69,342
Acquired intangible assets, less accumulated amortization of $80,977 and $64,164, respectively	264,357	285,459
Right-of-use assets - operating leases	29,154	29,537
Notes receivable, net	31,419	2,700
Other assets, net	95,255	84,034
Total assets	$3,218,378	$3,239,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,040 and $2,500, respectively	$453,562	$454,845
Credit facility, net of deferred financing costs of $6,560 and $7,385, respectively	931,440	900,615
Accounts payable due to affiliates	8,149	9,759
Accounts payable and other liabilities	65,773	45,354
Acquired intangible liabilities, less accumulated amortization of $15,089 and $12,332, respectively	56,781	59,538
Operating lease liabilities	31,103	31,004
Total liabilities	1,546,808	1,501,115
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 233,203,373 and 231,416,123 shares issued, respectively; 220,865,308 and 221,912,714 shares outstanding, respectively	2,209	2,219
Additional paid-in capital	1,972,886	1,981,848
Accumulated distributions in excess of earnings	(277,349)	(240,946)
Accumulated other comprehensive loss	(26,178)	(4,704)
Total stockholders’ equity	1,671,568	1,738,417
Noncontrolling interests	2	2
Total equity	1,671,570	1,738,419
Total liabilities and stockholders’ equity	$3,218,378	$3,239,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Rental revenue	$68,875	$46,937	$138,060	$93,404
Expenses:
Rental expenses	10,922	10,142	22,410	19,270
General and administrative expenses	4,099	1,535	7,787	2,938
Asset management fees	5,969	3,493	11,925	6,987
Depreciation and amortization	25,294	15,610	52,359	33,856
Total expenses	46,284	30,780	94,481	63,051
Gain on real estate disposition	2,703	—	2,703	—
Income from operations	25,294	16,157	46,282	30,353
Interest and other expense, net	14,199	9,893	29,518	19,728
Net income attributable to common stockholders	$11,095	$6,264	$16,764	$10,625
Other comprehensive loss:
Unrealized loss on interest rate swaps, net	$(1,140)	$(7,552)	$(21,474)	$(11,163)
Other comprehensive loss	(1,140)	(7,552)	(21,474)	(11,163)
Comprehensive income (loss) attributable to common stockholders	$9,955	$(1,288)	$(4,710)	$(538)
Weighted average number of common shares outstanding:
Basic	220,992,009	136,135,710	221,285,475	136,157,406
Diluted	221,029,409	136,161,037	221,319,218	136,182,819
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.05	$0.08	$0.08
Diluted	$0.05	$0.05	$0.08	$0.08
Distributions declared per common share	$0.12	$0.16	$0.24	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, March 31, 2020	221,387,100	$2,214	$1,977,360	$(261,872)	$(25,038)	$1,692,664	$2	$1,692,666
Issuance of common stock under the distribution reinvestment plan	891,257	9	7,702	—	—	7,711	—	7,711
Vesting of restricted stock	2,250	—	30	—	—	30	—	30
Distribution and servicing fees	—	—	26	—	—	26	—	26
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Repurchase of common stock	(1,415,299)	(14)	(12,230)	—	—	(12,244)	—	(12,244)
Distributions to common stockholders	—	—	—	(26,572)	—	(26,572)	—	(26,572)
Other comprehensive loss	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Net income	—	—	—	11,095	—	11,095	—	11,095
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	1,785,000	18	15,424	—		15,442	—	15,442
Vesting of restricted stock	2,250	—	57	—		57	—	57
Distribution and servicing fees	—	—	59	—		59	—	59
Other offering costs	—	—	(9)	—		(9)	—	(9)
Repurchase of common stock	(2,834,656)	(28)	(24,493)	—		(24,521)	—	(24,521)
Distributions to common stockholders	—	—	—	(53,167)		(53,167)	—	(53,167)
Other comprehensive loss	—	—	—	—	(21,474)	(21,474)	—	(21,474)
Net income	—	—	—	16,764		16,764	—	16,764
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, March 31, 2019	136,428,375	$1,364	$1,192,062	$(169,359)	$2,592	$1,026,659	$2	$1,026,661
Issuance of common stock under the distribution reinvestment plan	1,133,525	11	10,470	—	—	10,481	—	10,481
Vesting of restricted stock	2,250	—	23	—	—	23	—	23
Distribution and servicing fees	—	—	42	—	—	42	—	42
Other offering costs	—	—	(284)	—	—	(284)	—	(284)
Repurchase of common stock	(1,165,436)	(11)	(10,769)	—	—	(10,780)	—	(10,780)
Distributions to common stockholders	—	—	—	(21,420)	—	(21,420)	—	(21,420)
Other comprehensive loss	—	—	—	—	(7,552)	(7,552)	—	(7,552)
Net income	—	—	—	6,264	—	6,264	—	6,264
Balance, June 30, 2019	136,398,714	$1,364	$1,191,544	$(184,515)	$(4,960)	$1,003,433	$2	$1,003,435

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	2,255,937	23	20,843	—	—	20,866	—	20,866
Vesting of restricted stock	2,250	—	46	—	—	46	—	46
Distribution and servicing fees	—	—	94	—	—	94	—	94
Other offering costs	—	—	(289)	—	—	(289)	—	(289)
Repurchase of common stock	(2,325,715)	(23)	(21,490)	—	—	(21,513)	—	(21,513)
Distributions to common stockholders	—	—	—	(42,616)	—	(42,616)	—	(42,616)
Other comprehensive loss	—	—	—	—	(11,163)	(11,163)	—	(11,163)
Net income	—	—	—	10,625	—	10,625	—	10,625
Balance, June 30, 2019	136,398,714	$1,364	$1,191,544	$(184,515)	$(4,960)	$1,003,433	$2	$1,003,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to common stockholders	$16,764	$10,625
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	52,359	33,856
Amortization of deferred financing costs	1,893	1,229
Amortization of above-market leases	1,500	311
Amortization of below-market leases	(2,757)	(2,464)
Amortization of origination fee	26	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	467	224
Gain on real estate disposition	(2,703)	—
Straight-line rent	(10,911)	(5,656)
Stock-based compensation	57	46
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(543)	(358)
Accounts payable due to affiliates	21	(205)
Other assets	(433)	963
Net cash provided by operating activities	55,740	38,571
Cash flows from investing activities:
Investment in real estate	(5,030)	—
Proceeds from real estate disposition	6,129	—
Capital expenditures	(13,610)	(6,169)
Payments of deal costs	(126)	(857)
Real estate deposit	100	(10)
Net cash used in investing activities	(12,537)	(7,036)
Cash flows from financing activities:
Payments on notes payable	(1,743)	(717)
Proceeds from credit facility	95,000	15,000
Payments on credit facility	(65,000)	—
Payments of deferred financing costs	(32)	(1,465)
Repurchase of common stock	(24,521)	(21,513)
Offering costs on issuance of common stock	(1,608)	(1,886)
Distributions to common stockholders	(38,065)	(21,993)
Net cash used in financing activities	(35,969)	(32,574)
Net change in cash, cash equivalents and restricted cash	7,234	(1,039)
Cash, cash equivalents and restricted cash - Beginning of period	80,230	79,527
Cash, cash equivalents and restricted cash - End of period	$87,464	$78,488
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $281 and $56, respectively	$29,083	$18,907
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$15,442	$20,866
Accrued capital expenditures	$885	$—
Accrued deal costs	$—	$322
Origination of note receivable related to real estate disposition	$28,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. During the six months ended June 30, 2020, the Company sold one real estate property. See Note 3—"Acquisitions and Dispositions" for additional information. As of June 30, 2020, the Company owned 152 real estate properties.
The Company raised the equity capital for its real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and the Company has offered shares pursuant to its distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017.
On October 4, 2019, the Company completed its merger, or the REIT Merger, with Carter Validus Mission Critical REIT, Inc., or REIT I, pursuant to which REIT I merged with and into Lightning Merger Sub, LLC, a wholly owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of REIT I ceased. The combined company after the REIT Merger retained the name “Carter Validus Mission Critical REIT II, Inc.”
On July 28, 2020, the Company and the Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, intended to provide for the internalization of the Company’s external management functions, or the Internalization Transaction. The Internalization Transaction is expected to close on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement.
On July 28, 2020, John E. Carter agreed, pursuant to the Purchase Agreement and as a closing condition therein, to resign from the Company’s board of directors at and upon the closing of the Internalization Transaction. In addition, on July 28, 2020, pursuant to the Purchase Agreement, Mr. Carter resigned as the Chairman of the board of directors, effective immediately. On July 28, 2020, the board of directors elected Jonathan Kuchin, a current independent director of the board of directors and the Chairman of the Audit Committee, as Chairman of the board of directors, effective immediately.
Further, on July 28, 2020, CV Manager, LLC, or Manager Sub, in its post-closing capacity as the Company’s indirect subsidiary, the Company and the Operating Partnership entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, which set forth the terms and conditions of Mr. Seton’s and Ms. Neely’s service as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements will be effective at and upon the closing of the Internalization Transaction.
For more information regarding the proposed Internalization Transaction, see Note 17—"Subsequent Events."
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT II, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted cash held in escrow and restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 8—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning of period:
Cash and cash equivalents	69,342	68,360
Restricted cash	10,888	11,167
Cash, cash equivalents and restricted cash	$80,230	$79,527

End of period:
Cash and cash equivalents	74,782	66,049
Restricted cash	12,682	12,439
Cash, cash equivalents and restricted cash	$87,464	$78,488
Notes Receivable
Notes receivable are recorded at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The Company defers notes receivable origination costs and fees and amortizes them as an adjustment of yield over the term of the related note receivable. Amortization of the notes receivable origination costs and fees are recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss).
During the six months ended June 30, 2020, in connection with the sale of a healthcare property, a wholly-owned subsidiary of the Company issued a note receivable in the principal amount of $28,000,000. See Note 7—"Notes Receivable, Net" for further discussion.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable. See "Recently Adopted Accounting Pronouncements- Measurement of Credit Losses on Financial Instruments" section below for further discussion.
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows and their eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset group, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
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
Impairment of Real Estate
During the three and six months ended June 30, 2020 and 2019, no impairment losses were recorded on real estate assets.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended June 30, 2020 and 2019, the Company did not record impairment of acquired intangible assets or acquired intangible liabilities.
During the six months ended June 30, 2020, the Company recognized impairments of an in-place lease intangible asset in the amount of approximately $1,484,000 and an above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets related to a healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020. During the six months ended June 30, 2019, the Company recognized an impairment of an in-place lease intangible asset in the amount of approximately $2,658,000, by accelerating the amortization of an acquired intangible asset related to a healthcare tenant of the Company that was experiencing financial difficulties and for which the associated lease terminated on June 25, 2019.
Concentration of Credit Risk and Significant Leases
As of June 30, 2020, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of June 30, 2020, the Company owned real estate investments in two micropolitan statistical areas and 67 metropolitan statistical areas, or MSAs, two MSAs of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.6% and 10.3%, respectively, of rental revenue for the six months ended June 30, 2020.
As of June 30, 2020, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the six months ended June 30, 2020. The leases with tenants under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the six months ended June 30, 2020.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations, the SRP is available to any stockholder as a potential means of interim liquidity. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
The Company generally honors valid repurchase requests approximately 30 days following the end of the applicable quarter. The Company reached the DRIP funding limitation, and was not able to fully accommodate all repurchase requests for the second quarter repurchase date of 2020, which was April 30, 2020. See Part II, Item 2. "Unregistered Sales of Equity Securities" for further information for the second quarter repurchase date of 2020.
On April 30, 2020, due to the uncertainty surrounding the ongoing coronavirus, or COVID-19, pandemic and any impact it may have on the Company, the Company's board of directors decided to temporarily suspend share repurchases under the SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date of 2020, which was July 30, 2020. However, the Company will continue to process repurchases due to death in accordance with the terms of its SRP. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's SRP.
During the six months ended June 30, 2020, the Company repurchased 2,834,656 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,197,452 Class A shares, 395,334 Class I shares, 238,206 Class T shares and 3,664 Class T2 shares) for an aggregate purchase price of approximately $24,521,000 (an average of $8.65 per share). During the six months ended June 30, 2019, the Company repurchased 2,325,715 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,749,624 Class A shares, 188,680 Class I shares, 382,012 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $21,513,000 (an average of $9.25 per share).
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
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. During the three and six months ended June 30, 2020, diluted earnings per share reflected the effect of approximately 37,000 and 34,000 of non-vested shares of restricted common stock that were outstanding as of each period, respectively. During the three and six months ended June 30, 2019, diluted earnings per share reflected the effect of approximately 25,000 of non-vested shares of restricted common stock that were outstanding as of each period.
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of June 30, 2020 and December 31, 2019, the Company operated through two reportable business segments— real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reportable segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments at fair value as assets and liabilities on its condensed consolidated balance sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive income (loss) during such period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive loss in the condensed consolidated statements of comprehensive income (loss) and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 14—"Derivative Instruments and Hedging Activities."
Recently Adopted Accounting Pronouncements
Leases—Rent Concessions
The ongoing COVID-19 pandemic has forced the temporary closure, changes to the operating hours or other temporary changes to the business of certain healthcare and data center tenants of the Company. In response, some tenants are seeking rent concessions, including decreased rent and rent deferrals for COVID-19 affected periods. To provide operational clarity, on April 8, 2020, the Financial Accounting Standards Board, or FASB, issued practical expedients to the lease modification guidance in ASC 842, Leases, in the context of the COVID-19 crisis for leases where the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects. Entities may choose to forgo the evaluation of the enforceable rights and obligations of the original lease agreements in accordance with ASC 842, Leases. An entity may elect to account for rent concessions either:

•	as if they are part of the enforceable rights and obligations of the parties under the existing lease contracts; or

•	as a lease modification.
As a lessor, for leases impacted by COVID-19, the Company elected to account for any rent concessions as if they were part of the enforceable rights and obligations under the existing lease. During the three months ended June 30, 2020, the Company granted rent deferrals to a certain number of tenants impacted by COVID-19 with immaterial impact to the Company's condensed consolidated financial statements and no impact on the collectability of tenant receivables over their respective term of the lease. During the six months ended June 30, 2020, the Company entered into 29 rent concessions and lease modifications impacted by COVID-19 and collected approximately 97% of rental revenue originally contracted for such period.
As a lessee, the Company did not elect the practical expedient and will apply the lease modification guidance in accordance with ASC 842, Leases, if changes to ground lease agreements occur. The Company had not modified any of its ground lease agreements as of June 30, 2020.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, among other financial instruments. The new model for estimated credit losses is applicable to the Company's notes receivable. Other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the estimated credit loss model have some amount of credit loss reserve. The reserve is to reflect the GAAP principal underlying the estimated credit loss model that all loans, debt securities, and similar assets have an inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The standard does not apply to receivables arising from operating leases, which are within the scope of ASC 842, Leases. The adoption of ASU 2016-13 did not have any impact to the Company’s consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through, December 31, 2022, as reference rate reform activities occur. During the six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.
Note 3—Acquisitions and Dispositions
2020 Acquisition
During the six months ended June 30, 2020, the Company purchased one real estate property, or the 2020 Acquisition, which was determined to be an asset acquisition. Upon the completion of the 2020 Acquisition, the Company allocated the purchase price of the real estate property to acquired tangible assets, consisting of land and buildings and improvements and acquired intangible assets, consisting of an in-place lease, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2020 Acquisition during the six months ended June 30, 2020:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Grimes Healthcare Facility	2/19/2020	100%	$5,030
The following table summarizes the Company's purchase price allocation of the 2020 Acquisition during the six months ended June 30, 2020 (amounts in thousands):

Total
Land	$831
Buildings and improvements	3,690
In-place lease	509
Total assets acquired	$5,030
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $205,000 related to the 2020 Acquisition, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. During the six months ended June 30, 2020, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2020 Acquisition during such period.
2020 Disposition and Origination of Note Receivable
On May 28, 2020, the Company sold one healthcare property, the San Antonio Healthcare Facility II, for an aggregate sale price of $35,000,000, which generated net proceeds of $6,129,000, or the 2020 Disposition. The Company recognized an aggregate gain on sale of $2,703,000, in gain on real estate disposition in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020. The sale price of $35,000,000 consisted of $7,000,000 cash and a $28,000,000 investment in note receivable. See Note 7—"Notes Receivable, Net" for additional information.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2020	December 31, 2019
In-place leases, net of accumulated amortization of $77,942 and $62,252, respectively (with a weighted average remaining life of 9.9 years and 10.4 years, respectively)	$247,829	$266,856
Above-market leases, net of accumulated amortization of $3,035 and $1,912, respectively (with a weighted average remaining life of 9.7 years and 10.5 years, respectively)	16,528	18,603
	$264,357	$285,459
The aggregate weighted average remaining life of the acquired intangible assets was 9.9 years and 10.4 years as of June 30, 2020 and December 31, 2019, respectively.
Amortization of the acquired intangible assets was $8,254,000 and $5,100,000 for the three months ended June 30, 2020 and 2019, respectively. Amortization of the acquired intangible assets was $18,801,000 and $12,895,000 for the six months ended June 30, 2020 and 2019, respectively. Of the $18,801,000 recorded for the six months ended June 30, 2020, $1,828,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset and one above-market lease intangible asset. Of the $12,895,000 recorded for the six months ended June 30, 2019, $2,658,000 was attributable to accelerated amortization due to the impairment of an in-place lease intangible asset. Amortization of the in-place leases is included in depreciation and amortization and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2020	December 31, 2019
Below-market leases, net of accumulated amortization of $15,089 and $12,332, respectively (with a weighted average remaining life of 15.6 years and 16.1 years, respectively)	$56,781	$59,538
Amortization of the below-market leases was $1,371,000 and $1,232,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,757,000 and $2,464,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of June 30, 2020, including optional renewal periods, for the six months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2020	$110,167
2021	228,670
2022	233,625
2023	233,547
2024	229,008
Thereafter	1,619,684
Total (1)	$2,654,701

(1)
The total future rent amount of $2,654,701,000 includes approximately $47,642,000 in rent to be received in connection with two leases executed as of December 31, 2019, at two development properties with estimated lease start dates of December 1, 2020 and March 1, 2021.

Lessee
Rental Expense
The Company has 17 ground leases, for which four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 50.1 years and 50.7 years as of June 30, 2020 and December 31, 2019, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying ground lease. As a result, the IBRs ranged between 5.0% and 6.6%.
The future rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases, as of June 30, 2020, for the six months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2020	$817
2021	1,634
2022	1,634
2023	1,638
2024	1,687
Thereafter	136,719
Total undiscounted rental payments	144,129
Less imputed interest	(113,026)
Total operating lease liabilities	$31,103

Note 7—Notes Receivable, Net
As of June 30, 2020, the Company had two notes receivable outstanding in the amount of $31,419,000 secured by real estate properties.
The following summarizes the notes receivable balances as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	Interest Rate (1)	Maturity Date
Note receivable	$2,700	$2,700	6.0%	11/05/2020
Note receivable	28,719	—	7.0%	06/01/2022
Total notes receivable	$31,419	$2,700

(1)	As of June 30, 2020.
As described in Note 3—"Acquisitions and Dispositions", in connection with the sale of the San Antonio Healthcare Facility II on May 28, 2020, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable is secured by a first mortgage lien on San Antonio Healthcare Facility II and matures on June 1, 2022, or the Maturity Date. The interest rate of the note receivable is 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments are interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest can be prepaid at any time without penalty or charge. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000.
During the three and six months June 30, 2020, the Company recognized $185,000 of interest income on notes receivable, offset by amortization of loan origination fee in the amount of $26,000, which were recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). As of June 30, 2020, the Company had unamortized loan origination fee in the amount of $534,000, which was recorded in notes receivable, net, in the accompanying condensed consolidated balance sheets.
Expected Credit Losses
As of June 30, 2020, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and the other the Company does not expect to incur a loss because it is secured by collateral that the Company believes has sufficient value to cover the note receivable in the event of a default by the borrower. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the three and six months ended June 30, 2020, because the Company believes that the collateral for these loans was sufficient to cover its investment.
Note 8—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $6,272 and $5,696, respectively	$2,050	$2,623
Leasing commissions, net of accumulated amortization of $422 and $240, respectively	11,125	10,288
Restricted cash	12,682	10,888
Tenant receivables	6,365	6,116
Straight-line rent receivable, net	59,437	48,526
Accounts receivable due from affiliates	21	—
Prepaid and other assets	3,575	4,709
Derivative assets	—	884
	$95,255	$84,034

Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$12,247	$11,448
Accrued interest expense	4,318	5,185
Accrued property taxes	4,479	3,537
Distributions payable to stockholders	8,753	9,093
Tenant deposits	1,014	1,500
Deferred rental income	8,784	9,003
Derivative liabilities	26,178	5,588
	$65,773	$45,354
Note 10—Notes Payable and Credit Facility
The Company's debt outstanding as of June 30, 2020 and December 31, 2019, consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Notes payable:
Fixed rate notes payable	$218,997	$219,567
Variable rate notes payable fixed through interest rate swaps	236,605	237,778
Total notes payable, principal amount outstanding	455,602	457,345
Unamortized deferred financing costs related to notes payable	(2,040)	(2,500)
Total notes payable, net of deferred financing costs	453,562	454,845
Credit facility:
Variable rate revolving line of credit	138,000	108,000
Variable rate term loan fixed through interest rate swaps	400,000	250,000
Variable rate term loans	400,000	550,000
Total credit facility, principal amount outstanding	938,000	908,000
Unamortized deferred financing costs related to the term loan credit facility	(6,560)	(7,385)
Total credit facility, net of deferred financing costs	931,440	900,615
Total debt outstanding	$1,385,002	$1,355,460
Significant debt activity during the six months ended June 30, 2020 and subsequent, excluding scheduled principal payments, includes:

•
During the six months ended June 30, 2020, the Company drew $95,000,000 on its credit facility, $20,000,000 of which was related to the 2020 Acquisition (discussed in Note 3—"Acquisitions and Dispositions") and the funding of share repurchases, and $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 pandemic. During the six months ended June 30, 2020, the Company repaid $65,000,000 on its credit facility.

•
During the six months ended June 30, 2020, three interest rate swap agreements, which the Company entered into in December 2019, with an effective date of January 1, 2020, effectively fixed LIBOR related to $150,000,000 of the term loans of the credit facility.

•
During the six months ended June 30, 2020, the Company entered into two interest rate swap agreements, with an effective date of July 1, 2020, which will effectively fix LIBOR related to $100,000,000 of the term loans of the credit facility.

•
For the quarter ended June 30, 2020, the Company was not in compliance with one of its mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic and has not missed any rental payments. The lenders waived compliance with the covenant through June 30, 2020. Consequently, as of June 30, 2020, the Company was in compliance with all covenants in the loan agreement. The mortgage note payable balance was approximately $30,812,000 as of June 30, 2020, and the Company is in discussion with its lenders to amend the loan agreement for this covenant. In the event the Company is not in compliance with the covenants in future periods and is unable to obtain a waiver, the lenders may choose to pursue remedies under the loan agreements, which could include, at the lenders' discretion, declaring the loan to be immediately due and payable, among other remedies.

•	On July 10, 2020, the Company amended its credit facility. See Note 17—"Subsequent Events" for information.
The principal payments due on the notes payable and credit facility as of June 30, 2020, for the six months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2020	$2,181
2021	146,026
2022	304,209
2023	282,710
2024	547,360
Thereafter	111,116
$1,393,602
Note 11—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services.
On July 28, 2020, the Company and the Operating Partnership entered into the Purchase Agreement, which is intended to provide for the internalization of the Company’s external management functions. The Internalization Transaction is expected to close on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement. See further discussion in Note 17—"Subsequent Events."
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid SC Distributors, LLC, an affiliate of the Advisor that served as the dealer manager of the Offerings, or the Dealer Manager, selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in the Initial Offering (primary Offering only) and the Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as a reduction to equity as incurred.
Acquisition Fees and Expenses
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to loans and similar assets (including without limitation mezzanine loans). In addition, the Company reimburses the Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. Since the Company's formation through June 30, 2020, the Company reimbursed the Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, in the accompanying condensed consolidated balance sheets.
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
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, the Company pays Carter Validus Real Estate Management Services II, LLC, a wholly-owned subsidiary of the Sponsor, or the Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay such third parties customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Leasing Commission Fees
The Company pays the Property Manager a separate fee in connection with leasing properties to new tenants or renewals or expansions of existing leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area and which is typically less than $1,000. Leasing commission fees are capitalized in other assets, net, in the accompanying condensed consolidated balance sheets and amortized over the terms of the related leases.
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
Disposition Fees
The Company pays its Advisor, or its affiliates, if the Advisor or its affiliate provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price or one-half of the total brokerage commission paid if a third party broker is also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission.
Special Limited Partner Interest of Advisor
The Advisor, as the special limited partner of the Operating Partnership, may be entitled to: (i) certain cash distributions upon the disposition of certain of the Operating Partnership’s assets; or (ii) a one-time payment in the form of cash, shares or promissory note or a combination of the forms of payment in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of the Company’s shares of common stock on a national stock exchange or certain events that result in the termination or non-renewal of the advisory agreement. The Advisor would only become entitled to the compensation after stockholders have, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual return on such invested capital. No such compensation has been paid to the Advisor to date.
The Advisor's special limited partnership interest in the Operating Partnership will be redeemed and cancelled at and upon the closing of the Internalization Transaction (as defined and discussed further in Note 17—"Subsequent Events.") and the Advisor will not be entitled to any compensation as a special limited partner of the Operating Partnership.

The following table details amounts incurred in connection with the Company's related-party transactions as described above for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

		Incurred
		Three Months Ended June 30,		Six Months Ended June 30,
Fee	Entity	2020	2019	2020	2019
Distribution and servicing fees(1)	SC Distributors, LLC	$(26)	$(42)	$(59)	$(94)
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	—	—	97	—
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	5,969	3,493	11,925	6,987
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,792	1,228	3,588	2,437
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,386	1,750	2,664	2,480
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	244	95	483	98
Construction management fees	Carter Validus Real Estate Management Services II, LLC	162	35	338	164
Disposition fees	Carter Validus Advisors II, LLC and its affiliates	350	—	350	—
Loan origination fees	Carter Validus Advisors II, LLC and its affiliates	560	—	560	—
Total		$10,437	$6,559	$19,946	$12,072

(1)	Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock for the three and six months ended June 30, 2020 and June 30, 2019.
The following table details amounts payable to affiliates in connection with the Company's related-party transactions as described above as of June 30, 2020 and December 31, 2019 (amounts in thousands):

		Payable
		June 30, 2020	December 31, 2019
Fee	Entity
Distribution and servicing fees	SC Distributors, LLC	$4,591	$6,210
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	1,991	2,100
Property management fees	Carter Validus Real Estate Management Services II, LLC	528	433
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	479	518
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	373	299
Construction management fees	Carter Validus Real Estate Management Services II, LLC	187	199
Total		$8,149	$9,759
Additionally, as of June 30, 2020, the Company recorded $21,000 due from Carter Validus Advisors II, LLC for a representations and warranties insurance policy in connection with the Internalization Transaction, the cost of which is shared with the Advisor and was paid by the Company. The receivable due from Carter Validus Advisors II, LLC was recorded in other assets, net, in the accompanying condensed consolidated balance sheets.
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
The Company evaluates performance based on the net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees, gain on real estate disposition and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, notes receivable and deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility not attributable to individual properties.
Summary information for the reportable segments during the three and six months ended June 30, 2020 and 2019 is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2020
Revenue:
Rental revenue	$27,144	$41,731	$68,875
Expenses:
Rental expenses	(7,027)	(3,895)	(10,922)
Segment net operating income	$20,117	$37,836	57,953

Expenses:
General and administrative expenses			(4,099)
Asset management fees			(5,969)
Depreciation and amortization			(25,294)
Gain on real estate disposition			2,703
Income from operations			25,294
Interest and other expense, net			(14,199)
Net income attributable to common stockholders			$11,095

	Data Centers	Healthcare	Three Months Ended June 30, 2019
Revenue:
Rental revenue	$27,838	$19,099	$46,937
Expenses:
Rental expenses	(8,137)	(2,005)	(10,142)
Segment net operating income	$19,701	$17,094	36,795

Expenses:
General and administrative expenses			(1,535)
Asset management fees			(3,493)
Depreciation and amortization			(15,610)
Income from operations			16,157
Interest and other expense, net			(9,893)
Net income attributable to common stockholders			$6,264

	Data Centers	Healthcare	Six Months Ended June 30, 2020
Revenue:
Rental revenue	$54,903	$83,157	$138,060
Expenses:
Rental expenses	(14,176)	(8,234)	(22,410)
Segment net operating income	$40,727	$74,923	115,650

Expenses:
General and administrative expenses			(7,787)
Asset management fees			(11,925)
Depreciation and amortization			(52,359)
Gain on real estate disposition			2,703
Income from operations			46,282
Interest and other expense, net			(29,518)
Net income attributable to common stockholders			$16,764

	Data Centers	Healthcare	Six Months Ended June 30, 2019
Revenue:
Rental revenue	$54,515	$38,889	$93,404
Expenses:
Rental expenses	(15,102)	(4,168)	(19,270)
Segment net operating income	$39,413	$34,721	74,134

Expenses:
General and administrative expenses			(2,938)
Asset management fees			(6,987)
Depreciation and amortization			(33,856)
Income from operations			30,353
Interest and other expense, net			(19,728)
Net income attributable to common stockholders			$10,625
There were no intersegment sales or transfers during the three and six months ended June 30, 2020 and 2019.
Assets by each reportable segment as of June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	June 30, 2020	December 31, 2019
Assets by segment:
Data centers	$975,230	$989,953
Healthcare	2,142,284	2,184,450
All other	100,864	65,131
Total assets	$3,218,378	$3,239,534

Capital additions, acquisitions and dispositions, on a cash basis, by reportable segments for the six months ended June 30, 2020 and 2019 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Capital additions by segment:
Data centers	$3,450	$6,019
Healthcare	10,160	150
Total	13,610	6,169
Acquisitions by segment:
Healthcare	5,030	—
Total	5,030	—
Proceeds from Dispositions by segment:
Healthcare	(6,129)	—
Total	(6,129)	—
Net cash outflows from capital additions, acquisitions and dispositions	$12,511	$6,169
Note 13—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $233,833,000 and $222,816,000 as of June 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $218,997,000 and $219,567,000 as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $243,136,000 and $238,555,000 as of June 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $236,605,000 and $237,778,000 as of June 30, 2020 and December 31, 2019, respectively.
Credit facility—Variable Rate—The outstanding principal of the credit facility—variable rate was $538,000,000 and $658,000,000, which approximated its fair value as of June 30, 2020 and December 31, 2019, respectively. The fair value of the Company's variable rate credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $419,760,000 and $251,907,000 as of June 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $400,000,000 and $250,000,000 as of June 30, 2020 and December 31, 2019, respectively.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $30,700,000 and $2,700,000 approximated the fair value as of June 30, 2020 and December 31, 2019, respectively. The fair value was determined based on its respective collateral and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 14—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$26,178	$—	$26,178
Total liabilities at fair value	$—	$26,178	$—	$26,178

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$884	$—	$884
Total assets at fair value	$—	$884	$—	$884
Liabilities:
Derivative liabilities	$—	$5,588	$—	$5,588
Total liabilities at fair value	$—	$5,588	$—	$5,588
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $10,113,000 will be reclassified from accumulated other comprehensive loss as an increase to interest and other expense, net.
See Note 13—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2020				December 31, 2019
				Outstanding Notional Amount		Fair Value of		Outstanding Notional Amount	Fair Value of
						Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	07/01/2016 to 07/01/2020	12/22/2020 to 12/31/2024	$736,605	(1)	$—	$(26,178)	$637,778	$884	$(5,588)

(1)
Outstanding notional amount includes two interest rate swap agreements the Company entered into during the six months ended June 30, 2020, with an effective date of July 1, 2020, which will effectively fix LIBOR related to $100,000,000 of the term loans of the credit facility.

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive loss in the accompanying condensed consolidated statements of comprehensive income (loss).
The table below summarizes the amount of loss recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Total Amount of Interest and Other Expense, Net Presented in Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2020
Interest rate swaps	$(3,261)	Interest and other expense, net	$(2,121)	$14,199
Total	$(3,261)		$(2,121)
Three Months Ended June 30, 2019
Interest rate swaps	$(6,846)	Interest and other expense, net	$706	$9,893
Total	$(6,846)		$706
Six Months Ended June 30, 2020
Interest rate swaps	$(23,854)	Interest and other expense, net	$(2,380)	$29,518
Total	$(23,854)		$(2,380)
Six Months Ended June 30, 2019
Interest rate swaps	$(9,801)	Interest and other expense, net	$1,362	$19,728
Total	$(9,801)		$1,362
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2020, the fair value of derivatives in a net liability position was $28,024,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of June 30, 2020, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2020 and December 31, 2019 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$884	$—	$884	$(5)	$—	$879

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2020	$26,178	$—	$26,178	$—	$—	$26,178
December 31, 2019	$5,588	$—	$5,588	$(5)	$—	$5,583
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 15—Accumulated Other Comprehensive (Loss) Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the six months ended June 30, 2020 and 2019 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(23,854)
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,380
Other comprehensive loss	(21,474)
Balance as of June 30, 2020	$(26,178)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(9,801)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,362)
Other comprehensive loss	(11,163)
Balance as of June 30, 2019	$(4,960)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the six months ended June 30, 2020 and 2019 (amounts in thousands):

Details about Accumulated Other Comprehensive (Loss) Income Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended June 30,
	2020	2019
Interest rate swap contracts	$2,380	$(1,362)	Interest and other expense, net
Note 16—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2020, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 17—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on July 1, 2020, for the period from June 1, 2020 through June 30, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
July 1, 2020	Class A	$5,258	$1,542	$6,800
July 1, 2020	Class I	306	206	512
July 1, 2020	Class T	648	676	1,324
July 1, 2020	Class T2	53	64	117
		$6,265	$2,488	$8,753
The following table summarizes the Company's distributions paid to stockholders on August 3, 2020, for the period from July 1, 2020 through July 31, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
August 3, 2020	Class A	$5,442	$1,592	$7,034
August 3, 2020	Class I	314	216	530
August 3, 2020	Class T	680	691	1,371
August 3, 2020	Class T2	55	66	121
		$6,491	$2,565	$9,056
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to June 30, 2020:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
July 22, 2020	Class A	$0.001366120	$0.50
July 22, 2020	Class I	$0.001366120	$0.50
July 22, 2020	Class T	$0.001129781	$0.41
July 22, 2020	Class T2	$0.001129781	$0.41

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on August 1, 2020 and ending on August 31, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in August 2020 will be paid in September 2020. The distributions will be payable to stockholders from legally available funds therefor.
Internalization Transaction
On July 28, 2020, the Company and the Operating Partnership entered into the Purchase Agreement, which is intended to provide for the internalization of the Company’s external management functions. The Purchase Agreement was entered into with the Advisor and various affiliates of the Advisor, or the Seller Parties, and Manager Sub.
The Internalization Transaction is expected to close on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement. A special committee comprised entirely of independent and disinterested members of the Company’s board of directors, negotiated the Internalization Transaction and, after consultation with its independent legal and financial advisors, determined that the Internalization Transaction is advisable, fair and reasonable to and in the best interests of the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties, and recommended that the board of directors authorize and approve the Internalization Transaction. Upon the recommendation from the special committee, the board of directors unanimously authorized and approved the Internalization Transaction. Approval by the Company’s stockholders is not required under Maryland law or the Company's governing documents for the execution of the Purchase Agreement or the consummation of the Internalization Transaction.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization Transaction, or the Closing, the Sellers will assign or cause to be assigned to Manager Sub all of the assets necessary to operate the business of the Company and its subsidiaries, or the Business, and will delegate all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement. Immediately thereafter, under the Purchase Agreement, the Operating Partnership will (i) acquire 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) cause the redemption of the Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price will be paid as follows, subject to certain acceleration provisions: (i) $25,000,000 will be paid at the Closing, (ii) $7,500,000 will be due and payable on March 31, 2021, and (iii)$7,500,000 will be due and payable on March 31, 2022. The Closing is expected to occur on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, the Company entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely shall serve from and after the Closing as Chief Executive Officer and Chief Financial Officer of the Company, respectively.
The consummation of the Internalization Transaction is also subject to customary closing conditions, including receipt of certain third party consents and the absence of certain legal impediments to the consummation of the Internalization Transaction. Additionally, the Company shall have paid to the Sellers all accrued, earned and unpaid (a) asset management fees, disposition fees and reimbursable expenses pursuant to the Purchase Agreement and (b) monthly property management and leasing fees, each net of costs and expenses charged to the Company for such period, at and from Effective Date through (but not including) the Closing date.
In general, in the event the Closing fails to occur by September 30, 2020, the Purchase Price would be reduced by any fees and reimbursable expenses earned and accrued under the Advisory Agreement and various property management agreements with the Property Manager and its affiliates from October 1, 2020 through (but not including) the Closing date, net of all costs and expenses charged to the Company for such period.
The parties have made certain customary representations, warranties and covenants in the Purchase Agreement as well as indemnification obligations of each of the parties.
For more information regarding the International Transaction, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020.
Future Resignation of John E. Carter from Board of Directors
On July 28, 2020, John E. Carter agreed, pursuant to the Purchase Agreement and as a closing condition therein, to resign as a director of the Company's board of directors at and upon the Closing.
In addition, on July 28, 2020, pursuant to the Purchase Agreement, Mr. Carter resigned as the Chairman of the Company’s board of directors, effective immediately. On July 28, 2020, the Company’s board of directors elected Jonathan Kuchin, a current independent director of the board of directors and the Chairman of the Audit Committee, as Chairman of the Company’s board of directors, effective immediately.

Employment Agreements
Further, on July 28, 2020, Manager Sub, in its post-Closing capacity as the Company’s indirect subsidiary, the Company and the Operating Partnership entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, which set forth the terms and conditions of Mr. Seton’s and Ms. Neely’s service as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements will be effective at and upon the Closing.
Amendments to Credit Facility Agreements
On July 10, 2020, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association, or KeyBank, and the other lenders listed as lenders in the Company’s credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under the Company’s credit facility.  In particular, the second amendments (i) modify the calculation of Adjusted Net Operating Income, or ANOI, such that beginning with the second quarter of 2020 and continuing thereafter, ANOI will be calculated using a trailing 12 month accrual method, rather than a trailing six month annualized cash-based approach, and waives a rent coverage ratio requirement with respect to certain healthcare pool properties beginning with the quarter ended June 30, 2020 through and including the quarter ending June 30, 2021, and (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events.
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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from the Company’s expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. One of the most significant factors, however, is the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Additional factors include the failure to receive, on a timely basis or otherwise, any required approvals of third parties in connection with the proposed Internalization Transaction; the risk that a condition to closing of the proposed Internalization Transaction may not be satisfied; the ability of the Company to transition to an internally operated company on an efficient basis without interruption or excess cost or expense; the ongoing costs to operate the Company on an internalized basis which, if higher than anticipated, could reduce the potential cost savings sought in the Internalization Transaction; the Company's ability to consummate the proposed Internalization Transaction and other factors, including those described under the section entitled Item 1A. “Risk Factors” of Part I our 2019 Annual Report on Form 10-K and subsequent quarterly reports.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
We raised the equity capital for our real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017. As of June 30, 2020, we had accepted investors’ subscriptions for and issued approximately 149,492,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,452,557,000, before share repurchases of $111,990,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,587,000.
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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2020, we had purchased 153 properties, inclusive of 60 properties acquired in the REIT Merger, or Legacy REIT I properties, comprising of approximately 8,717,000 of rentable square feet for an aggregate purchase price of approximately $3,135.9 million. Since inception through June 30, 2020, we sold one Legacy REIT I healthcare property and a portion of another healthcare property, comprising of approximately 92,000 rentable square feet, for an aggregate sale price of $38.1 million and generated net proceeds of $9.0 million. The sales occurred during the second quarter of 2020 and the fourth quarter of 2019, respectively.
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
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus and the disease it causes, or COVID-19, as a global health pandemic, which continues to spread throughout the United States. As a result, the global markets and economies have experienced a significant amount of volatility.
The global outbreak of COVID-19 has forced the temporary closure, changes to the operating hours or other temporary changes to the business of certain healthcare and data center tenants of the Company. In response, some of our tenants are seeking rent concessions, including decreased rent or rent deferrals for COVID-19 affected periods. We have been in discussions with our tenants and granted rent deferrals to an insignificant number of tenants impacted by COVID-19, relative to the overall portfolio. At this time, we anticipate a relatively short duration of the decreased rent and rent deferral repayments with no impact on the collectability of tenant receivables over their respective term of the lease. During the six months ended June 30, 2020, we entered into 29 rent concessions and lease modifications impacted by COVID-19 and collected approximately 97% of rental revenue originally contracted for such period.
On July 10, 2020, we entered into second amendments to our credit agreement and term loan agreement due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under our credit facility. See further discussion in Note 17—"Subsequent Events."
As noted above, we have no paid employees and we rely on our Advisor to provide substantially all of our services. Our Advisor’s personnel has successfully transitioned to a remote work environment with the ability to maintain our operations, financial reporting and internal and disclosure controls and procedures. If the global pandemic continues for an extended period of time, we do not anticipate that the remote work environment will have a material impact on our internal control over financial reporting.
Additionally, due to the uncertainty surrounding COVID-19 and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our share repurchase program, or SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we will continue to process repurchases due to death in accordance with the terms of our share repurchase program. See "Liquidity and Capital Resources".
The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. However, as a result of the many uncertainties surrounding the COVID-19 pandemic, we are unable to predict the impact that it ultimately will have on our business and results of operations.
Internalization Transaction
On July 28, 2020, we and the Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, which is intended to provide for the internalization of our external management functions, or the Internalization Transaction. The Purchase Agreement was entered into with the Advisor and various affiliates of the Advisor, or the Sellers, and CV Manager, LLC, a newly formed Delaware limited liability company, or Manager Sub.
The Internalization Transaction is expected to close on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement. A special committee comprised entirely of independent and disinterested members of our board of directors, negotiated the Internalization Transaction and, after consultation with its independent legal and financial advisors, determined that the Internalization Transaction is advisable, fair and reasonable to and in our best interests and on terms and conditions no less favorable to us than those available from unaffiliated third parties, and recommended that our board of directors authorize and approve the Internalization Transaction. Upon the recommendation from the special committee, our board of directors unanimously authorized and approved the Internalization Transaction. Approval by our stockholders is not required under Maryland law or our governing documents for the execution of the Purchase Agreement or the consummation of the Internalization Transaction.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization, or the Closing, the Sellers will assign or cause to be assigned to Manager Sub all of the assets necessary to operate the business of the Company and its subsidiaries, or the Business, and will delegate all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement. Immediately thereafter, under the Purchase Agreement, the Operating Partnership will (i) acquire 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) cause the redemption of the Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price will be paid as follows, subject to certain acceleration provisions: (i) $25,000,000 will be paid at the Closing, (ii) $7,500,000 will be due and payable on March 31, 2021, and (iii) $7,500,000 will be due and payable on March 31, 2022. The Closing is expected to occur on September 30, 2020, subject to the satisfaction or waiver of certain conditions in the Purchase Agreement.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, we entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely shall serve from and after the Closing as our Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements will be effective at and upon the Closing.
The consummation of the Internalization Transaction is also subject to certain closing conditions, including receipt of certain third party consents and the absence of certain legal impediments to the consummation of the Internalization Transaction.
The parties have made certain customary representations, warranties and covenants in the Purchase Agreement, including regarding organization and good standing, power and authority, capitalization and ownership, financial statements and liabilities, litigation, compliance with laws, operations, absence of changes, taxes, material contracts, employee matters, real properties, intellectual property, and affiliated transactions. The Purchase Agreement also contains indemnification obligations of each of the parties.
For more information regarding the Internalization Transaction, see our Current Report on Form 8-K filed with the SEC on July 29, 2020.
Future Resignation of John E. Carter from Board of Directors
On July 28, 2020, John E. Carter agreed, pursuant to the Purchase Agreement and as a closing condition therein, to resign as a director of our board of directors at and upon the Closing.
In addition, on July 28, 2020, pursuant to the Purchase Agreement, Mr. Carter resigned as the Chairman of our board of directors, effective immediately. On July 28, 2020, our board of directors elected Jonathan Kuchin, a current independent director of the board of directors and the Chairman of the Audit Committee, as Chairman of our board of directors, effective immediately.
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
Segment Reporting
We report our financial performance based on two reportable segments—commercial real estate investments in data centers and healthcare. See Note 12—"Segment Reporting" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our two reportable segments.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2019 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q. However, due to the ongoing COVID-19 pandemic in the U.S. and globally, our tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2020 and 2019:

	June 30,
	2020	2019
Number of operating real estate properties (1)	150	85
Leased square feet	8,084,000	5,631,000
Weighted average percentage of rentable square feet leased	94%	97%

(1)	As of June 30, 2020, we owned 152 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating real estate properties acquired	—	—	1	—
Operating real estate properties disposed	1	—	1	—
Aggregate purchase price of operating real estate properties acquired	$—	$—	$5,030,000	$—
Net book value of properties disposed	$31,982,000	$—	$31,982,000	$—
Leased square feet of operating real estate property additions	—	—	15,000	—
Leased square feet of operating real estate property dispositions	82,000	—	82,000	—
This section describes and compares our results of operations for the three and six months ended June 30, 2020 and 2019. We generate almost all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development. Legacy REIT I property activities represent amounts recorded since the REIT Merger.
By evaluating the revenue and expenses of our same store and Legacy REIT I properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table represents the breakdown of the three months ended 2020 total rental revenue, as presented prior to the adoption of ASC 842, Leases, and compares with 2019 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate the Company’s performance.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Same store rental revenue	$40,692	$40,827	$(135)	(0.3)%
Non-same store rental revenue	1,496	—	1,496	100.0%
Legacy REIT I properties rental revenue	19,472	—	19,472	100.0%
Same store tenant reimbursements	5,478	6,027	(549)	(9.1)%
Non-same store tenant reimbursements	9	—	9	100.0%
Legacy REIT I properties tenant reimbursements	1,728	—	1,728	100.0%
Other operating income	—	83	(83)	(100.0)%
Total rental revenue	$68,875	$46,937	$21,938	46.7%

•	Same store rental revenue decreased primarily due to rent not being collected from two tenants, the leases with which were terminated during 2019.

•
Same store tenant reimbursements decreased primarily due to decrease in real estate taxes at a data center property as a result of a successful tax appeal, coupled with two lease terminations during 2019.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of six operating properties since April 1, 2019.

•
Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019. During the three months ended June 30, 2020, we sold one Legacy REIT I property.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Same store rental expenses	$9,069	$10,142	$(1,073)	(10.6)%
Non-same store rental expenses	157	—	157	100.0%
Legacy REIT I properties rental expenses	1,696	—	1,696	100.0%
General and administrative expenses	4,099	1,535	2,564	167.0%
Asset management fees	5,969	3,493	2,476	70.9%
Depreciation and amortization	25,294	15,610	9,684	62.0%
Total expenses	$46,284	$30,780	$15,504	50.4%
Gain on real estate disposition	$2,703	$—	$2,703	100.0%

•
Same store rental expenses decreased primarily due to two lease terminations at one healthcare property during 2019, coupled with a decrease in real estate taxes at a data center property as a result of a successful tax appeal.

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of six operating properties since April 1, 2019.

•	Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger on October 4, 2019. During the three months ended June 30, 2020, we sold one Legacy REIT I property.

•
General and administrative expenses increased primarily due to an increase in administrative costs of managing and operating our real estate properties in connection with our growth, an increase in legal fees in connection with the Internalization Transaction and an increase in transfer agent fees related to an increase in our number of stockholders as a result of the REIT Merger.

•	Asset management fees increased due to an increase in our real estate properties since April 1, 2019 primarily as a result of the REIT Merger.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since April 1, 2019, as a result of the REIT Merger and property acquisitions.

•	Gain on real estate disposition increased due to the sale of one Legacy REIT I property.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$5,091	$5,218	$(127)	(2.4)%
Interest on credit facility	8,516	4,218	4,298	101.9%
Amortization of deferred financing costs	947	623	324	52.0%
Notes receivable interest income	(185)	—	(185)	100.0%
Amortization of origination fees	26	—	26	100.0%
Cash deposits interest	(60)	(133)	73	(54.9)%
Capitalized interest	(136)	(33)	(103)	312.1%
Total interest and other expense, net	$14,199	$9,893	$4,306	43.5%

•	Interest on credit facility increased due to an increase from the weighted average outstanding principal balance on our credit facility, offset by a decrease in LIBOR interest rates.

•	Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable during the three months ended June 30, 2020.

•	Capitalized interest increased as a result of an increase in capital projects, which include two development properties acquired in December 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table represents the breakdown of the six months ended 2020 total rental revenue, as presented prior to the adoption of ASC 842, Leases, and compares with 2019 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate the Company’s performance.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Same store rental revenue	$81,752	$81,508	$244	0.3%
Non-same store rental revenue	2,943	—	2,943	100.0%
Legacy REIT I properties rental revenue	39,498	—	39,498	100.0%
Same store tenant reimbursements	11,381	11,716	(335)	(2.9)%
Non-same store tenant reimbursements	16	—	16	100.0%
Legacy REIT I properties tenant reimbursements	2,460	—	2,460	100.0%
Other operating income	10	180	(170)	(94.4)%
Total rental revenue	$138,060	$93,404	$44,656	47.8%

•
Same store tenant reimbursements decreased primarily due to decrease in real estate taxes at a data center property as a result of a successful tax appeal, coupled with two lease terminations during 2019.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of six operating properties since January 1, 2019.

•
Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019. During the six months ended June 30, 2020, we wrote-off approximately $0.3 million of rental revenue, attributable to one tenant that was experiencing financial difficulties and vacated the property on June 19, 2020, by accelerating the amortization of one above-market lease intangible asset. During the six months ended June 30, 2020, we sold one Legacy REIT I property.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Same store rental expenses	$18,333	$19,270	$(937)	(4.9)%
Non-same store rental expenses	313	—	313	100.0%
Legacy REIT I properties rental expenses	3,764	—	3,764	100.0%
General and administrative expenses	7,787	2,938	4,849	165.0%
Asset management fees	11,925	6,987	4,938	70.7%
Depreciation and amortization	52,359	33,856	18,503	54.7%
Total expenses	$94,481	$63,051	$31,430	49.8%
Gain on real estate disposition	$2,703	$—	$2,703	100.0%

•
Same store rental expenses decreased primarily due to two lease terminations at one healthcare property during 2019, coupled with a decrease in real estate taxes at a data center property as a result of a successful tax appeal.

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of six operating properties since January 1, 2019.

•	Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger on October 4, 2019. During the three months ended June 30, 2020, we sold one Legacy REIT I property.

•
General and administrative expenses increased primarily due to an increase in administrative costs of managing and operating our real estate properties in connection with our growth, an increase in legal fees in connection with the Internalization Transaction, and an increase in transfer agent fees related to an increase in our number of stockholders as a result of the REIT Merger.

•	Asset management fees increased due to an increase in our real estate properties since January 1, 2019 primarily as a result of the REIT Merger.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2019, as a result of the REIT Merger and property acquisitions, coupled with the accelerated amortization of one in-place lease intangible asset in the amount of $1.5 million, related to a tenant that was experiencing financial difficulties and vacated the property on June 19, 2020. During the six months ended June 30, 2019, we accelerated the amortization of one in-place lease intangible asset in the amount of $2.7 million, related to a tenant that was experiencing financial difficulties and whose lease terminated on June 25, 2019.

•	Gain on real estate disposition increased due to the sale of one Legacy REIT I property.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$10,163	$10,393	$(230)	(2.2)%
Interest on credit facility	18,053	8,415	9,638	114.5%
Amortization of deferred financing costs	1,893	1,229	664	54.0%
Notes receivable interest income	(185)	—	(185)	100.0%
Amortization of origination fees	26	—	26	100.0%
Cash deposits interest	(151)	(253)	102	(40.3)%
Capitalized interest	(281)	(56)	(225)	401.8%
Total interest and other expense, net	$29,518	$19,728	$9,790	49.6%

•	Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on our credit facility, offset by a decrease in LIBOR interest rates.

•	Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable during the six months ended June 30, 2020.

•	Capitalized interest increased as a result of an increase in capital projects, which include two development properties acquired in December 2019.
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
For the quarter ended June 30, 2020, we were not in compliance with one of our mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic and has not missed any rental payments. The lenders waived compliance with the covenant through June 30, 2020. Consequently, as of June 30, 2020, we were in compliance with all covenants in our loan agreement. The mortgage note payable balance was approximately $30,812,000 as of June 30, 2020, and we are in discussion with our lenders to amend the loan agreement for this covenant. In the event we are not in compliance with the covenants in future periods and are unable to obtain a waiver, the lenders may choose to pursue remedies under the loan agreements, which could include, at the lenders' discretion, declaring the loan to be immediately due and payable, among other remedies.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility, as well as secured and unsecured borrowings from banks and other lenders.
Given the present uncertainty surrounding the global economy due to the ongoing COVID-19 pandemic, as noted above, some of our properties are operating at reduced capacities and may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at these reduced capacities. Accordingly, in response to the current conditions, we have suspended our SRP until further notice except for repurchases due to death.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, acquisition related costs, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our credit facility, proceeds from secured or unsecured borrowings from banks or other lenders and funds equal to amounts reinvested in the DRIP.
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
In addition, we continue to monitor the ongoing COVID-19 pandemic and its impact on our tenants and the healthcare and data center industries as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as conditions continue to evolve globally. However, if the pandemic continues for an extended period of time, such impacts could grow and become material. To the extent that our tenants continue to be impacted by the COVID-19 pandemic or by the other risks disclosed in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, our business operations could be materially disrupted.
Capital Expenditures
We will require approximately $31.7 million in expenditures for capital improvements over the next 12 months, of which $25.7 million relates to two development projects we anticipate to complete in November 2020 and February 2021, respectively. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. As of June 30, 2020, we had $4.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2020, we had approximately $74.8 million in cash and cash equivalents. For the six months ended June 30, 2020, we paid capital expenditures of $13.6 million that primarily related to one data center property and four healthcare properties.
Credit Facility
As of June 30, 2020, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the KeyBank Credit Facility can be increased to $1,000,000,000 any time before April 27, 2021.
As of June 30, 2020, the maximum commitment available under our senior unsecured term loan with KeyBank National Association as Administrative Agent for the lenders, or the Term Loan, was $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
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
During the six months ended June 30, 2020, we drew $95,000,000 on our credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 3—"Acquisitions and Dispositions") and to fund share repurchases, and $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak. During the six months ended June 30, 2020, we repaid $65,000,000 on our credit facility.
As of June 30, 2020, we had a total pool availability under our credit facility of $1,129,545,000 and an aggregate outstanding principal balance of $938,000,000; therefore, $191,545,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of June 30, 2020.
Amendments to Credit Facility Agreements
On July 10, 2020, we, our Operating Partnership, certain of our subsidiaries, KeyBank National Association, or KeyBank, and the other lenders listed as lenders in our credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under the our credit facility. See further discussion in Note 17—"Subsequent Events."
Cash Flows
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Net cash provided by operating activities	$55,740	$38,571	$17,169	44.5%
Net cash used in investing activities	$12,537	$7,036	$5,501	78.2%
Net cash used in financing activities	$35,969	$32,574	$3,395	10.4%
Operating Activities

•
Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of 66 operating properties, inclusive of 60 properties acquired in the REIT Merger, since January 1, 2019, one of which was sold on May 28, 2020, offset by rent not being collected from two tenants, the leases with which were terminated during 2019, and the interest expense paid related to the increase in borrowings on our credit facility.

Investing Activities

•
Net cash used in investing activities increased primarily due to a real estate acquisition and an increase in capital projects, which include two development properties, during the six months ended June 30, 2020, offset by proceeds from a real estate disposition.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in repurchases of common stock, an increase in cash distributions paid to our stockholders primarily related to an increase in our number of stockholders as a result of the REIT Merger and a paydown of the credit facility, offset by an increase in proceeds from our credit facility that were used to fund share repurchases and a property acquisition.

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

We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash - common stockholders	$38,065		$21,993
Distributions reinvested (shares issued)	15,442		20,866
Total distributions	$53,507		$42,859
Source of distributions:
Cash flows provided by operations (1)	$38,065	71%	$21,993	51%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	15,442	29%	20,866	49%
Total sources	$53,507	100%	$42,859	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of June 30, 2020, were approximately $8.8 million for common stockholders. These distributions were paid on July 1, 2020.
For the six months ended June 30, 2020, we declared and paid distributions of approximately $53.5 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the six months ended June 30, 2020 of approximately $66.4 million.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2020, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of June 30, 2020, we had approximately $1,393.6 million of principal debt outstanding, of which $455.6 million related to notes payable and $938.0 million related to our credit facility. See Note 10—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2020, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years	Total
Principal payments—fixed rate debt	$1,186	$77,987	$29,813		$110,011	$218,997
Interest payments—fixed rate debt	9,456	13,798	10,446		9,105	42,805
Principal payments—variable rate debt fixed through interest rate swap agreements	3,235	483,370	250,000	(3)	—	736,605
Interest payments—variable rate debt fixed through interest rate swap agreements (1)(3)	29,599	45,062	12,374		—	87,035
Principal payments—variable rate debt	—	168,000	270,000		—	438,000
Interest payments—variable rate debt (2)	10,611	17,201	9,812		—	37,624
Capital expenditures	31,738	3,041	3,614		4,220	42,613
Ground lease payments	1,634	3,269	3,351		135,875	144,129
Total	$87,459	$811,728	$589,410		$259,211	$1,747,808

(1)	We used the fixed rates under our interest rate swap agreements as of June 30, 2020, to calculate the debt payment obligations in future periods.

(2)	We used London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of June 30, 2020, to calculate the debt payment obligations in future periods.

(3)
Amount included two interest rate swap agreements we entered into during the six months ended June 30, 2020, with an effective date of July 1, 2020, which effectively fixed LIBOR related to $100,000,000 of the term loans of the credit facility.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$11,095	$6,264	$16,764	$10,625
Adjustments:
Depreciation and amortization (1)	25,294	15,610	52,359	33,856
Gain on real estate disposition	(2,703)	—	(2,703)	—
FFO attributable to common stockholders	$33,686	$21,874	$66,420	$44,481
Adjustments:
Amortization of intangible assets and liabilities (2)	(840)	(1,077)	(1,257)	(2,153)
Reduction in the carrying amount of right-of-use assets - operating leases, net	233	111	467	224
Straight-line rent (3)	(5,411)	(2,982)	(10,911)	(5,656)
MFFO attributable to common stockholders	$27,668	$17,926	$54,719	$36,896
Weighted average common shares outstanding - basic	220,992,009	136,135,710	221,285,475	136,157,406
Weighted average common shares outstanding - diluted	221,029,409	136,161,037	221,319,218	136,182,819
Net income per common share - basic	$0.05	$0.05	$0.08	$0.08
Net income per common share - diluted	$0.05	$0.05	$0.08	$0.08
FFO per common share - basic	$0.15	$0.16	$0.30	$0.33
FFO per common share - diluted	$0.15	$0.16	$0.30	$0.33

(1)
During the six months ended June 30, 2020 and 2019, we wrote off in-place lease intangible assets in the amounts of approximately $1.5 million and $2.7 million, respectively, by accelerating the amortization of the acquired intangible assets.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the six months ended June 30, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $0.3 million, by accelerating the amortization of the acquired intangible asset.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the six months ended June 30, 2019, we wrote off approximately $0.5 million of straight-line rent. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of June 30, 2020, we had 20 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $736.6 million, inclusive of two interest rate swaps with an aggregate notional amount of $100.0 million and effective dates of July 1, 2020, that are indexed to LIBOR. In addition, as of June 30, 2020, we had $538.0 million principal variable rate debt outstanding that is indexed to LIBOR. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our 20 interest rate swap agreements and variable rate debt is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
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
The following table summarizes our principal debt outstanding as of June 30, 2020 (amounts in thousands):

June 30, 2020
Notes payable:
Fixed rate notes payable	$218,997
Variable rate notes payable fixed through interest rate swaps	236,605
Total notes payable	455,602
Credit facility:
Variable rate revolving line of credit	138,000
Variable rate term loan fixed through interest rate swaps	400,000
Variable rate term loans	400,000
Total credit facility	938,000
Total principal debt outstanding (1)	$1,393,602

(1)	As of June 30, 2020, the weighted average interest rate on our total debt outstanding was 3.5%.
As of June 30, 2020, $538.0 million of the $1,393.6 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.4% per annum. As of June 30, 2020, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $2.7 million per year.

As of June 30, 2020, we had 20 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $736.6 million, inclusive of two interest rate swap agreements with an aggregate notional amount of $100.0 million and effective dates of July 1, 2020. As of June 30, 2020, the aggregate settlement liability value was $28.0 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2020, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $18.2 million. These interest rate swap agreements were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2020 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 16—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020, except as noted below.
The pendency of the Internalization Transaction could adversely affect our business and operations.
Between the date that the Purchase Agreement was executed and the date that the Internalization Transaction is consummated, the attention of our management may be diverted from our day-to-day operations, regardless of whether or not the Internalization Transaction is ultimately consummated. The pendency of the Internalization Transaction could have an adverse impact on our relationships with unaffiliated third parties, which parties may delay or decline entering into agreements with us as a result of the announcement of our entry into the Purchase Agreement. In addition, due to covenants in the Purchase Agreement, we may be unable during the pendency of the Internalization Transaction to pursue certain transactions or pursue certain other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
There can be no certainty that the Internalization Transaction will be consummated and our inability to consummate the Internalization Transaction may materially adversely affect our business, financial condition and results of operations.
Consummation of the Internalization Transaction is subject to the satisfaction or waiver of a number of conditions and receipt of third-party consents.  There can be no guarantee that all of these closing conditions will be satisfied or waived and the Internalization Transaction will be consummated. If the Internalization Transaction is not consummated, we may be subject to a number of material risks that could materially adversely affect our strategy, business, financial condition, and results of operations.
There may be unexpected delays in the consummation of the pending Internalization Transaction.
The consummation of the Internalization Transaction may be delayed by a variety of events, including those that are not within our control. Events that could delay the consummation of the Internalization Transaction include delays and difficulties in satisfying any closing conditions to which the Internalization Transaction is subject. The Purchase Agreement provides that either we or the seller parties may terminate the Purchase Agreement if the Internalization Transaction has not occurred by the date that is six months after July 28, 2020 (which date may be extended by sixty days in the event of a force majeure event).
We may not manage the Internalization Transaction efficiently and effectively or realize its anticipated benefits.
We may not be able to successfully internalize our management in a manner that permits us to realize the anticipated benefits of the Internalization Transaction. We may not be able to retain all of the current employees of our Advisor that we expect will become our employees as a result of the Internalization Transaction. The failure to manage the Internalization Transaction efficiently and effectively, including the failure to smoothly transition services or retain employees, could result in the anticipated benefits of the Internalization Transaction not being realized in the timeframe currently anticipated or at all.
The Internalization Transaction may not be financially beneficial to us and our stockholders and our net income and funds from operations (“FFO”) may decrease as a result of the Internalization Transaction.
There is no assurance that the Internalization Transaction will be financially beneficial to us and our stockholders. If the expenses we assume as a result of the Internalization Transaction are higher than the fees that we have historically paid to the Advisor and its affiliates or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization Transaction and our net income and FFO per share could decrease, which could have a material adverse effect on our business, financial condition, and results of operations.
The Internalization Transaction is expected to be a time-consuming and costly process and the expenses arising from the Internalization Transaction could exceed our current estimates. Further, transactions involving the internalization by a REIT of an external manager affiliated with the REIT’s sponsor have, in some cases, been the subject of litigation. If such litigation arose in connection with the Internalization Transaction, we could be forced to spend significant amounts of money and management resources defending the claims (even if such claims were without merit), which would reduce the amount of funds available for us to invest in properties or other investments or to pay distributions. Additionally, while we will no longer effectively bear the costs of the various fees currently paid to the Advisor and its affiliates following the Internalization Transaction, our expenses following the Internalization Transaction will include the compensation and benefits of our executive officers and employees, as well as overhead currently paid by the Advisor or its affiliates in managing our business and operations. There are no assurances that, following the Internalization Transaction, these employees will be able or incentivized to provide services at the same level or for the same costs as are currently provided to us by the Advisor. There may also be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.
The Internalization Transaction may not be accretive to our stockholders.
The Internalization Transaction may not be accretive to our stockholders. While it is intended that the Internalization Transaction be accretive to our net income and earnings, there can be no assurance that this will be the case, as, among other things, the expenses we assume as a result of the Internalization Transaction may be higher than we anticipate and we may not achieve our anticipated cost savings from the Internalization Transaction. The failure of the Internalization Transaction to be accretive to our stockholders could have a material adverse effect on our business, financial condition and results of operations.
Following the consummation of the Internalization Transaction, we may be exposed to risks to which we have not historically been exposed.
The consummation of the Internalization Transaction will expose us to risks to which we have not historically been exposed. Pursuant to the Purchase Agreement, we will assume certain potential liabilities relating to the assets of the Advisor and its affiliates. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have not accurately estimated the amount of such liabilities. In addition, following the consummation of the Internalization Transaction, we will be subject to the potential liabilities commonly faced by employers, including workers disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of health, retirement, and similar benefit plans for our employees. Finally, there may be other unforeseen costs and expenses associated with operating as an internally managed company.
There is no guarantee that our key employees will remain employed by us for any specified period of time and will not engage in competitive activities if they cease to be employed with or engaged by us.
 The employment agreements with Michael A. Seton and Kay C. Neely, or the Executives, are structured to incentivize the Executives to remain employed by us, will become effective upon the closing of the Internalization Transaction, and will continue in effect until December 31, 2025, unless terminated earlier. However, the departure or the loss of the services of any Executive, or other senior personnel, following the Internalization Transaction could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
 Further, the employment agreements with the Executives contain restrictions on the activities of such Executives, including restrictions on engaging in activities that are deemed competitive to our business. Although we believe these restrictions to be enforceable under current law in the states in which we do business, there can be no guarantee that if an Executive were to breach the restrictions and engage in competitive activities, we would be successful in fully enforcing the restrictions. If an Executive were to terminate his or her employment with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.
The representations, warranties, covenants and indemnities in the Purchase Agreement and related agreements are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.
The representations, warranties, covenants and indemnities in the Purchase Agreement and other agreements related to the Internalization Transaction are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements. These include, without limitation, limitations on liability and materiality qualifiers on certain representations and covenants. We obtained a representations and warranties insurance policy, or R&W Policy, in connection with the Internalization Transaction, which generally comprises our exclusive remedy for breaches of representations and warranties, absent fraud or certain exclusions from the R&W Policy.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2020, our cash flows provided by operations of approximately $55.7 million covered 100% of our distributions paid (total distributions were approximately $53.5 million, of which $38.1 million was cash and $15.4 million was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.

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
As of June 30, 2020, we owned 152 properties, located in 67 MSAs, and two µSAs, two of which accounted for 10.0% or more of our revenue for the six months ended June 30, 2020. Properties located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.6% and 10.3%, respectively, of our rental revenue for the six months ended June 30, 2020. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of June 30, 2020, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the six months ended June 30, 2020. The leases with tenants under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the six months ended June 30, 2020.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the six months ended June 30, 2020, approximately 16.5% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 17.1% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 66.4% of our total rental revenue was derived from tenants that were not rated. Approximately 17.5% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4)

monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the six months ended June 30, 2020, and subsequent, through the day of this Quarterly Report on Form 10-Q, certain of our tenants experienced a deterioration in their creditworthiness due to number of factors, including but not limited to the COVID-19 pandemic, however, none of these tenants are material to our overall portfolio.
Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, thereby reducing our cash flows from operations and amount available for distributions to our stockholders.
The healthcare properties we have acquired or seek to acquire in the future may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities may be owned by governmental agencies and therefore are supported by tax revenues, and others may be owned by non-profit corporations and therefore are supported to a large extent by endowments, charitable contributions and lower cost of capital due to their non-profit nature. Similarly, our tenants may face competition from other healthcare practices in nearby hospitals and other healthcare properties. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the healthcare market, as well as telemedicine, telehealth and mhealth, are disrupting "agents" in the healthcare industry. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues, and, consequently, our distributions to stockholders. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The outbreak of widespread contagious disease, such as Coronavirus, could adversely impact the value of our investments, the ability to meet our capital and operating needs or make cash distributions to our stockholders.
The widespread outbreak of infectious or contagious disease, such as H1N1 influenza (swine flu), avian bird flu, SARS, COVID-19 and Zika virus, could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments.
We also may depend on access to third-party sources to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends on, in part, general market conditions, including conditions that are out of our control, such as the impact of health and safety concerns like the COVID-19 outbreak.
As of the date of this Quarterly Report on Form 10-Q, COVID-19 has affected more than 160 countries and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.
Further, as it relates to our healthcare properties, such a crisis could diminish the public trust in healthcare facilities, especially hospitals or facilities that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our tenants’ facilities. In addition, a flu pandemic or other widespread illness such as COVID-19 could significantly increase the cost burdens faced by our tenants, including if they are required to increase staffing and/or implement quarantines. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions. In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant, operator, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. As a result of the COVID-19 pandemic, our tenants and operators may be subject to increased lawsuits filed by advocacy groups that monitor the quality of care at healthcare facilities or by patients, facility residents or their families. Any litigation brought against our tenants and operators could increase our tenants’ and operators’ costs of business and could directly negatively impact our business.
Further, the financial impact of the COVID-19 pandemic on us and our tenants could negatively impact our future compliance with the financial covenants of our credit facility and other debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. For example, during the quarter ended June 30, 2020, we were not in compliance with one of our mortgage loan agreements as a result of a covenant requiring a healthcare tenant, due to a temporary reduction in its patient volume as a result of the COVID-19 pandemic, to maintain a certain rent coverage ratio. Non-compliance with such covenant was waived by the lenders in this instance; however, in the future, we cannot provide assurances that we will be able to obtain any non-compliance waivers in a timely manner, or on acceptable terms, or at all.
In addition, in the United States, the recently adopted Coronavirus Aid, Relief, and Economic Security (CARES) Act includes $100 billion intended to provide an influx of money to hospitals and other health care entities responding to the COVID-19 pandemic. Similar legislative initiatives have been adopted or are pending in other jurisdictions where we own healthcare properties. However, receipt of these government funds is subject to a detailed application and approval process and it is too soon to accurately predict how and when these government funds will flow to our tenant operators (if at all) and the effect these funds may have in offsetting the cash flow disruptions experienced by our tenant operators. If one or more of our tenant operators are unable to pay amounts due in a timely manner, we may be required to restructure the tenants’ obligations and may not always be able to do so on terms as favorable to us as those currently in place. Legislative initiatives in responsive to the ongoing COVID-19 pandemic could also potentially impact the operators of our data center properties, however, we generally do not view our data center properties to be as vulnerable to the impacts of the COVID-19 pandemic.
Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect amounts owed or enforce remedies for the failure to pay. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property and have limited ability to renew existing leases or sign new leases at projected rents. Further, due to COVID-19, we may experience an increase in re-leasing timelines, potential delays in lease-up of vacant space and the market rates at which such leases will be executed could be impacted.
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
Terrorist attacks, acts of violence or war, civil unrest or public health crises (including the ongoing COVID-19 pandemic) may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of violence or war, civil unrest and public health crises (including the ongoing COVID-19 pandemic) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of war, or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 pandemic) could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The number of tenants that requested rent deferrals to date as a result of the COVID-19 pandemic, relative to the overall portfolio, is a minor share, and we anticipate a relatively short duration of these unprecedented circumstances. As of August 7, 2020, have cash and available liquidity of approximately $264 million, which equates to almost two times annual operating expenses and annual debt service based on our annualized six months ended June 30, 2020 results. Furthermore, we are confident in our ability to enforce our contractual lease rights when and where appropriate to ensure that tenants who can pay rent, do pay rent.  However, if tenants default on their rent and vacate, the ability to re-lease the space is likely to be more difficult if the economic slowdown continues, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2020, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

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

Proration of Shares Repurchased in Second Quarter
We determined that we reached the DRIP Funding Limitation for the 2020 second quarter Repurchase Date. Consequently, all repurchase requests were not fully processed for such repurchase date. Therefore, properly submitted repurchase requests that we received by March 31, 2020, were repurchased in accordance with the SRP as follows (unless they were below the SRP’s account minimum threshold of $2,000, in which case they were repurchased in full): (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrated, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests. Repurchases of shares we received during the prorated period within categories (i) and (ii) above were repurchased in full. There were no repurchases of shares we received within category (iii) above. Repurchase of shares we received within category (iv) above were repurchased based on a proration of approximately 8.25% of the shares made in the requests.
Partial Suspension of the SRP
On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we will continue to process repurchases due to death in accordance with the terms of our SRP. We will announce any updates concerning our SRP in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when we fully reopen our SRP, unless a stockholder withdraws the request for repurchase 15 days prior to the next announced repurchase date.
During the three months ended June 30, 2020, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 2020	1,394,797	$8.65	—	$—
May 2020	—	$—	—	$—
June 2020	20,502	$8.65	—	$—
Total	1,415,299		—
During the three months ended June 30, 2020, we repurchased approximately $12,244,000 of Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.

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

2.4
Membership Interest Purchase Agreement, dated as of July 28, 2020, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, Carter Validus Advisors Holdings II, LLC, Carter Validus Advisors II, LLC, Carter Validus REIT Management Company II, LLC, Carter Validus Real Estate Management Services II, LLC, CV Asset and Property Management Company, LLC, Strategic Capital Management Holdings, LLC, Validus Group Partners, Ltd., John E. Carter, Mario Garcia, Jr., Robert M. Winslow and CV Manager, LLC. (included as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

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

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2020, by and among Carter Validus Mission Critical REIT II, Inc., as Borrower, Carter Validus Operating Partnership II, LP and certain of Carter Validus Mission Critical REIT II, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Fourth Amended and Restated Credit Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 16, 2020, and incorporated herein by reference).

10.2
Second Amendment to Term Loan Agreement, dated July 10, 2020, by and among Carter Validus Mission Critical REIT II, Inc., as Borrower, Carter Validus Operating Partnership II, LP and certain of Carter Validus Mission Critical REIT II, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Term Loan Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No 000-55435) filed on July 16, 2020, and incorporated herein by reference).

10.3
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Michael A. Seton, dated as of July 28, 2020 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

10.4
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Kay C. Neely, dated as of July 28, 2020 (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT II, INC.
(Registrant)

Date: August 12, 2020	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)