Form 10-Q
period 2020-09-30
Sila Realty Trust, Inc.
filed 2020-11-16
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
SILA REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Carter Validus Mission Critical REIT II, Inc.
(Former name, former address or former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 6, 2020, there were approximately 166,290,000 shares of Class A common stock, 12,603,000 shares of Class I common stock, 39,400,000 shares of Class T common stock and 3,467,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Real estate:
Land	$338,340	$343,444
Buildings and improvements, less accumulated depreciation of $180,136 and $128,304, respectively	2,366,225	2,422,102
Construction in progress	19,552	2,916
Total real estate, net	2,724,117	2,768,462
Cash and cash equivalents	75,505	69,342
Acquired intangible assets, less accumulated amortization of $83,168 and $64,164, respectively	254,433	285,459
Goodwill	39,529	—
Right-of-use assets - operating leases	30,168	29,537
Right-of-use assets - finance leases	2,533	—
Notes receivable, net	31,327	2,700
Other assets, net	103,413	84,034
Total assets	$3,261,025	$3,239,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,027 and $2,500, respectively	$452,496	$454,845
Credit facility, net of deferred financing costs of $6,343 and $7,385, respectively	976,657	900,615
Accounts payable due to affiliates	—	9,759
Accounts payable and other liabilities	84,903	45,354
Acquired intangible liabilities, less accumulated amortization of $12,827 and $12,332, respectively	53,657	59,538
Operating lease liabilities	32,214	31,004
Finance lease liabilities	2,854	—
Total liabilities	1,602,781	1,501,115
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 234,091,351 and 231,416,123 shares issued, respectively; 221,528,870 and 221,912,714 shares outstanding, respectively	2,215	2,219
Additional paid-in capital	1,978,604	1,981,848
Accumulated distributions in excess of earnings	(298,981)	(240,946)
Accumulated other comprehensive loss	(23,594)	(4,704)
Total stockholders’ equity	1,658,244	1,738,417
Noncontrolling interests	—	2
Total equity	1,658,244	1,738,419
Total liabilities and stockholders’ equity	$3,261,025	$3,239,534
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Rental revenue	$70,667	$48,063	$208,727	$141,467
Expenses:
Rental expenses	12,068	10,740	34,478	30,010
General and administrative expenses	3,578	2,239	9,960	5,177
Internalization transaction expenses	2,235	—	3,640	—
Asset management fees	5,989	3,540	17,914	10,527
Depreciation and amortization	28,249	16,254	80,608	50,110
Impairment loss on real estate	—	13,000	—	13,000
Total expenses	52,119	45,773	146,600	108,824
Gain on real estate dispositions	—	—	2,703	—
Income from operations	18,548	2,290	64,830	32,643
Interest and other expense, net	13,284	11,920	42,802	31,648
Net income (loss) attributable to common stockholders	$5,264	$(9,630)	$22,028	$995
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$2,584	$(2,123)	$(18,890)	$(13,286)
Other comprehensive income (loss)	2,584	(2,123)	(18,890)	(13,286)
Comprehensive income (loss) attributable to common stockholders	$7,848	$(11,753)	$3,138	$(12,291)
Weighted average number of common shares outstanding:
Basic	221,346,730	137,063,509	221,293,405	136,461,135
Diluted	221,406,461	137,063,509	221,335,874	136,484,303
Net income (loss) per common share attributable to common stockholders:
Basic	$0.02	$(0.07)	$0.10	$0.01
Diluted	$0.02	$(0.07)	$0.10	$0.01
Distributions declared per common share	$0.12	$0.16	$0.36	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570
Issuance of common stock under the distribution reinvestment plan	879,728	9	7,604	—	—	7,613	—	7,613
Vesting of restricted stock	8,250	—	45	—	—	45	—	45
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	6	—	—	6	—	6
Repurchase of common stock	(224,416)	(3)	(1,937)	—	—	(1,940)	—	(1,940)
Distributions to common stockholders	—	—	—	(26,896)	—	(26,896)	—	(26,896)
Other comprehensive income	—	—	—	—	2,584	2,584	—	2,584
Net income	—	—	—	5,264	—	5,264	—	5,264
Balance, September 30, 2020	221,528,870	$2,215	$1,978,604	$(298,981)	$(23,594)	$1,658,244	$—	$1,658,244

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	2,664,728	27	23,028	—		23,055	—	23,055
Vesting of restricted stock	10,500	—	102	—		102	—	102
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	65	—		65	—	65
Other offering costs	—	—	(9)	—		(9)	—	(9)
Repurchase of common stock	(3,059,072)	(31)	(26,430)	—		(26,461)	—	(26,461)
Distributions to common stockholders	—	—	—	(80,063)		(80,063)	—	(80,063)
Other comprehensive loss	—	—	—	—	(18,890)	(18,890)	—	(18,890)
Net income	—	—	—	22,028		22,028	—	22,028
Balance, September 30, 2020	221,528,870	$2,215	$1,978,604	$(298,981)	$(23,594)	$1,658,244	$—	$1,658,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, June 30, 2019	136,398,714	$1,364	$1,191,544	$(184,515)	$(4,960)	$1,003,433	$2	$1,003,435
Issuance of common stock under the distribution reinvestment plan	1,125,174	11	10,398	—	—	10,409	—	10,409
Vesting of restricted stock	7,500	—	18	—	—	18	—	18
Distribution and servicing fees	—	—	5	—	—	5	—	5
Other offering costs	—	—	(188)	—	—	(188)	—	(188)
Repurchase of common stock	(93,045)	(1)	(860)	—	—	(861)	—	(861)
Distributions to common stockholders	—	—	—	(21,798)	—	(21,798)	—	(21,798)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(2,123)	(2,123)	—	(2,123)
Net loss	—	—	—	(9,630)	—	(9,630)	—	(9,630)
Balance, September 30, 2019	137,438,343	$1,374	$1,200,917	$(215,943)	$(7,083)	$979,265	$1	$979,266

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	3,381,111	34	31,241	—	—	31,275	—	31,275
Vesting of restricted stock	9,750	—	64	—	—	64	—	64
Distribution and servicing fees	—	—	99	—	—	99	—	99
Other offering costs	—	—	(477)	—	—	(477)	—	(477)
Repurchase of common stock	(2,418,760)	(24)	(22,350)	—	—	(22,374)	—	(22,374)
Distributions to common stockholders	—	—	—	(64,414)	—	(64,414)	—	(64,414)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(13,286)	(13,286)	—	(13,286)
Net income	—	—	—	995	—	995	—	995
Balance, September 30, 2019	137,438,343	$1,374	$1,200,917	$(215,943)	$(7,083)	$979,265	$1	$979,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to common stockholders	$22,028	$995
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	80,607	50,110
Amortization of deferred financing costs	2,883	1,876
Amortization of above-market leases	1,983	467
Amortization of below-market leases	(6,050)	(3,905)
Amortization of origination fee	96	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	701	365
Reduction in the carrying amount of right-of-use assets - finance lease, net	1	—
Gain on real estate disposition	(2,703)	—
Impairment loss on real estate	—	13,000
Straight-line rent	(16,146)	(8,440)
Stock-based compensation	102	64
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,745	(316)
Accounts payable due to affiliates	(3,350)	(150)
Other assets	(1,293)	(1,526)
Net cash provided by operating activities	80,604	52,540
Cash flows from investing activities:
Investment in real estate	(16,064)	(69,830)
Investment in the Internalization Transaction	(25,000)	—
Proceeds from real estate disposition	6,125	—
Capital expenditures	(21,251)	(6,978)
Payments of deal costs	(126)	(1,016)
Real estate deposit	600	—
Net cash used in investing activities	(55,716)	(77,824)
Cash flows from financing activities:
Payments on notes payable	(2,822)	(1,280)
Proceeds from credit facility	140,000	85,000
Payments on credit facility	(65,000)	—
Payments of deferred financing costs	(622)	(1,385)
Repurchase of common stock	(26,461)	(22,374)
Offering costs on issuance of common stock	(2,384)	(2,825)
Distributions to common stockholders	(57,321)	(33,329)
Distributions to noncontrolling interests	—	(1)
Purchase of noncontrolling interests	(2)	—
Net cash (used in) provided by financing activities	(14,612)	23,806
Net change in cash, cash equivalents and restricted cash	10,276	(1,478)
Cash, cash equivalents and restricted cash - Beginning of period	80,230	79,527
Cash, cash equivalents and restricted cash - End of period	$90,506	$78,049
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $463 and $69, respectively	$42,103	$30,248
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$23,055	$31,275
Credit facility revolving loan to term loan conversion	$—	$30,000
Accrued capital expenditures	$1,186	$—
Accrued deal costs	$13	$1,966
Deferred internalization transaction purchase price	$14,674	$—
Right-of-use assets in exchange for lease liability - operating leases	$1,060	$—
Right-of-use assets in exchange for lease liability - finance lease	$2,854	$—
Origination of note receivable related to real estate disposition	$28,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., formerly known as Carter Validus Mission Critical REIT II, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP f/k/a Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner and, prior to the completion of the Internalization Transaction (as defined herein) on September 30, 2020, Carter Validus Advisors II, LLC, or the Former Advisor, was the special limited partner of the Operating Partnership. As of the closing of the Internalization Transaction, the Company owns directly or indirectly, all of the interests in the Operating Partnership.
Prior to September 30, 2020, the Former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Former Advisor. On July 28, 2020, the Company and the Operating Partnership, entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, to provide for the internalization of the external management functions previously performed for the Company and the Operating Partnership by the Former Advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, the Company closed the Internalization Transaction. Effective September 30, 2020, as a result of the Internalization Transaction, the Former Advisor is no longer affiliated with the Company.
Upon completion of the Internalization, the Company’s current 76 employees, who were previously employed by an affiliate of the Former Advisor, became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company will no longer pay the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement.
In addition, on September 30, 2020, the Operating Partnership redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership in connection with the Internalization Transaction. On September 30, 2020, the Company and Sila REIT, LLC, f/k/a Carter Validus Mission Critical REIT II, LLC, a Maryland limited liability company that is the sole limited partner of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, or the Third A&R LP Agreement, in order to reflect the completion of the Internalization Transaction.
On September 30, 2020, Articles of Amendment changing the Company’s name from “Carter Validus Mission Critical REIT II, Inc.” to “Sila Realty Trust, Inc.” were filed and accepted for record by the State Department of Assessment and Taxation of the State of Maryland, and thereby became effective as part of the Company’s charter.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. During the nine months ended September 30, 2020, the Company acquired two real estate properties and sold one real estate property. See Note 4—"Acquisitions and Dispositions" for additional information. As of September 30, 2020, the Company owned 153 real estate properties.
The Company raised the equity capital for its real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and the Company has offered shares pursuant to its distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017.
Except as the context otherwise requires, the “Company” refers to Sila Realty Trust, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, taxes, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted cash held in escrow and restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 9—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning of period:
Cash and cash equivalents	69,342	68,360
Restricted cash	10,888	11,167
Cash, cash equivalents and restricted cash	$80,230	$79,527

End of period:
Cash and cash equivalents	75,505	67,969
Restricted cash	15,001	10,080
Cash, cash equivalents and restricted cash	$90,506	$78,049
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. During the nine months ended September 30, 2020, the

Company acquired two real estate properties that were determined to be asset acquisitions and closed on the Internalization Transaction that was determined to be a business combination. See Note 3—"Internalization Transaction" and Note 4—"Acquisitions and Dispositions" for additional information. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, and acquired intangible assets and acquired intangible liabilities in the accompanying condensed consolidated balance sheets. Transaction costs associated with the Internalization Transaction are expensed and recorded in internalization transaction expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
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

Impairment of Real Estate
During the three and nine months ended September 30, 2020, no impairment losses were recorded on real estate assets.
During the three and nine months ended September 30, 2019, real estate assets related to one healthcare property were determined to be impaired due to a tenant of the property, which was experiencing financial difficulty, vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. On November 8, 2019, the Company terminated the lease with the second tenant. The aggregate carrying amount of the assets of $40,266,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss).
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended September 30, 2020, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $3,189,000, by accelerating the amortization of the acquired intangible asset related to a tenant in a data center property of the Company that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment. During the nine months ended September 30, 2020, the Company recognized impairments of two in-place lease intangible assets in the amount of approximately $4,673,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets. Of $4,673,000 in-place lease intangible assets written off, $3,189,000 related to the tenant of the data center property discussed above and $1,484,000 related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020.
During the three and nine months ended September 30, 2020, the Company wrote off one below-market lease intangible liability in the amount of approximately $1,974,000, by accelerating the amortization of the acquired intangible liability related to one tenant of the data center property discussed above.
During the three and nine months ended September 30, 2019, the Company recognized impairments of in-place lease intangible assets in the amount of approximately $537,000 and $3,195,000, respectively, by accelerating the amortization of the acquired intangible assets related to two tenants in the healthcare property discussed above.
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
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized when the services are provided and the performance obligations are satisfied.
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

Where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. During the three months ended September 30, 2020 and 2019, the Company recorded $118,000 and $85,000, respectively, as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2020 and 2019, the Company recorded $118,000 and $655,000, respectively, as a reduction rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. The Company's reporting unit represents each individual operating real estate property. Goodwill has an indefinite life and is not amortized. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction. The Company will evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. The Company will evaluate potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. The Company will adopt an annual goodwill testing date during the fourth quarter of 2020. See Note 3—"Internalization Transaction" for details.
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
During the nine months ended September 30, 2020, in connection with the sale of a healthcare property, a wholly-owned subsidiary of the Company issued a note receivable in the principal amount of $28,000,000. See Note 8—"Notes Receivable, Net" for further discussion.
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
Concentration of Credit Risk and Significant Leases
As of September 30, 2020, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of September 30, 2020, the Company owned real estate investments in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs, two MSAs of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.7% and 10.2%, respectively, of rental revenue for the nine months ended September 30, 2020.
As of September 30, 2020, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the nine months ended September 30, 2020. The leases with tenants under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the nine months ended September 30, 2020.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below, the SRP is generally available to any stockholder as a potential means of interim liquidity. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
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
On April 30, 2020, due to the uncertainty surrounding the ongoing coronavirus, or COVID-19, pandemic and any impact it may have on the Company, the Company's board of directors decided to temporarily suspend share repurchases under the SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date of 2020, which was July 30, 2020. However, the Company continues to process repurchases due to death in accordance with the terms of its SRP. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's SRP.
Effective as of the closing of the Internalization Transaction, the Operating Partnership redeemed the limited partner interest held by the Former Advisor for an aggregate purchase price of approximately $2,000. Additionally, the Company repurchased 29,362 Class A shares of common stock held by Carter Validus REIT Management Company II, LLC, the Former Sponsor, for an aggregate purchase price of approximately $254,000 (an average of $8.65 per share).
During the nine months ended September 30, 2020, the Company repurchased 3,059,072 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,382,166 Class A shares, 395,334 Class I shares, 258,550 Class T shares and 23,022 Class T2 shares) for an aggregate purchase price of approximately $26,461,000 (an average of $8.65 per share). During the nine months ended September 30, 2019, the Company repurchased 2,418,760 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,816,319 Class A shares, 189,947 Class I shares, 407,095 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $22,374,000 (an average of $9.25 per share).
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
Stock-based Compensation
On March 6, 2020, the Company's board of directors approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. The Company's board of directors has authorized a total of 5,000,000 Class A shares of common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time. On March 6, 2020, the Company's board of directors determined to revise the amounts of restricted Class A shares of common stock the independent directors are entitled to receive each year. On July 1, 2020, the Company granted each independent director $60,000 in restricted shares of Class A common stock. Restricted shares of Class A common stock issued to the Company’s independent directors in July 2020 will vest over a three-year period following the first anniversary of the date of grant in increments of 33.34% per annum.
The Company’s board of directors determined that, effective upon the closing of the Internalization Transaction, the independent directors are entitled to receive $70,000 each year in restricted shares of Class A common stock of the Company at the most recently determined estimated net asset value per share (was prorated through June 30, 2021), which were issued pursuant to the Company’s A&R Incentive Plan. Restricted shares of Class A common stock issued to the independent directors will vest over a one-year period.
On October 1, 2020, the Company granted each independent director $7,500 in restricted shares of Class A common stock, which will vest over a one-year period.

Executive Awards
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement on July 28, 2020, the Company entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, or the Executives, pursuant to which Mr. Seton and Ms. Neely shall serve from and after the closing of the Internalization Transaction as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements became effective on September 30, 2020.
Subject to each Executive’s continued employment through the grant date, in the first quarter of calendar year 2021, each Executive will receive an award of time-based restricted shares of Class A common stock, or the Time-Based 2021 Award, and an award of performance-based restricted stock units, or the Performance-Based 2021 Award, and together with the Time-Based 2021 Award, the “2021 Awards”, each to be granted under and subject to the terms of the Company’s A&R Incentive Plan and award agreements. In the case of Mr. Seton, the combined value of the shares of the Company’s common stock underlying the 2021 Awards on the grant date will be $1,800,000, with 50% of the grant date value of the 2021 Awards consisting of the Performance-Based 2021 Award and 50% consisting of the Time-Based 2021 Award. In the case of Ms. Neely, the combined value of the shares of the Company’s common stock underlying the 2021 Awards will be $700,000, with 50% of the grant date value of the 2021 Awards consisting of the Performance-Based 2021 Award and 50% consisting of the Time-Based 2021 Award. The performance objectives and other terms and conditions of the Performance-Based 2021 Award will be determined by the Company's compensation committee, which was established and effective upon the closing of the Internalization Transaction. The Time-Based 2021 Award will vest ratably over four years following the grant date, subject to the Executive’s continued employment through the applicable vesting dates, with certain exceptions.
On October 1, 2020, Mr. Seton and Ms. Neely received a grant of 231,214 and 115,607 time-based restricted shares of Class A common stock, respectively, with a grant date fair value of $2,000,000 and $1,000,000, respectively, which, subject to the Executive’s continuous employment through the applicable vesting dates, with certain exceptions, will vest on December 31, 2024, or, if earlier, on the 15th month anniversary of the date of a “qualified event” (such as a listing of the Company’s stock on a nationally recognized stock exchange or an underwritten public offering of the Company’s stock). The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
Additionally, on October 1, 2020, the Company granted one-time awards of approximately 206,936 restricted shares of Class A common stock to certain employees at the most recent estimated net asset value per share of $8.65. The granted shares will vest on December 31, 2024, or, if earlier, on the 15th month anniversary of the date of a “qualified event” defined above. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. During the three and nine months ended September 30, 2020, diluted earnings per share reflected the effect of approximately 60,000 and 42,000 of non-vested shares of restricted common stock that were outstanding as of each period, respectively. During the three months ended September 30, 2019, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a net loss attributable to common stockholders, which would make potentially dilutive shares related to non-vested shares of restricted common stock, antidilutive. During the nine months ended September 30, 2019, diluted earnings per share reflected the effect of approximately 23,000 of non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2020 and December 31, 2019, the Company operated through two reportable business segments- real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reportable segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 13—"Segment Reporting" for further discussion on the reportable segments of the Company.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss) and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 15—"Derivative Instruments and Hedging Activities."
Recently Adopted Accounting Pronouncements
Leases—Rent Concessions
The ongoing COVID-19 pandemic has forced the temporary closure, changes to the operating hours or other temporary changes to the business of certain tenants in healthcare and data center properties of the Company. In response, some tenants are seeking rent concessions, including decreased rent and rent deferrals for COVID-19 affected periods. To provide operational clarity, on April 8, 2020, the Financial Accounting Standards Board, or FASB, issued practical expedients to the lease modification guidance in ASC 842, Leases, in the context of the COVID-19 crisis for leases where the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects. Entities may choose to forgo the evaluation of the enforceable rights and obligations of the original lease agreements in accordance with ASC 842, Leases. An entity may elect to account for rent concessions either:

•	as if they are part of the enforceable rights and obligations of the parties under the existing lease contracts; or

•	as a lease modification.
As a lessor, for leases impacted by COVID-19, the Company elected to account for any rent concessions as if they were part of the enforceable rights and obligations under the existing lease. During the nine months ended September 30, 2020, the Company granted rent deferrals to a certain number of tenants impacted by COVID-19 with immaterial impact to the Company's condensed consolidated financial statements and no impact on the collectability of tenant receivables over their respective term of the lease. During the nine months ended September 30, 2020, the Company entered into 30 rent concessions and lease modifications impacted by COVID-19 and collected approximately 98% of rental revenue originally contracted for such period.
As a lessee, the Company did not elect the practical expedient and will apply the lease modification guidance in accordance with ASC 842, Leases, if changes to ground lease agreements occur. The Company had not modified any of its ground lease agreements as of September 30, 2020.
Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, among other financial instruments. Other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the estimated credit loss model have some amount of credit loss reserve. The reserve is to reflect the GAAP principal underlying the estimated credit loss model that all loans, debt securities, and similar assets have an inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The new model for estimated credit losses is applicable to the Company's notes receivable and tenant reimbursements related to the finance lease. The standard does not apply to receivables arising from operating leases, which are within the scope of ASC 842, Leases. The adoption of ASU 2016-13 did not have any impact to the Company’s consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through, December 31, 2022, as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Internalization Transaction
Overview
On July 28, 2020, the Company and the Operating Partnership entered into the Purchase Agreement, to effectively provide for the internalization of the Company’s external management functions. The Purchase Agreement was entered into with the Former Advisor, and various affiliates of the Former Advisor, or the Sellers, and Sila Realty Management Company, LLC, f/k/a CV Manager, LLC, a newly formed Delaware limited liability company, or Manager Sub.
The Internalization Transaction closed on September 30, 2020. A special committee comprised entirely of independent and disinterested members of the Company's board of directors, negotiated the Internalization Transaction and, after consultation with its independent legal and financial advisors, determined that the Internalization Transaction is advisable, fair and reasonable to and in the Company’s best interests and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties. The Company anticipates that the Internalization Transaction will provide various benefits, including cost savings, continuity of management and further alignment of interests between management and its stockholders, as well as a potential benefit for ultimate liquidity given the preference for an internal management structure in traded equity REITs.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization Transaction, the Sellers assigned to Manager Sub all of the assets necessary to operate the business of the Company and its subsidiaries, or the Business, and delegated all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement.
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price will be paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the closing, (ii) $7,500,000 will be due and payable on March 31, 2021, and (iii) $7,500,000 will be due and payable on March 31, 2022.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, the Company entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely shall serve from and after the closing as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements were effective at and upon the Closing.
Allocation of Purchase Price
The Internalization Transaction was accounted for as a business combination and the following table summarizes management’s allocation of the fair value of the Internalization Transaction (amounts in thousands):

September 30, 2020
Goodwill	$39,529
Right-of-use assets - operating lease	1,205
Total assets acquired	40,734
Operating lease liabilities	(1,060)
Deferred internalization transaction purchase price	(14,674)
Total liabilities acquired	(15,734)
Net assets allocated at acquisition	$25,000

Pro Forma Financial Information
Assuming the Internalization Transaction had occurred on January 1, 2019, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods presented below (amounts in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pro forma basis:
Revenues	$70,667	$48,063	$208,727	$141,467
Net income (loss) attributable to common stockholders	$12,879	$(8,171)	$42,175	$6,560
Net income (loss) per common share attributable to common stockholders:
Basic	$0.06	$(0.06)	$0.19	$0.05
Diluted	$0.06	$(0.06)	$0.19	$0.05
The condensed pro forma financial statements for the three and nine months ended September 30, 2020 and 2019 include pro forma adjustments related to the Internalization Transaction during 2019 and 2020. The pro forma information for the three and nine months ended September 30, 2020 was adjusted to exclude approximately $2,235,000 and $3,640,000, respectively, of internalization transaction expenses. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2019, nor is it necessarily indicative of future operating results.

Note 4—Acquisitions and Dispositions
2020 Real Estate Property Acquisitions
During the nine months ended September 30, 2020, the Company purchased two real estate properties, or the 2020 Acquisitions, both of which were determined to be asset acquisitions. Upon the completion of each 2020 Acquisition, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land, buildings and improvements and tenant improvements, acquired intangible assets, consisting of in-place leases, and acquired intangible liabilities, consisting of ground lease liabilities and below-market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2020 Acquisitions during the nine months ended September 30, 2020:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Grimes Healthcare Facility	02/19/2020	100%	$5,030
Tampa Healthcare Facility	09/08/2020	100%	11,047
Total			$16,077
The following table summarizes the Company's purchase price allocation of the 2020 Acquisitions during the nine months ended September 30, 2020 (amounts in thousands):

Total
Land	$831
Buildings and improvements	13,524
Tenant improvements	463
In-place leases	1,748
Right-of-use assets - finance lease	2,534
Total assets acquired	19,100
Finance lease liabilities	(2,854)
Below-market leases	(169)
Total liabilities acquired	(3,023)
Net assets acquired	$16,077
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $252,000 related to the 2020 Acquisitions, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. During the nine months ended September 30, 2020, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2020 Acquisitions during such period.
2020 Real Estate Property Disposition and Origination of Note Receivable
On May 28, 2020, the Company sold one healthcare property, the San Antonio Healthcare Facility II, for an aggregate sale price of $35,000,000, which generated net proceeds of $6,125,000, or the 2020 Disposition. The Company recognized an aggregate gain on sale of $2,703,000, in gain on real estate disposition in the condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2020. The sale price of $35,000,000 consisted of $7,000,000 cash and a $28,000,000 investment in note receivable. See Note 8—"Notes Receivable, Net" for additional information.

Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2020	December 31, 2019
In-place leases, net of accumulated amortization of $79,650 and $62,252, respectively (with a weighted average remaining life of 10.0 years and 10.4 years, respectively)	$238,388	$266,856
Above-market leases, net of accumulated amortization of $3,518 and $1,912, respectively (with a weighted average remaining life of 10.1 years and 10.5 years, respectively)	16,045	18,603
	$254,433	$285,459
The aggregate weighted average remaining life of the acquired intangible assets was 10.0 years and 10.4 years as of September 30, 2020 and December 31, 2019, respectively.
Amortization of the acquired intangible assets was $11,163,000 and $5,644,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization of the acquired intangible assets was $29,964,000 and $18,539,000 for the nine months ended September 30, 2020 and 2019, respectively. Of the $11,163,000 recorded for the three months ended September 30, 2020, $3,189,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset. Of the $29,964,000 recorded for the nine months ended September 30, 2020, $5,017,000 was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets and one above-market lease intangible asset. Of the $5,644,000 and $18,539,000 recorded for the three and nine months ended September 30, 2019, respectively, $537,000 and $3,195,000, respectively, was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets. Amortization of the in-place leases is included in depreciation and amortization and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2020	December 31, 2019
Below-market leases, net of accumulated amortization of $12,827 and $12,332, respectively (with a weighted average remaining life of 16.4 years and 16.1 years, respectively)	$53,657	$59,538
Amortization of the below-market leases was $3,293,000 and $1,441,000 for the three months ended September 30, 2020 and 2019, respectively, and $6,050,000 and $3,905,000 for the nine months ended September 30, 2020 and 2019, respectively. Of the $3,293,000 and $6,050,000 recorded for the three and nine months ended September 30, 2020, respectively, $1,974,000 was attributable to accelerated amortization of a below-market lease intangible liability. Of the $1,441,000 and $3,905,000 recorded for the three and nine months ended September 30, 2019, respectively, $212,000 was attributable to accelerated amortization of a below-market lease intangible liability. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2020, including optional renewal periods, for the three months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2020	$54,645
2021	224,360
2022	231,872
2023	234,526
2024	230,762
Thereafter	1,642,130
Total (1)	$2,618,295

(1)
The total future rent amount of $2,618,295,000 includes approximately $54,440,000 in rent to be received in connection with two leases executed as of December 31, 2019, at two development properties with estimated lease start dates of December 1, 2020 and March 1, 2021.

Lessee
Operating Leases
The Company has entered into various non-cancellable operating lease agreements for 17 ground leases and one office lease related to the Company’s principal executive office in Tampa, Florida, or the Corporate Lease. Of the 17 ground operating leases entered into, four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases.
In connection with the Internalization Transaction on September 30, 2020, the Company acquired the Corporate Lease, with an operating lease liability of $1,060,000. The Corporate Lease of 24,555 square feet of office space expires on January 21, 2022.
The Company incurred operating lease costs associated with its ground operating leases of $642,000 and $271,000 for the three months ended September 30, 2020 and 2019, respectively, and $1,926,000 and $766,000 for the nine months ended September 30, 2020 and 2019, respectively, which are recorded as rental expenses in the condensed consolidated statements of comprehensive income (loss). The Company was reimbursed by tenants who sublease the ground leases $401,000 and $127,000 for incurred operating lease costs for the three months ended September 30, 2020 and 2019, respectively, and $1,202,000 and $380,000 for the nine months ended September 30, 2020 and 2019, respectively. The tenant reimbursements for ground leases are recorded as rental revenue in the condensed consolidated statements of comprehensive income (loss). The Company did not incur any operating lease costs associated with its Corporate Lease for the three and nine months ended September 30, 2020.

The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable operating leases, as of September 30, 2020, for the three months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2020	$613
2021	2,464
2022	1,682
2023	1,638
2024	1,687
Thereafter	136,719
Total undiscounted rental payments	144,803
Less imputed interest	(112,589)
Total operating lease liabilities	$32,214
The Company's operating and finance leases do not provide an implicit interest rate. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating or finance lease.
As of September 30, 2020, the IBRs ranged between 3.5% and 6.6%, with the weighted average IBR for the Company's operating leases of 5.7%. The weighted average remaining lease term for the Company's operating leases was 48.3 years and 50.7 years as of September 30, 2020 and December 31, 2019, respectively.
Finance Leases
During the three and nine months ended September 30, 2020, the Company entered into one non-cancellable ground lease agreement for an aggregate present value of future rent payments of $2,854,000. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The lease represents a finance lease, as defined in ASC 842, Leases. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company recognized amortization expense of the ROU asset - finance lease of $1,000 for the three and nine months ended September 30, 2020, and is recorded as depreciation and amortization in the condensed consolidated statements of comprehensive income (loss). The Company recognized interest on the finance lease liability of $10,000 for the three and nine months ended September 30, 2020, and is recorded as interest and other expense, net, in the condensed consolidated statements of comprehensive income (loss).
The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable finance leases, as of September 30, 2020, for the three months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2020	$37
2021	147
2022	147
2023	147
2024	152
Thereafter	7,264
Total undiscounted rental payments	7,894
Less imputed interest	(5,040)
Total finance lease liabilities	$2,854
As of September 30, 2020, the Company's IBR for its finance lease was 5.3% and a remaining lease term of 43.7 years.

Note 8—Notes Receivable, Net
As of September 30, 2020, the Company had two notes receivable outstanding in the amount of $31,327,000 secured by real estate properties.
The following summarizes the notes receivable balances as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	Interest Rate (1)	Maturity Date
Note receivable	$2,700	$2,700	6.0%	11/05/2020
Note receivable	28,627	—	7.0%	06/01/2022
Total notes receivable	$31,327	$2,700

(1)	As of September 30, 2020.
As described in Note 4—"Acquisitions and Dispositions", in connection with the sale of the San Antonio Healthcare Facility II on May 28, 2020, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable is secured by a first mortgage lien on San Antonio Healthcare Facility II and matures on June 1, 2022, or the Maturity Date. The interest rate of the note receivable is 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments are interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest can be prepaid at any time without penalty or charge. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000.
During the three and nine months ended September 30, 2020, the Company recognized $501,000 and $686,000, respectively, of interest income on notes receivable, offset by amortization of a loan origination fee in the amount of $70,000 and $96,000, respectively, which were both recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). As of September 30, 2020, the Company had an unamortized loan origination fee in the amount of $464,000, which was recorded in notes receivable, net, in the accompanying condensed consolidated balance sheets.
On November 5, 2020, one of the Company's notes receivable with an outstanding balance of $2,700,000, became delinquent. The note receivable is secured by (i) a payment guaranty from a parent company to the borrower of the note receivable, and (ii) the equity interest in a healthcare real estate property that the Company believes has sufficient value to cover the note receivable if the Company exercises its rights to take possession of the asset. The Company is in process of evaluating its options for repayment, including the option to continue to attempt collection, enforcing the guaranty or other legal options of recovering the note receivable's value.
Expected Credit Losses
As of September 30, 2020, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and the other the Company does not expect to incur a loss because it is secured by collateral that the Company believes has sufficient value to cover the note receivable in the event of a default by the borrower. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the three and nine months ended September 30, 2020, because the Company believes that the collateral for these loans was sufficient to cover its investment.

Note 9—Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $6,584 and $5,696, respectively	$1,951	$2,623
Leasing commissions, net of accumulated amortization of $601 and $240, respectively	11,624	10,288
Restricted cash	15,001	10,888
Tenant receivables	6,482	6,116
Straight-line rent receivable, net	64,672	48,526
Prepaid and other assets	3,683	4,709
Derivative assets	—	884
	$103,413	$84,034
Note 10—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$14,920	$11,448
Accrued interest expense	4,258	5,185
Accrued property taxes	6,131	3,537
Distribution and servicing fees	3,818	—
Distributions payable to stockholders	8,780	9,093
Tenant deposits	1,058	1,500
Deferred rental income	7,670	9,003
Deferred internalization transaction purchase price (1)	14,674	—
Derivative liabilities	23,594	5,588
	$84,903	$45,354

(1)	Represents the assumed liability recorded at fair value as a part of the Internalization Transaction. See Note 3—"Internalization Transaction" for additional information.

Note 11—Notes Payable and Credit Facility
The Company's debt outstanding as of September 30, 2020 and December 31, 2019, consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Notes payable:
Fixed rate notes payable	$218,712	$219,567
Variable rate notes payable fixed through interest rate swaps	235,811	237,778
Total notes payable, principal amount outstanding	454,523	457,345
Unamortized deferred financing costs related to notes payable	(2,027)	(2,500)
Total notes payable, net of deferred financing costs	452,496	454,845
Credit facility:
Variable rate revolving line of credit	183,000	108,000
Variable rate term loan fixed through interest rate swaps	500,000	250,000
Variable rate term loans	300,000	550,000
Total credit facility, principal amount outstanding	983,000	908,000
Unamortized deferred financing costs related to the term loan credit facility	(6,343)	(7,385)
Total credit facility, net of deferred financing costs	976,657	900,615
Total debt outstanding	$1,429,153	$1,355,460
Significant debt activity during the nine months ended September 30, 2020 and subsequent, excluding scheduled principal payments, includes:

•
During the nine months ended September 30, 2020, the Company drew $140,000,000 on its credit facility, $20,000,000 of which was related to a property acquisition and the funding of share repurchases, $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 pandemic and $45,000,000 was related to another property acquisition and the Internalization Transaction. During the nine months ended September 30, 2020, the Company repaid $65,000,000 on its credit facility. Additionally, on November 12, 2020, the Company repaid $45,000,000 on its credit facility.

•
During the nine months ended September 30, 2020, three interest rate swap agreements, which the Company entered into in December 2019, with an effective date of January 1, 2020, effectively fixed London Interbank Offered Rate, or LIBOR, related to $150,000,000 of the term loans of the credit facility.

•
During the nine months ended September 30, 2020, two interest rate swap agreements, which the Company entered into in June 2020, with an effective date of July 1, 2020, effectively fixed LIBOR related to $100,000,000 of the term loans of the credit facility.

•
For the quarter ended June 30, 2020, the Company was not in compliance with one of its mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic and has not missed any rental payments. The lenders waived compliance with the covenant through June 30, 2020. During the quarter ended September 30, 2020, the Company amended the mortgage loan agreement to, among other things, modify the rent coverage ratio beginning with the quarter ended September 30, 2020, through the quarter ending June 30, 2021. As of September 30, 2020, the Company was in compliance with all covenants in the mortgage loan agreement.

•
On July 10, 2020, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association and the other lenders listed as lenders in the Company’s credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under the Company’s credit facility. In particular, the second amendments (i) modify the calculation of Adjusted Net Operating Income, or ANOI, such that beginning with the second quarter of 2020 and continuing thereafter, ANOI is calculated using a trailing 12 month accrual method, rather than a trailing six month annualized cash-based approach, and waives a rent coverage ratio requirement with respect to certain healthcare pool properties beginning with the quarter ended June 30, 2020 through and including the quarter ending June 30, 2021, and (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events.

The principal payments due on the notes payable and credit facility as of September 30, 2020, for the three months ending December 31, 2020, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2020	$1,102
2021	146,026
2022	349,209
2023	282,710
2024	547,360
Thereafter	111,116
$1,437,523
Note 12—Related-Party Transactions and Arrangements
Prior to the closing of the Internalization Transaction, the Company had no direct employees. Substantially all of the Company's business was managed by the Former Advisor. The employees of the Former Advisor and its affiliates provided services to the Company related to acquisitions, property management, asset management, accounting, investor relations and all other administrative services.
Upon completion of the Internalization, the Company’s current employees, who were previously employed by an affiliate of the Former Advisor, became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company will no longer pay the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement. Additionally, the Company concluded that there were no preexisting relationships between the Former Advisor and the Company that had to be settled and accounted for as separate transactions from the Internalization Transaction.
Special Limited Partner Interest of Advisor
Prior to the closing of the Internalization Transaction, the Former Advisor, as the special limited partner of the Operating Partnership, was entitled to: (i) certain cash distributions upon the disposition of certain of the Operating Partnership’s assets; or (ii) a one-time payment in the form of cash, shares or promissory note or a combination of the forms of payment in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of the Company’s shares of common stock on a national stock exchange or certain events that result in the termination or non-renewal of the advisory agreement. The Former Advisor would only become entitled to the compensation after stockholders have, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual return on such invested capital.
The Former Advisor's special limited partnership interest in the Operating Partnership was redeemed and cancelled at the closing of the Internalization Transaction and the Former Advisor did not receive any compensation as a special limited partner of the Operating Partnership.
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid SC Distributors, LLC, an affiliate of the Former Advisor that served as the dealer manager of the Offerings, or the Dealer Manager, selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in the Initial Offering (primary Offering only) and the Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as a reduction to equity as incurred. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company.
Acquisition Fees and Expenses
Prior to entering into the Purchase Agreement for the Internalization Transaction on July 28, 2020, the Company paid to the Former Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to loans and similar assets (including without limitation mezzanine loans).
Since the Company's formation through the closing of the Internalization Transaction on September 30, 2020, the Company reimbursed the Former Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company did not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company reimbursed the Former Advisor expenses of approximately 0.01% of the aggregate purchase price all of properties acquired. In connection with Tampa Healthcare Facility acquired on September 8, 2020, the Company did not pay acquisition fees to its Former Advisor, in accordance with the Purchase Agreement.
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
Asset Management Fees
Prior to the closing of the Internalization Transaction, the Company paid to the Former Advisor an asset management fee calculated on a monthly basis in an amount equal to 1/12th of 0.75% of aggregate asset value, which was payable monthly, in arrears.
Operating Expense Reimbursement
Prior to the closing of the Internalization Transaction, the Company reimbursed the Former Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeded the greater of (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, were not reimbursed unless the independent directors determined such excess expenses were justified. The Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received an acquisition fee or a disposition fee. Operating expenses incurred on the Company’s behalf are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, prior to the closing of the Internalization Transaction, the Company paid Carter Validus Real Estate Management Services II, LLC, a wholly-owned subsidiary of the Former Sponsor, or the Former Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimbursed the Former Property Manager and its affiliates for property-level expenses that any of them paid or incurred on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Former Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also served as one of its executive officers. For certain properties the Former Property Manager and its affiliates subcontracted the performance of their duties to third parties and paid all or a portion of the property management fee to the third parties with whom they contracted for those services. When the Company contracted directly with third parties for such services, it paid such third parties customary market fees and paid the Former Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event did the Company pay the Former Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Leasing Commission Fees
Prior to the closing of the Internalization Transaction, the Company paid the Former Property Manager a separate fee in connection with leasing properties to new tenants or renewals or expansions of existing leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Leasing commission fees are capitalized in other assets, net, in the accompanying condensed consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
Prior to the closing of the Internalization Transaction, for acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company paid the Former Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.

Disposition Fees
Prior to the closing of the Internalization Transaction, the Company paid its Former Advisor, or its affiliates, if the Former Advisor or its affiliate provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price or one-half of the total brokerage commission paid if a third party broker was also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission.
The following table details amounts incurred in connection with the Company's related-party transactions as described above for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

		Incurred
		Three Months Ended September 30,		Nine Months Ended September 30,
Fee	Entity	2020	2019	2020	2019
Distribution and servicing fees(1)	SC Distributors, LLC	$(6)	$(5)	$(65)	$(99)
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	—	1,366	97	1,366
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	5,989	3,540	17,914	10,527
Property management fees	Carter Validus Real Estate Management Services II, LLC	1,702	1,195	5,290	3,632
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	1,302	766	3,966	3,246
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	111	—	594	98
Construction management fees	Carter Validus Real Estate Management Services II, LLC	97	(14)	435	150
Disposition fees	Carter Validus Advisors II, LLC and its affiliates	—	—	350	—
Loan origination fees	Carter Validus Advisors II, LLC and its affiliates	—	—	560	—
Total		$9,195	$6,848	$29,141	$18,920

(1)	Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock for the three and nine months ended September 30, 2020 and September 30, 2019.
The following table details amounts payable to affiliates in connection with the Company's related-party transactions as described above as of September 30, 2020 and December 31, 2019 (amounts in thousands):

		Payable
Fee	Entity	September 30, 2020	December 31, 2019
Distribution and servicing fees	SC Distributors, LLC	$—	$6,210
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	—	2,100
Property management fees	Carter Validus Real Estate Management Services II, LLC	—	433
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	—	518
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	299
Construction management fees	Carter Validus Real Estate Management Services II, LLC	—	199
Total		$—	$9,759
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
The Company evaluates performance based on the net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, internalization transaction expenses, asset management fees, gain on real estate disposition, impairment loss on real estate and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, notes receivable, right-of-use assets - operating leases attributable to the Corporate Lease and deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility not attributable to individual properties.
On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction that was allocated to a separately identified reporting unit. The Company's reporting unit represents each individual operating real estate property and meets aggregation criteria to be grouped into two reportable segments- data centers and healthcare.
Summary information for the reportable segments during the three and nine months ended September 30, 2020 and 2019 is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2020
Revenue:
Rental revenue	$29,945	$40,722	$70,667
Expenses:
Rental expenses	(7,663)	(4,405)	(12,068)
Segment net operating income	$22,282	$36,317	58,599

Expenses:
General and administrative expenses			(3,578)
Internalization transaction expenses			(2,235)
Asset management fees			(5,989)
Depreciation and amortization			(28,249)
Income from operations			18,548
Interest and other expense, net			(13,284)
Net income attributable to common stockholders			$5,264

	Data Centers	Healthcare	Three Months Ended September 30, 2019
Revenue:
Rental revenue	$28,230	$19,833	$48,063
Expenses:
Rental expenses	(8,414)	(2,326)	(10,740)
Segment net operating income	$19,816	$17,507	37,323

Expenses:
General and administrative expenses			(2,239)
Asset management fees			(3,540)
Depreciation and amortization			(16,254)
Impairment loss on real estate - healthcare			(13,000)
Income from operations			2,290
Interest and other expense, net			(11,920)
Net loss attributable to common stockholders			$(9,630)

	Data Centers	Healthcare	Nine Months Ended September 30, 2020
Revenue:
Rental revenue	$84,848	$123,879	$208,727
Expenses:
Rental expenses	(21,839)	(12,639)	(34,478)
Segment net operating income	$63,009	$111,240	174,249

Expenses:
General and administrative expenses			(9,960)
Internalization transaction expenses			(3,640)
Asset management fees			(17,914)
Depreciation and amortization			(80,608)
Gain on real estate disposition			2,703
Income from operations			64,830
Interest and other expense, net			(42,802)
Net income attributable to common stockholders			$22,028

	Data Centers	Healthcare	Nine Months Ended September 30, 2019
Revenue:
Rental revenue	$82,745	$58,722	$141,467
Expenses:
Rental expenses	(23,516)	(6,494)	(30,010)
Segment net operating income	$59,229	$52,228	111,457

Expenses:
General and administrative expenses			(5,177)
Asset management fees			(10,527)
Depreciation and amortization			(50,110)
Impairment loss on real estate - healthcare			(13,000)
Income from operations			32,643
Interest and other expense, net			(31,648)
Net income attributable to common stockholders			$995
There were no intersegment sales or transfers during the three and nine months ended September 30, 2020 and 2019.
Assets by each reportable segment as of September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	September 30, 2020		December 31, 2019
Assets by segment:
Data centers	$983,998	(1)	$989,953
Healthcare	2,175,502	(1)	2,184,450
All other	101,525		65,131
Total assets	$3,261,025		$3,239,534

(1)
Includes $15,574,000 of goodwill allocated to the data centers segment and $23,955,000 of goodwill allocated to the healthcare segment acquired in the Internalization Transaction on September 30, 2020.

Capital additions, acquisitions and dispositions and goodwill by reportable segments for the nine months ended September 30, 2020 and 2019 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Capital additions by segment:
Data centers	$3,633	$6,801
Healthcare	17,618	177
Total	21,251	6,978
Acquisitions by segment:
Healthcare	16,064	69,830
Total	16,064	69,830
Proceeds from Dispositions by segment:
Healthcare	(6,125)	—
Total	(6,125)	—
Net cash outflows from capital additions, acquisitions and dispositions	$31,190	$76,808
Goodwill allocated by segment:
Data centers	$15,574	$—
Healthcare	23,955	—
Total	$39,529	$—
Note 14—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $232,383,000 and $222,816,000 as of September 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $218,712,000 and $219,567,000 as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $233,740,000 and $237,974,000 as of September 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $235,811,000 and $237,778,000 as of September 30, 2020 and December 31, 2019, respectively.
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $481,196,000 and $659,691,000 as of September 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $483,000,000 and $658,000,000 as of September 30, 2020 and December 31, 2019, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $498,183,000 and $250,472,000 as of September 30, 2020 and December 31, 2019, respectively, as compared to the outstanding principal of $500,000,000 and $250,000,000 as of September 30, 2020 and December 31, 2019, respectively.
The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its respective financial institution.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $30,700,000 and $2,700,000 approximated the fair value as of September 30, 2020 and December 31, 2019, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 15—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$23,594	$—	$23,594
Total liabilities at fair value	$—	$23,594	$—	$23,594

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$884	$—	$884
Total assets at fair value	$—	$884	$—	$884
Liabilities:
Derivative liabilities	$—	$5,588	$—	$5,588
Total liabilities at fair value	$—	$5,588	$—	$5,588
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $9,819,000 will be reclassified from accumulated other comprehensive loss as an increase to interest and other expense, net.
See Note 14—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2020			December 31, 2019
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	07/01/2016 to 07/01/2020	12/22/2020 to 12/31/2024	$735,811	$—	$(23,594)	$637,778	$884	$(5,588)

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss).
The table below summarizes the amount of loss recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Total Amount of Interest and Other Expense, Net Presented in Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2020
Interest rate swaps	$(157)	Interest and other expense, net	$(2,741)	$13,284
Total	$(157)		$(2,741)
Three Months Ended September 30, 2019
Interest rate swaps	$(1,701)	Interest and other expense, net	$422	$11,920
Total	$(1,701)		$422
Nine Months Ended September 30, 2020
Interest rate swaps	$(24,011)	Interest and other expense, net	$(5,121)	$42,802
Total	$(24,011)		$(5,121)
Nine Months Ended September 30, 2019
Interest rate swaps	$(11,502)	Interest and other expense, net	$1,784	$31,648
Total	$(11,502)		$1,784
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2020, the fair value of derivatives in a net liability position was $25,305,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of September 30, 2020, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2020 and December 31, 2019 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$884	$—	$884	$(5)	$—	$879

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2020	$23,594	$—	$23,594	$—	$—	$23,594
December 31, 2019	$5,588	$—	$5,588	$(5)	$—	$5,583
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 16—Accumulated Other Comprehensive (Loss) Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(24,011)
Amount of loss reclassified from accumulated other comprehensive loss to net income	5,121
Other comprehensive loss	(18,890)
Balance as of September 30, 2020	$(23,594)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(11,502)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,784)
Other comprehensive loss	(13,286)
Balance as of September 30, 2019	$(7,083)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

Details about Accumulated Other Comprehensive (Loss) Income Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2020	2019
Interest rate swap contracts	$5,121	$(1,784)	Interest and other expense, net
Note 17—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2020, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on October 1, 2020, for the period from September 1, 2020 through September 30, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
October 1, 2020	Class A	$5,277	$1,539	$6,816
October 1, 2020	Class I	306	209	515
October 1, 2020	Class T	670	662	1,332
October 1, 2020	Class T2	53	64	117
		$6,306	$2,474	$8,780
The following table summarizes the Company's distributions paid to stockholders on November 2, 2020, for the period from October 1, 2020 through October 31, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
November 2, 2020	Class A	$5,479	$1,594	$7,073
November 2, 2020	Class I	318	215	533
November 2, 2020	Class T	697	681	1,378
November 2, 2020	Class T2	57	65	122
		$6,551	$2,555	$9,106
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to September 30, 2020:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
October 20, 2020	Class A	$0.001366120	$0.50
October 20, 2020	Class I	$0.001366120	$0.50
October 20, 2020	Class T	$0.001129781	$0.41
October 20, 2020	Class T2	$0.001129781	$0.41

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
November 5, 2020	Class A	$0.001366120	$0.50
November 5, 2020	Class I	$0.001366120	$0.50
November 5, 2020	Class T	$0.001129781	$0.41
November 5, 2020	Class T2	$0.001129781	$0.41

(1)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on November 1, 2020 and ending on November 30, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in November 2020 will be paid in December 2020. The distributions will be payable to stockholders from legally available funds therefor.

(2)
Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on December 1, 2020 and ending on December 31, 2020. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in December 2020 will be paid in January 2021. The distributions will be payable to stockholders from legally available funds therefor.

Disposition of Dallas Healthcare Facility II
On November 6, 2020, the Company sold a healthcare property, Dallas Healthcare Facility II, for $23,000,000, which resulted in a gain. The Company's net proceeds at closing from the disposition of Dallas Healthcare Facility II were approximately $21,536,000, after transaction costs and other pro-rations, subject to additional transaction costs paid subsequent to the closing date.

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
The terms “we,” “our,” "us," and the “Company” refer to Sila Realty Trust, Inc., formerly known as Carter Validus Mission Critical REIT II, Inc., Sila Realty Operating Partnership, LP, formerly known as Carter Validus Operating Partnership II, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
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
Additional factors include the ongoing costs to operate the Company on an internalized basis which, if higher than anticipated, could reduce the potential cost savings sought in the Internalization Transaction, and other factors, including those described under the section entitled Part I, Item 1A. “Risk Factors” of our 2019 Annual Report on Form 10-K and subsequent quarterly reports.
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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2020, we had purchased 154 properties, inclusive of 60 properties, or Legacy REIT I properties, acquired in the merger with Carter Validus Mission Critical REIT, Inc., or REIT I, whereby REIT I merged with and into one of our wholly-owned subsidiaries, or REIT Merger, comprising of approximately 8,751,000 of rentable square feet for an aggregate purchase price of approximately $3,146.9 million. Since inception through September 30, 2020, we sold one Legacy REIT I healthcare property and a portion of another healthcare property, comprising of approximately 92,000 rentable square feet, for an aggregate sale price of $38.1 million and generated net proceeds of $9.0 million. The sales occurred during the second quarter of 2020 and the fourth quarter of 2019, respectively.
Prior to September 30, 2020, we were externally advised and managed by Carter Validus Advisors II, LLC, or our Former Advisor. On July 28, 2020, we and our Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, which provided for the internalization of the external management functions previously performed for us and our Operating Partnership by our Former Advisor and its affiliates, or the Internalization Transaction. The Purchase Agreement was entered into with our Former Advisor and various affiliates of our Former Advisor, or the Sellers, and Sila Realty Management Company, LLC f/k/a CV Manager, LLC, a newly formed Delaware limited liability company, or Manager Sub.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization Transaction, the Sellers assigned or caused to be assigned to Manager Sub all of the assets necessary to operate our business and our subsidiaries, or the Business, and delegated all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement. Immediately thereafter, under the Purchase Agreement, our Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed our Former Advisor’s limited partner interest (including special limited partner interest) in our Operating Partnership. $25,000,000 of the Purchase Price was paid on September 30, 2020, or the Closing, and, subject to certain acceleration provisions: (ii) $7,500,000 will be due and payable on March 31, 2021, and (iii) $7,500,000 will be due and payable on March 31, 2022. On September 30, 2020, we and our Operating Partnership closed the Internalization Transaction.
On September 30, 2020, we and Sila REIT, LLC, f/k/a Carter Validus Mission Critical REIT II LLC, entered into the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership, or the Third A&R LP Agreement, in order to reflect the completion of the Internalization Transaction. For details regarding the Internalization Transaction, see Note 3—"Internalization Transaction."
On September 30, 2020, Articles of Amendment changing our name from “Carter Validus Mission Critical REIT II, Inc.” to “Sila Realty Trust, Inc.” were filed and accepted for record by the State Department of Assessment and Taxation of the State of Maryland, and thereby became effective as part of our charter.
We anticipate that the Internalization Transaction will provide various benefits, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for an internal management structure in traded equity REITs.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, we entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely shall serve from and after the Closing as our Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements became effective at and upon the Closing.
Effective upon the Closing, our board of directors approved the establishment of a compensation committee and a nominating and corporate governance committee.
On July 28, 2020, pursuant to the Purchase Agreement, John E. Carter resigned as the Chairman of our board of directors, effective immediately. On July 28, 2020, our board of directors elected Jonathan Kuchin, a current independent director of the board of directors and the chairman of the audit committee, as chairman of our board of directors, effective immediately. On September 30, 2020, pursuant to the Purchase Agreement and as a closing condition therein, John E. Carter resigned as a director of our board of directors at and upon the Closing. As a result of Mr. Carter’s resignation, our board of directors reduced its size so that it now has five members, four of whom are independent directors. For more information regarding the Internalization Transaction, see our Current Reports on Forms 8-K filed with the SEC on July 29, 2020 and September 30, 2020, respectively.
On December 17, 2019, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of October 31, 2019, of $8.65. Therefore, effective January 1, 2020, shares of common stock are offered pursuant to the second DRIP Offering for a price per share of $8.65. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per

Share NAV was determined by our board of directors after consultation with our Former Advisor, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on an annual basis.
We raised the equity capital for our real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of September 30, 2020, we had accepted investors’ subscriptions for and issued approximately 150,372,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,460,170,000, before share repurchases of $113,930,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,587,000.
SC Distributors, LLC, an affiliate of our Former Advisor, or the Dealer Manager, served as the dealer manager of our Offerings. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer affiliated with us. The Dealer Manager received fees for services related to the Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus and the disease it causes, or COVID-19, as a global health pandemic, which continues to spread throughout the United States. As a result, the global markets and economies have experienced a significant amount of volatility.
The global outbreak of COVID-19 has forced the temporary closure, changes to the operating hours or other temporary changes to the business of certain tenants in healthcare and data center properties of the Company. In response, some of our tenants are seeking rent concessions, including decreased rent or rent deferrals for COVID-19 affected periods. We have been in discussions with our tenants and granted rent deferrals to an insignificant number of tenants impacted by COVID-19, relative to the overall portfolio. At this time, we anticipate a relatively short duration of the decreased rent and rent deferral repayments with no impact on the collectability of tenant receivables over their respective term of the lease. During the nine months ended September 30, 2020, we entered into 30 rent concessions and lease modifications impacted by COVID-19 and collected approximately 98% of rental revenue originally contracted for such period.
On July 10, 2020, we entered into second amendments to our credit agreement and term loan agreement due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under our credit facility.
Our personnel have successfully transitioned to a remote work environment with the ability to maintain our operations, financial reporting and internal and disclosure controls and procedures. If the global pandemic continues for an extended period of time, we do not anticipate that the remote work environment will have a material impact on our internal control over financial reporting.
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
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2019 Annual Report on Form 10-K. As a result of the completion of the business combination on September 30, 2020, we identified the accounting for goodwill as a critical accounting policy. For a discussion of the goodwill policy, see Note 2—“Summary of Significant Accounting Policies—Goodwill" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q. There have been no other material changes to our critical accounting policies as disclosed therein.

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
Segment Reporting
We report our financial performance based on two reportable segments—commercial real estate investments in data centers and healthcare. See Note 13—"Segment Reporting" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our two reportable segments.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2019 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q. However, due to the ongoing COVID-19 pandemic in the U.S. and globally, our tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
As an internally managed company, we will no longer pay the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement, which were previously incurred while we were externally managed. We will incur additional payroll and overhead related costs. We expect our future operating results will be influenced by the impact of the Internalization Transaction. See Note 3—"Internalization Transaction" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for additional information.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Number of operating real estate properties (1)	151	90
Leased square feet	8,151,000	5,933,000
Weighted average percentage of rentable square feet leased	94%	97%

(1)
As of September 30, 2020, we owned 153 real estate properties, two of which were under construction. As of September 30, 2020, we had two vacant real estate properties, one of which we sold on November 6, 2020 and the other is currently being marketed for sale or re-tenanting.

The following table summarizes our real estate activity for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating real estate properties acquired	1	5	2	5
Operating real estate properties disposed	—	—	1	—
Aggregate purchase price of operating real estate properties acquired	$11,047,000	$69,851,000	$16,077,000	$69,851,000
Net book value of properties disposed	$—	$—	$31,982,000	$—
Leased square feet of operating real estate property additions	34,000	302,000	49,000	302,000
Leased square feet of operating real estate property dispositions	—	—	82,000	—
This section describes and compares our results of operations for the three and nine months ended September 30, 2020 and 2019. We generate almost all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development. Legacy REIT I property activities represent amounts recorded since the REIT Merger.
By evaluating the revenue and expenses of our same store and Legacy REIT I properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table represents the breakdown of the three months ended September 30, 2020 total rental revenue, as presented prior to the adoption of ASC 842, Leases, and compares with 2019 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Same store rental revenue	$42,415	$40,908	$1,507	3.7%
Non-same store rental revenue	1,555	220	1,335	606.8%
Legacy REIT I properties rental revenue	19,164	—	19,164	100.0%
Same store tenant reimbursements	6,613	6,927	(314)	(4.5)%
Non-same store tenant reimbursements	42	4	38	950.0%
Legacy REIT I properties tenant reimbursements	757	—	757	100.0%
Other operating income	121	4	117	2,925.0%
Total rental revenue	$70,667	$48,063	$22,604	47.0%

•
Same store rental revenue increased primarily due to the write off of a below-market lease intangible liability in the amount of approximately $2.0 million related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment, partially offset by rent not being collected from two tenants, the leases with which were terminated during 2019.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of seven operating properties since July 1, 2019.

•	Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019.

•
Same store tenant reimbursements decreased primarily due to a decrease in real estate tax expense at a certain data center property as a result of a successful tax appeal, coupled with two lease terminations during 2019. Additionally, during the three months ended September 31, 2020, we wrote off tenant reimbursements related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Same store rental expenses	$9,910	$10,707	$(797)	(7.4)%
Non-same store rental expenses	182	33	149	451.5%
Legacy REIT I properties rental expenses	1,976	—	1,976	100.0%
General and administrative expenses	3,578	2,239	1,339	59.8%
Internalization transaction expenses	2,235	—	2,235	100.0%
Asset management fees	5,989	3,540	2,449	69.2%
Depreciation and amortization	28,249	16,254	11,995	73.8%
Impairment loss on real estate	—	13,000	(13,000)	(100.0)%
Total expenses	$52,119	$45,773	$6,346	13.9%
Gain on real estate disposition	$—	$—	$—	100.0%

•
Same store rental expenses decreased primarily due to two lease terminations at one healthcare property during 2019, coupled with a decrease in real estate tax expense at a certain data center property as a result of a successful tax appeal.

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of seven operating properties since July 1, 2019.

•	Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger on October 4, 2019.

•
General and administrative expenses increased primarily due to an increase in administrative costs of managing and operating our real estate properties in connection with our growth and an increase in transfer agent fees related to an increase in our number of stockholders as a result of the REIT Merger.

•	Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors.

•
Asset management fees increased due to an increase in our real estate properties since July 1, 2019 primarily as a result of the REIT Merger. Effective September 30, 2020, as an internally managed company, we will no longer pay the Former Advisor and its affiliates such fees or any fees arising from the advisory agreement.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since July 1, 2019, as a result of the REIT Merger and property acquisitions, coupled with the accelerated amortization of one in-place lease intangible asset in the amount of $3.2 million, related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment. During the three months ended September 30, 2019, we accelerated the amortization of one in-place lease intangible asset in the amount of $0.5 million, related to one in-place lease intangible asset.

•	Impairment loss on real estate decreased as a result of an impairment recorded in the amount of $13.0 million during the three months ended September 30, 2019 related to one healthcare property.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$5,202	$5,277	$(75)	(1.4)%
Interest on credit facility	7,748	6,167	1,581	25.6%
Interest on finance lease	10	—	10	100.0%
Amortization of deferred financing costs	990	647	343	53.0%
Notes receivable interest income	(501)	—	(501)	100.0%
Amortization of origination fee	70	—	70	100.0%
Other income	(35)	—	(35)	100.0%
Cash deposits interest	(18)	(158)	140	(88.6)%
Capitalized interest	(182)	(13)	(169)	1,300.0%
Total interest and other expense, net	$13,284	$11,920	$1,364	11.4%

•
Interest on credit facility increased due to an increase from the weighted average outstanding principal balance on our credit facility, offset by a decrease in London Interbank Offered Rate, or LIBOR, interest rates.

•	Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable on May 28, 2020.

•	Capitalized interest increased as a result of an increase in capital projects, which include two development properties acquired in December 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table represents the breakdown of the nine months ended September 30, 2020 total rental revenue, as presented prior to the adoption of ASC 842, Leases, and compares with 2019 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Same store rental revenue	$124,166	$122,416	$1,750	1.4%
Non-same store rental revenue	4,497	220	4,277	1,944.1%
Legacy REIT I properties rental revenue	58,662	—	58,662	100.0%
Same store tenant reimbursements	17,995	18,643	(648)	(3.5)%
Non-same store tenant reimbursements	58	4	54	1,350.0%
Legacy REIT I properties tenant reimbursements	3,218	—	3,218	100.0%
Other operating income	131	184	(53)	(28.8)%
Total rental revenue	$208,727	$141,467	$67,260	47.5%

•
Same store rental revenue increased primarily due to the write off of a below-market lease intangible liability in the amount of approximately $2.0 million related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment, partially offset by rent not being collected from two tenants, the leases with which were terminated during 2019.

•	Non-same store rental revenue and tenant reimbursements increased due to the acquisition of seven operating properties since January 1, 2019.

•
Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019. During the nine months ended September 30, 2020, we wrote-off approximately $0.3 million of rental revenue, attributable to one tenant that was experiencing financial difficulties and vacated the property on June 19, 2020, by accelerating the amortization of one above-market lease intangible asset. During the nine months ended September 30, 2020, we sold one Legacy REIT I property.

•
Same store tenant reimbursements decreased primarily due to a decrease in real estate tax expenses at certain data center properties as a result of successful tax appeals, coupled with two lease terminations during 2019. Additionally, during the nine months ended September 31, 2020, we wrote off tenant reimbursements related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Same store rental expenses	$28,244	$29,977	$(1,733)	(5.8)%
Non-same store rental expenses	494	33	461	1,397.0%
Legacy REIT I properties rental expenses	5,740	—	5,740	100.0%
General and administrative expenses	9,960	5,177	4,783	92.4%
Internalization transaction expenses	3,640	—	3,640	100.0%
Asset management fees	17,914	10,527	7,387	70.2%
Depreciation and amortization	80,608	50,110	30,498	60.9%
Impairment loss on real estate	—	13,000	(13,000)	(100.0)%
Total expenses	$146,600	$108,824	$37,776	34.7%
Gain on real estate disposition	$2,703	$—	$2,703	100.0%

•
Same store rental expenses decreased primarily due to two lease terminations at one healthcare property during 2019, coupled with a decrease in real estate tax expenses at certain data center properties as a result of successful tax appeals.

•	Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of seven operating properties since January 1, 2019.

•
Legacy REIT I properties rental expenses represent expenses recorded subsequent to the REIT Merger on October 4, 2019. During the nine months ended September 30, 2020, we sold one Legacy REIT I property.

•
General and administrative expenses increased primarily due to an increase in administrative costs of managing and operating our real estate properties in connection with our growth and an increase in transfer agent fees related to an increase in our number of stockholders as a result of the REIT Merger.

•	Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors.

•
Asset management fees increased due to an increase in our real estate properties since January 1, 2019 primarily as a result of the REIT Merger. Effective September 30, 2020, as an internally managed company, we will no longer pay the Former Advisor and its affiliates such fees or any fees arising from the advisory agreement.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2019, as a result of the REIT Merger and property acquisitions, coupled with the accelerated amortization of two in-place lease intangible assets in the amount of $4.7 million, related to one tenant that was experiencing financial difficulties and vacated the property on June 19, 2020 and another tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment. During the nine months ended September 30, 2019, we accelerated the amortization of two in-place lease intangible assets in the amount of $3.2 million.

•	Impairment loss on real estate decreased as a result of an impairment recorded in the amount of $13.0 million during the nine months ended September 30, 2019 related to one healthcare property.

•	Gain on real estate disposition increased due to the sale of one Legacy REIT I property.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$15,365	$15,670	$(305)	(1.9)%
Interest on credit facility	25,801	14,582	11,219	76.9%
Interest on finance lease	10	—	10	100.0%
Amortization of deferred financing costs	2,883	1,876	1,007	53.7%
Notes receivable interest income	(686)	—	(686)	100.0%
Amortization of origination fee	96	—	96	100.0%
Other income	(35)	—	(35)	100.0%
Cash deposits interest	(169)	(411)	242	(58.9)%
Capitalized interest	(463)	(69)	(394)	571.0%
Total interest and other expense, net	$42,802	$31,648	$11,154	35.2%

•	Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on our credit facility, offset by a decrease in LIBOR interest rates.

•	Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable on May 28, 2020.

•	Capitalized interest increased as a result of an increase in capital projects, which include two development properties acquired in December 2019.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us, and when necessary, capital reserves. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or, as necessary, to respond to unanticipated additional capital needs.
As discussed above, effective September 30, 2020, we will no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, going forward we will incur additional payroll and overhead costs. In general, we anticipate various benefits from the internalization, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for internal management structure in traded equity REITs.
For the quarter ended June 30, 2020, we were not in compliance with one of our mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic and has not missed any rental payments. The lenders waived compliance with the covenant through June 30, 2020. Consequently, as of June 30, 2020, we were in compliance with all covenants in our loan agreement. During the quarter ended September 30, 2020, we amended the mortgage loan agreement to, among other things, modify the rent coverage ratio beginning with the quarter ended September 30, 2020 through the quarter ending June 30, 2021. As of September 30, 2020, we were in compliance with all covenants in the mortgage loan agreement.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility, as well as secured and unsecured borrowings from banks and other lenders.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the principal amount of our long-term debt as it becomes due or matures, long-term capital investments demand for our real estate properties, costs to acquire additional real estate properties and our distributions necessary to maintain our REIT status.
We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our credit facility and proceeds from secured or unsecured borrowings from banks or other lenders.
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
Capital Expenditures
We will require approximately $23.9 million in expenditures for capital improvements over the next 12 months, of which $18.4 million relates to two development projects, one of which we completed in November 2020 and the other we anticipate to complete in February 2021. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. As of September 30, 2020, we had $6.5 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2020, we had approximately $75.5 million in cash and cash equivalents. For the nine months ended September 30, 2020, we paid capital expenditures of $21.3 million that primarily related to one data center property and four healthcare properties.
Credit Facility
As of September 30, 2020, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the KeyBank Credit Facility can be increased to $1,000,000,000 any time before April 27, 2021.
As of September 30, 2020, the maximum commitment available under our senior unsecured term loan with KeyBank National Association as Administrative Agent for the lenders, or the Term Loan, was $520,000,000 with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
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
On July 10, 2020, we, our Operating Partnership, certain of our subsidiaries, KeyBank National Association and the other lenders listed as lenders in our credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under our credit facility. In particular, the second amendments (i) modify the calculation of Adjusted Net Operating Income, or ANOI, such that beginning with the second quarter of 2020 and continuing thereafter, ANOI is calculated using a trailing 12 month accrual method, rather than a trailing six month annualized cash-based approach, and waives a rent coverage ratio requirement with respect to certain healthcare pool properties beginning with the quarter ended June 30, 2020 through and including the quarter ending June 30, 2021, and (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events.
During the nine months ended September 30, 2020, we drew $140,000,000 on our credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 4—"Acquisitions and Dispositions") and to fund share repurchases, $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak and $45,000,000 of which was related to another property acquisition and the Internalization Transaction. During the nine months ended September 30, 2020, we repaid $65,000,000 on our credit facility.
During the nine months ended September 30, 2020, we added two healthcare properties to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $8,704,000. As of September 30, 2020, we had a total pool availability under our credit facility of $1,138,249,000 and an aggregate outstanding principal balance of $983,000,000; therefore, $155,249,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of September 30, 2020.

Cash Flows
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change	% Change
Net cash provided by operating activities	$80,604	$52,540	$28,064	53.4%
Net cash used in investing activities	$55,716	$77,824	$(22,108)	(28.4)%
Net cash (used in) provided by financing activities	$(14,612)	$23,806	$(38,418)	(161.4)%
Operating Activities

•
Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of 67 operating properties, inclusive of 60 properties acquired in the REIT Merger, since January 1, 2019, one of which was sold on May 28, 2020, offset by rent not being collected from two tenants, the leases with which were terminated during 2019, and the interest expense paid related to the increase in borrowings on our credit facility.

Investing Activities

•
Net cash used in investing activities decreased primarily due to a decrease in acquisition of real estate properties and proceeds from a real estate disposition, offset by the closing of the Internalization Transaction and an increase in capital projects, which include two development properties, during the nine months ended September 30, 2020.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in repurchases of common stock, an increase in cash distributions paid to our stockholders primarily related to an increase in our number of stockholders as a result of the REIT Merger and a paydown of the credit facility, offset by an increase in proceeds from our credit facility that were used to fund share repurchases, two property acquisitions and the Internalization Transaction.

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
We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash - common stockholders	$57,321		$33,329
Distributions reinvested (shares issued)	23,055		31,275
Total distributions	$80,376		$64,604
Source of distributions:
Cash flows provided by operations (1)	$57,321	71%	$33,329	52%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	23,055	29%	31,275	48%
Total sources	$80,376	100%	$64,604	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of September 30, 2020, were approximately $8.8 million for common stockholders. These distributions were paid on October 1,

2020.
For the nine months ended September 30, 2020, we declared and paid distributions of approximately $80.4 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, including shares issued pursuant to the DRIP, as compared to FFO (as defined below) for the nine months ended September 30, 2020 of approximately $99.9 million.
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2020, see Note 18—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of September 30, 2020, we had approximately $1,437.5 million of principal debt outstanding, of which $454.5 million related to notes payable and $983.0 million related to our credit facility. See Note 11—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2020, were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$1,200	$78,356	$29,686	$109,470	$218,712
Interest payments—fixed rate debt	9,442	12,888	10,103	7,984	40,417
Principal payments—variable rate debt fixed through interest rate swap agreements	3,263	482,548	250,000	—	735,811
Interest payments—variable rate debt fixed through interest rate swap agreements (1)	29,573	39,727	10,311	—	79,611
Principal payments—variable rate debt	—	213,000	270,000	—	483,000
Interest payments—variable rate debt (2)	11,613	16,695	8,117	—	36,425
Capital expenditures	23,866	3,041	5,470	4,245	36,622
Ground lease and office lease payments	2,604	3,823	3,668	142,602	152,697
Deferred internalization transaction purchase price (3)	7,500	7,500	—	—	15,000
Total	$89,061	$857,578	$587,355	$264,301	$1,798,295

(1)	We used the fixed rates under our interest rate swap agreements as of September 30, 2020, to calculate the debt payment obligations in future periods.

(2)	We used LIBOR plus the applicable margin under our variable rate debt agreements as of September 30, 2020, to calculate the debt payment obligations in future periods.

(3)	Represents contractual obligation under the Internalization Transaction Purchase Agreement dated July 28, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
Prior to the completion of the Internalization Transaction, we had been a party to the advisory and management agreements with our Former Advisor and its affiliates. Pursuant to the agreements with our Former Advisor and its affiliates whereby we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 12—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements. Going forward, as an internally managed company, we will no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement.

Non-GAAP Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP measures defined by management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses incurred in connection with business combinations; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude acquisition expenses in connection with the Internalization Transaction, amortization of above and below-market leases, along with the net of right-of-use assets - operating leases and right-of-use assets - finance lease, resulting from above- and below- market leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment). The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition expenses. Acquisition expenses incurred and paid in connection with the Internalization Transaction consist of payments to third parties. Acquisition expenses are paid in cash by us, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition expenses, such expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Under GAAP, acquisition fees and expenses related to acquisitions determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
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
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from financing sources and not from operations. By excluding acquisition fees and expenses related to business combination transactions, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

Reconciliation of FFO and MFFO
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$5,264	$(9,630)	$22,028	$995
Adjustments:
Depreciation and amortization (1)	28,248	16,254	80,607	50,110
Gain on real estate disposition	—	—	(2,703)	—
Impairment loss on real estate	—	13,000	—	13,000
FFO attributable to common stockholders	$33,512	$19,624	$99,932	$64,105
Adjustments:
Amortization of intangible assets and liabilities (2)	(2,810)	(1,285)	(4,067)	(3,438)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	235	141	702	365
Straight-line rent (3)	(5,235)	(2,784)	(16,146)	(8,440)
Internalization transaction expenses (4)	2,235	—	3,640	—
MFFO attributable to common stockholders	$27,937	$15,696	$84,061	$52,592
Weighted average common shares outstanding - basic	221,346,730	137,063,509	221,293,405	136,461,135
Weighted average common shares outstanding - diluted	221,406,461	137,063,509	221,335,874	136,484,303
Weighted average common shares outstanding - diluted for FFO	221,406,461	137,082,259	221,335,874	136,484,303
Net income per common share - basic	$0.02	$(0.07)	$0.10	$0.01
Net income per common share - diluted	$0.02	$(0.07)	$0.10	$0.01
FFO per common share - basic	$0.15	$0.14	$0.45	$0.47
FFO per common share - diluted	$0.15	$0.14	$0.45	$0.47

(1)
During the three months ended September 30, 2020 and 2019, we wrote off in-place lease intangible assets in the amounts of approximately $3.2 million and $0.5 million, respectively, by accelerating the amortization of the acquired intangible assets. During the nine months ended September 30, 2020 and 2019, we wrote off in-place lease intangible assets in the amounts of approximately $4.7 million and $3.2 million, respectively, by accelerating the amortization of the acquired intangible assets.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the nine months ended September 30, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $0.3 million, by accelerating the amortization of the acquired intangible asset. During the three and nine months ended September 30, 2020, we wrote off one below-market lease intangible liability in the amount of approximately $2.0 million by accelerating the amortization of the acquired intangible liability. During the three and nine months ended September 30, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $0.2 million by accelerating the amortization of the acquired intangible liability.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three and nine months ended September 30, 2020, we wrote off approximately $0.1 million of straight-line rent. During the three and nine months ended September 30, 2019, we wrote off approximately $0.1 million and $0.6 million, respectively, of straight-line rent. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)
Under GAAP, acquisition fees and expenses related to transactions determined to be business combinations are expensed as incurred. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors incurred in connection with the Internalization Transaction. We believe that adjusting for such non-

recurring items provides useful supplemental information because such expenses may not be reflective of on-going operations and aligns with our analysis of operating performance.
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
As of September 30, 2020, we had 20 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $735.8 million. In addition, as of September 30, 2020, we had $483.0 million principal variable rate debt outstanding that is indexed to LIBOR. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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

The following table summarizes our principal debt outstanding as of September 30, 2020 (amounts in thousands):

September 30, 2020
Notes payable:
Fixed rate notes payable	$218,712
Variable rate notes payable fixed through interest rate swaps	235,811
Total notes payable	454,523
Credit facility:
Variable rate revolving line of credit	183,000
Variable rate term loan fixed through interest rate swaps	500,000
Variable rate term loans	300,000
Total credit facility	983,000
Total principal debt outstanding (1)	$1,437,523

(1)	As of September 30, 2020, the weighted average interest rate on our total debt outstanding was 3.5%.
As of September 30, 2020, $483.0 million of the $1,437.5 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.4% per annum. As of September 30, 2020, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $2.4 million per year.
As of September 30, 2020, we had 20 interest rate swap agreements outstanding, which mature on various dates from December 2020 to December 2024, with an aggregate notional amount under the swap agreements of $735.8 million. As of September 30, 2020, the aggregate settlement liability value was $25.3 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2020, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $16.4 million. These interest rate swap agreements were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2020 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. During the three months ended September 30, 2020, we modified existing controls and processes to support the Internalization Transaction. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 17—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2020, our cash flows provided by operations of approximately $80.6 million covered 100% of our distributions paid (total distributions were approximately $80.4 million, of which $57.3 million was cash and $23.1 million was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets and the sale of additional securities. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of September 30, 2020, we owned 153 properties, located in 68 MSAs, and two µSAs, two of which accounted for 10.0% or more of our revenue for the nine months ended September 30, 2020. Properties located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.7% and 10.2%, respectively, of our rental revenue for the nine months ended September 30, 2020. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of September 30, 2020, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the nine months ended September 30, 2020. The leases with tenants under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the nine months ended September 30, 2020.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the nine months ended September 30, 2020, approximately 16.6% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 17.0% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 66.4% of our total rental revenue was derived from tenants that were not rated. Approximately 17.3% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
A tenant is considered creditworthy if it has a financial profile that we believe meets our criteria. In evaluating the creditworthiness of a tenant or prospective tenant, we will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and other lease terms at the time of the property acquisition.
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the nine months ended September 30, 2020, and subsequent, through the day of this Quarterly Report on Form 10-Q, certain of our tenants experienced a deterioration in their creditworthiness due to number of factors, including but not limited to the COVID-19 pandemic, however, none of these tenants are material to our overall portfolio.
Terrorist attacks, acts of violence or war, civil unrest or public health crises (including the ongoing COVID-19 pandemic) may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of violence or war, civil unrest and public health crises (including the ongoing COVID-19 pandemic) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of war, civil unrest, or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
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
The number of tenants that requested rent deferrals to date as a result of the COVID-19 pandemic, relative to the overall portfolio, is a minor share, and we anticipate a relatively short duration of these unprecedented circumstances. As of November 6, 2020, we have cash and available liquidity of approximately $250 million, which equates to almost two times annual operating expenses and annual debt service based on our annualized nine months ended September 30, 2020 results. Furthermore, we will enforce our contractual lease rights when and where appropriate to ensure that tenants who can pay rent, do pay rent. However, if tenants default on their rent and vacate, the ability to re-lease the space is likely to be more difficult if the economic slowdown continues, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 1, 2020, we granted an aggregate of 27,744 shares of restricted Class A common stock under our Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, to our four independent directors at a price per share of $8.65, the most recent estimated net asset value per share. Each independent director received 6,936 shares of restricted Class A common stock. Restricted shares of Class A common stock issued to the independent directors in July 2020 will vest over a three-year period following the first anniversary of the date of grant in increments of 33.34% per annum.
On October 1, 2020, in accordance with the A&R Incentive Plan, we awarded an aggregate of 3,468 shares of restricted Class A common stock under the A&R Incentive Plan, to our four independent directors at a price per share of $8.65. Each independent director received 867 shares of restricted Class A common stock. Restricted stock issued to our independent directors will vest over a one-year period.
On October 1, 2020, Mr. Seton and Ms. Neely received a grant of 231,214 and 115,607 time-based restricted shares of Class A common stock, respectively, with a grant date fair value of $2,000,000 and $1,000,000, respectively, which, subject to the Executive’s continuous employment through the applicable vesting dates, with certain exceptions, will vest on December 31, 2024, or, if earlier, on the 15th month anniversary of the date of a “qualified event” (such as a listing of our stock on a nationally recognized stock exchange or an underwritten public offering of our stock). The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
Additionally, on October 1, 2020, we granted one-time awards of 206,936 restricted shares of Class A common stock to certain employees at a price per share of $8.65. The restricted shares of Class A common stock will vest on December 31, 2024, or, if earlier, on the 15th month anniversary of the date of a “qualified event” defined above. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
The foregoing issuance of the restricted shares of our Class A common stock were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2020.
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

During the three months ended September 30, 2020, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 2020	195,054	$8.65	195,053	$—
August 2020	—	$—	—	$—
September 2020 (1)	29,362	$8.65	29,362	$—
Total	224,416		224,415

(1)
On September 30, 2020, in accordance with the Purchase Agreement, we repurchased 29,362 shares held by Carter Validus REIT Management Company II, LLC, our former sponsor, for an aggregate purchase price of approximately $254,000 (an average of $8.65 per share).

During the three months ended September 30, 2020, we repurchased approximately $1,940,000 of Class A shares, Class T shares and Class T2 shares of common stock.
Additionally, effective as of the closing of the Internalization Transaction, the Operating Partnership redeemed the limited partner interest held by our Former Advisor for an aggregate purchase price of approximately $2,000.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
Effective September 30, 2020, Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CVMC REIT II, LLC, CVOP Partner, LLC, Carter/Validus Operating Partnership, LP and CV Manager, LLC changed their names to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila REIT, LLC, Sila Partner, LLC, Sila Operating Partnership, LP and Sila Realty Management Company, LLC, respectively. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

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

3.8	Articles of Amendment. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2020, and incorporated herein by reference).

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

10.5
Joinder Agreement (Master Credit Facility), dated September 8, 2020, by HCII-250 SW BROOKSIDE DRIVE, LLC and HCII-3440 W. MARTIN LUTHER KING JR. BLVD., LLC, to KeyBank National Association, as Agent. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 11, 2020, and incorporated herein by reference).

10.6
Joinder Agreement (Term Loan), dated September 8, 2020, by HCII-250 SW BROOKSIDE DRIVE, LLC and HCII-3440 W. MARTIN LUTHER KING JR. BLVD., LLC, to KeyBank National Association, as Agent. (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 11, 2020, and incorporated herein by reference).

10.7
Third Amended and Restated Limited Partnership Agreement of Sila Realty Operating Partnership, LP f/k/a Carter Validus Operating Partnership II, LP. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2020, and incorporated herein by reference).

10.8*	Form of Restricted Stock Award Agreement (Executive Officers)

10.9*	Form of Restricted Stock Award Agreement (Independent Directors)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 27, 2020, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 16, 2020	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)