Form 10-K
period 2020-12-31
Sila Realty Trust, Inc.
filed 2021-03-24
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
SILA REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813)-287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Carter Validus Mission Critical REIT II, Inc.
(Former name, former address or former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.
As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 165,739,000 shares of Class A common stock, 12,492,000 shares of Class I common stock, 39,067,000 shares of Class T common stock and 3,463,000 shares of Class T2 common stock held by non-affiliates, for an aggregate market value of approximately $1,433,644,000, $108,053,000, $337,933,000 and $29,952,000, respectively, assuming a market value of $8.65 per share of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, based on the Registrant's estimated per share net asset value as of June 30, 2020, of the Registrant's common stock established by the Registrant's board of directors at that time.
As of March 19, 2021, there were approximately 166,838,000 shares of Class A common stock, 12,766,000 shares of Class I common stock, 39,682,000 shares of Class T common stock and 3,427,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2021 annual stockholders meeting, which is expected to be filed no later than April 30, 2021, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Sila Realty Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I
Item 1. Business.
Changes from Prior Periodic Reports
In this report we have complied with the disclosure required by the Securities and Exchange Commission, or SEC, Release No. 33-10825 “Modernization of Regulation S-K Items 101, 103, and 105” and we have early adopted the changes in disclosure standards included in SEC Release No. 33-10890 “Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”
Modernization of Regulation S-K
Effective as of November 9, 2020, the SEC issued Release No. 33-10825 “Modernization of Regulation S-K Items 101, 103, and 105”. This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosure relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party. This report reflects these changes. These changes are required for any annual report subsequent to the effective date. As such, we have adopted these changes in this report.
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information”, which will become fully effective on August 9, 2021, with voluntary compliance permitted on or after February 10, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis to, among other things, eliminate the requirement of the contractual obligations table. Early application is permitted if companies comply with the amended item in its entirety. We elected to adopt changes early in this Form 10-K.
General Description of Business and Operations
Sila Realty Trust, Inc., formerly known as Carter Validus Mission Critical REIT II, Inc., or the Company, or we, is a Maryland corporation that was formed on January 11, 2013, and has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Sila Realty Operating Partnership, LP f/k/a Carter Validus Operating Partnership II, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. We are the sole general partner and, prior to the completion of the Internalization Transaction (as defined herein) on September 30, 2020, Carter Validus Advisors II, LLC, or our Former Advisor, was the special limited partner of the Operating Partnership. As of the closing of the Internalization Transaction, we own directly, all of the interests in the Operating Partnership.
We were formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases, to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests, including securities, in other real estate entities. We also may originate or invest in real estate-related debt.
We raised the equity capital for our real estate investments through two public offerings, or the Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017. As of December 31, 2020, we had accepted investors’ subscriptions for and issued approximately 151,238,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,467,668,000, before share repurchases of $116,956,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,618,000
As of December 31, 2020, we owned 153 real estate properties, comprising of approximately 8,480,000 rentable square feet of single-tenant and multi-tenant commercial space located in 68 metropolitan statistical areas, or MSA, and two micropolitan statistical areas, or µSA. As of December 31, 2020, the rentable space of these real estate properties was 93.0% leased.

We have historically established, and intend to continue to establish, an estimated per share net asset value, or Estimated Per Share NAV, on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last three years as of each valuation date presented below:

Valuation Date	Effective Date	Estimated Per Share NAV
June 30, 2018	October 1, 2018	$9.25
October 31, 2019	December 18, 2019	$8.65
September 30, 2020	December 8, 2020	$8.69
The global outbreak of coronavirus, or COVID-19, has forced temporary closures, changes to the operating hours or other temporary changes to the business of certain tenants in our healthcare and data center properties. In response, certain of our tenants had sought rent concessions, including decreased rent or rent deferrals. We discussed the circumstances with our tenants and granted rent deferrals to an immaterial number of tenants impacted by COVID-19, relative to the overall portfolio. At this time, we anticipate decreased rent and rent deferral repayments to continue for a relatively short time and to have an immaterial impact on the collectability of tenant receivables over their respective term of the lease. During the year ended December 31, 2020, we entered into 30 rent concessions and lease modifications due to the impact of COVID-19 on our tenants, and collected approximately 99% of rental revenue related to these lease concessions and lease modifications for such period. The potential impact of the COVID-19 pandemic on the future value of our assets may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. Therefore, although we intend to publish an updated Estimated Per Share NAV on an annual basis, we may be required to reevaluate the Estimated Per Share NAV sooner if the COVID-19 outbreak has an impact on our Company, tenants and assets that materially differs from the impact currently factored into our Estimated Per Share NAV.
SC Distributors, LLC, an affiliate of our Former Advisor, or our Dealer Manager, served as the dealer manager of our Offerings. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer affiliated with us. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.
Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of the stockholders. In the event we do not achieve a liquidity event on or before the seventh anniversary of the completion or termination of the primary offering of our initial public offering, or November 24, 2024, our charter requires either (a) an amendment to our charter to extend or eliminate the deadline to achieve a liquidity event (which would require the approval of our stockholders); or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio. A liquidity event could include a sale of all or substantially all our assets, a sale or merger of our company, a listing of our common stock on a national securities exchange (provided we meet the then applicable listing requirements), or other similar transaction.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., our Operating Partnership and all wholly-owned subsidiaries.
Internalization Transaction
Prior to September 30, 2020, we were externally advised and managed by Carter Validus Advisors II, LLC, or our Former Advisor. On July 28, 2020, we and our Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, which provided for the internalization of the external management functions previously performed for us and our Operating Partnership by our Former Advisor and its affiliates, or the Internalization Transaction. The Purchase Agreement was entered into with our Former Advisor and various affiliates of our Former Advisor, or the Sellers, and Sila Realty Management Company, LLC f/k/a CV Manager, LLC, a newly formed Delaware limited liability company, or Manager Sub. On September 30, 2020, we closed the Internalization Transaction. Effective September 30, 2020, as a result of the Internalization Transaction, our Former Advisor is no longer affiliated with us.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization Transaction, the Sellers assigned or caused to be assigned to Manager Sub all of the assets necessary to operate our business and our subsidiaries, or the Business, and delegated all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement. Immediately thereafter, under the Purchase Agreement, our Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed our Former Advisor’s limited partner interest (including special limited partner interest) in our Operating Partnership. $25,000,000 of the Purchase Price was paid on September 30, 2020, or the Closing, and, subject to certain acceleration provisions: (i) $7,500,000 will be due and payable on March 31, 2021, and (ii) $7,500,000 will be due and payable on March 31, 2022.
On September 30, 2020, we and Sila REIT, LLC, f/k/a Carter Validus Mission Critical REIT II, LLC, entered into the Third Amended and Restated Agreement of Limited Partnership of our Operating Partnership, or the Third A&R LP Agreement, in order to reflect the completion of the Internalization Transaction.
Upon completion of the Internalization Transaction, 76 individuals, who were previously employed by an affiliate of our Former Advisor, became our employees, and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we will no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, we entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely have served from and after the Closing as our Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements became effective at and upon the Closing.
Effective upon the Closing, our board of directors approved the establishment of a compensation committee and a nominating and corporate governance committee.
On July 28, 2020, pursuant to the Purchase Agreement, John E. Carter resigned as the chairman of our board of directors, effective immediately. On July 28, 2020, our board of directors elected Jonathan Kuchin, independent director and the chairman of the audit committee, as chairman of our board of directors, effective immediately. On September 30, 2020, pursuant to the Purchase Agreement and as a closing condition therein, John E. Carter resigned as a director of our board of directors at and upon the Closing. As a result of Mr. Carter’s resignation, our board of directors reduced its size so that it now has five members, four of whom are independent directors.
Other Key Developments during 2020 and Subsequent
•On April 30, 2020, due to the uncertainty surrounding the ongoing COVID-19 pandemic and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under the share repurchase program, except for repurchase requests due to death, effective with repurchase requests processed on the third quarter repurchase date of 2020, which was July 30, 2020. On December 11, 2020, our board of directors authorized and approved the Amended and Restated Share Repurchase Program, or the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021. Under the A&R SRP, the Company will only repurchase shares due to death or involuntary exigent circumstance in accordance with the A&R SRP, subject in each case to the terms and limitations of the A&R SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations.
•On December 1, 2020, our board of directors established the Estimated Per Share NAV of $8.69, which was calculated as of September 30, 2020, and became effective on December 8, 2020.
•During the year ended December 31, 2020, we purchased two operating healthcare properties, comprising approximately 49,000 of rentable square feet for an aggregate purchase price of approximately $16,077,000. In addition, we purchased one development healthcare property for approximately $58,000 in acquisition costs and funded approximately $849,000 related to the construction. We anticipate completing the development project in January 2022.
•During the year ended December 31, 2020, we sold two healthcare properties for an aggregate sale price of $58,000,000 and generated net proceeds of $28,542,000. In connection with the sale of one of the healthcare properties, we issued a note receivable in the amount of $28,000,000.
•During the year ended December 31, 2020, we drew $140,000,000 on our credit facility, $20,000,000 of which was related to a property acquisition and the funding of share repurchases, $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 pandemic and $45,000,000 was related to another property acquisition and the Internalization Transaction. During the year ended December 31, 2020, we repaid $110,000,000 on our credit facility.
•As of March 19, 2021, we, through our wholly-owned subsidiaries, owned 153 real estate properties, for an aggregate purchase price of $3,084,201,000 and composed of approximately 8,541,000 rentable square feet of commercial space.
•As of March 19, 2021, we had a $938,000,000 outstanding principal balance under our credit facility.

Investment Objectives and Policies
Our primary investment objectives are to:
•acquire high quality healthcare properties and data centers leased to tenants capitalizing on critical and structural economic growth drivers;
•pay regular cash distributions to stockholders;
•preserve, protect and return capital contributions to stockholders;
•realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and
•be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.
We cannot assure stockholders that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, we have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of our board of directors. Our board of directors may revise our investment objectives and policies if it determines it is in the best interest of our stockholders.
Investment Strategy
We focus our investment activities on acquiring mission critical net-leased properties that are primarily in the data center and healthcare sectors. We expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to maintain our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940.
We seek to obtain investments that are (i) essential to the successful business operations of the tenant, or "mission critical"; (ii) leased to creditworthy and investment grade tenants, preferably on a net-leased basis; (iii) long-term leases, preferably with terms of six years or longer, which typically include annual or periodic fixed rental increases; and (iv) located in geographically diverse, established markets with superior access and visibility.
We may acquire properties in various stages of development or that require substantial refurbishment or renovation. We will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the effect such properties would have on the diversification of our portfolio, and our investment objectives of realizing both current income and capital appreciation upon the sale of such properties.
To the extent feasible, we will continue to seek to achieve a well-balanced portfolio of real estate investments that is diversified by geographic location, age and lease maturities. We also intend to focus on acquiring properties in the high-growth data center and healthcare sectors. We expect that tenants of our properties will be diversified between national, regional and local companies.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by: (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease; (3) monitoring news reports and other available information regarding our tenants and their underlying businesses; (4) monitoring the timeliness of rent collections; and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the year ended December 31, 2020, and subsequent, through the day of this Annual Report on Form 10-K, certain of our tenants experienced a deterioration in their creditworthiness due to a number of factors, including but not limited to the COVID-19 pandemic's impact, however, none of these tenants are material to our overall portfolio.
Description of Leases
We generally acquire properties subject to existing tenant leases. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rent, all or a majority of the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property), excluding the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss-of-rents insurance. Tenants are generally required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties may be subject to "gross" or "modified gross" leases. "Gross" leases require the tenant to pay a fixed rental amount inclusive of all of the tenant's operating expenses. Any operating expenses not covered by the tenant's rental amount are the responsibility of the landlord (including any operating expense increases in subsequent years). "Modified gross" leases typically require the tenant to pay, in addition to a fixed rental amount, a portion of the operating expenses of the property.
A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2020, the weighted average remaining lease term of our properties was 9.6 years. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent periodically during the lease term.
Investment Decisions
We may purchase, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon our recommendation.
In evaluating and presenting investments for approval, we, to the extent such information is available, consider and provide to our board of directors, with respect to each property, the following:
•proposed purchase price, terms and conditions;
•physical condition, age, curb appeal and environmental reports;
•location, visibility and access;
•historical financial performance;
•tenant rent roll and tenant creditworthiness;
•lease terms, including rent, rent increases, length of lease term, specific tenant and landlord responsibilities, renewal, expansion, termination, purchase options, exclusive and permitted uses provisions, assignment and sublease provisions, and co-tenancy requirements;
•local market economic conditions, demographics and population growth patterns;
•neighboring properties; and
•potential for new property construction in the area.
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

Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which it believes there is a high probability of our foreclosure upon the property or we intend to foreclose upon the property in order to acquire the underlying assets.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or we may purchase existing loans that were originated by other lenders. We will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meet our investment criteria and objectives.
Investing in Real Estate Securities
We may invest in non-majority owned securities of both publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. However, any investment in equity securities (including any preferred equity securities) that are not listed on a national securities exchange or traded in an over-the-counter market must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive and commercially reasonable.
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
We may, with the prior approval of our board of directors, dispose of an asset or asset portfolios with a contract sale price of $15,000,000 or less, using the greater of (i) the most recent net asset value for such asset or asset portfolio, as determined by an independent third-party expert and (ii) the contract sale price of such asset or asset portfolio. Where the sale price is greater than $15,000,000, decisions will be made by our board of directors upon management's recommendation.
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
If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
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
We currently pay, and intend to continue to pay, monthly distributions to our stockholders. If we do not have enough cash from operations to fund distributions, we may borrow or sell assets in order to fund distributions, or make distributions out of net proceeds from potential future offerings. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. Subject to certain exceptions, there is no limit to the amount of distributions that we may pay out of net proceeds from potential future offerings.
In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the ordinary course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to maintain our qualification as a REIT.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute a capital gain.
See Part II, Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions," for further discussion on distribution rates approved by our board of directors.
Human Capital Resources
As of December 31, 2020, we had 74 employees, of which approximately 65% were female and 35% were male. Additionally, as of December 31, 2020, minorities represented approximately 31% of our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. Our employees are offered great flexibility to meet personal and family needs. In an effort to ensure employee safety, we moved to a remote work environment at the onset of the COVID-19 pandemic and continue to be a primarily remote workforce. Once we determine it is safe to resume in-office operations, we will maintain a flexible work policy that allows for remote work at varying levels, dependent on an employee's role in the Company.
Reportable Segments
We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 14—"Segment Reporting" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Insurance
See the section captioned “—Description of Leases” above.
Competition
As we continue to purchase properties for our portfolio, we are in competition with other potential buyers (some of whom have more cash, available liquidity, and/or offer competitive advantages against us in the acquisition of properties) for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk and Significant Leases
As of December 31, 2020, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the segment diversification of our real estate properties based on rental revenue for the year ended December 31, 2020:

Industry	Total Number of Leases	Leased Sq Ft	2020 Rental Revenue (in thousands)(1)	Percentage of 2020 Rental Revenue
Data centers	66	3,179,954	$110,755	40.1%
Healthcare	139	4,989,948	165,781	59.9%
	205	8,169,902	$276,536	100.0%

(1)Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
Based on leases of our properties in effect as of December 31, 2020, one exposure to tenant concentration accounted for 10% or more of our rental revenue as of December 31, 2020. The following table shows the tenant that accounted for 10% or more of our rental revenue as of December 31, 2020:

Tenant	Total Number of Leases	Leased Sq Ft	2020 Rental Revenue (in thousands)(1)	Percentage of 2020 Rental Revenue
Post Acute Medical, LLC (2)	15	721,908	$28,001	10.1%

(1)Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

(2)The following leases are under common control of Post Acute Medical, LLC:

Tenant	Property	Lease Expiration Date
Post Acute Medical at Hammond, LLC	Hammond Healthcare Facility II	05/22/2036
PAM II of Covington, LLC	Covington Healthcare Facility	05/22/2036
Post Acute Medical of New Braunfels, LLC	New Braunfels Healthcare Facility	05/22/2036
Post Acute Medical at Victoria, LLC	Victoria Healthcare Facility II	05/22/2036
Warm Springs Rehabilitation Hospital of Victoria, LLC	Victoria Healthcare Facility	05/22/2036
Warm Springs Specialty Hospital of San Antonio, LLC	San Antonio Healthcare Facility V	01/31/2037
Warm Springs Rehab Hospital of San Antonio	San Antonio Healthcare Facility IV	08/31/2036
*	San Antonio Healthcare Facility III	08/31/2036
*	San Antonio Healthcare Facility	01/31/2037
*	Allen Healthcare Facility	04/30/2033
*	Beaumont Healthcare Facility	05/31/2036
PAM Squared at Las Vegas, LLC	Las Vegas Healthcare Facility	12/05/2037
Post Acute Medical at Luling, LLC	Luling Healthcare Facility	07/31/2030
Clear Lake Institute for Rehabilitation, LLC	Webster Healthcare Facility	05/06/2035
Heartland Rehabilitation Hospital, LLC	Overland Park Healthcare Facility	12/31/2034

*Confidential tenant.
Based on leases of our properties in effect as of December 31, 2020, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our rental revenue as of December 31, 2020:

Location	Total Number of Leases	Leased Sq Ft	2020 Rental Revenue (in thousands)(1)	Percentage of 2020 Rental Revenue
Atlanta-Sandy Springs-Roswell, GA	29	983,832	$32,975	11.9%
Houston-The Woodlands-Sugar Land, TX	7	602,171	28,419	10.3%
	36	1,586,003	$61,394	22.2%

(1)Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
Governmental Regulations
Our real estate properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, zoning regulations, building codes and land use laws and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.
Environmental Matters
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take all reasonable steps to fully comply with these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third-party bodily injury and property damage claims.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statement on Form S-11, amendments to our Registration Statements and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make certain materials that are electronically filed with the SEC available at www.silarealtytrust.com as soon as reasonably practicable.
Item 1A. Risk Factors
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this respect, among other things, unless exempted (prospectively or retroactively) by our board of directors, no person may own (i) more than 9.8% in value of the aggregate of our outstanding shares (of any class or series, including common shares or preferred shares) of stock, or (ii) more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of only our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 610,000,000 shares of stock, of which 510,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Of the 510,000,000 shares of common stock, 185,000,000 shares are designated as Class A shares, 75,000,000 shares are designated as Class I shares, 175,000,000 shares are designated as Class T shares and 75,000,000 shares are designated as Class T2 shares. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in a private offering of securities to institutional investors, (iv) issue restricted shares of our common stock to our independent directors and employees, (v) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.
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
Provisions of the Maryland General Corporation Law (the “MGCL”) and of our charter and bylaws could deter takeover attempts and have an adverse impact on a stockholder’s ability to exit the investment.
The MGCL, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company. We are subject to the Maryland Business Combination Act, which may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.
These provisions, as well as other provisions of our charter and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
General Risks Related to Investments in Real Estate
Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, which may prevent us from being profitable, realizing growth or maintaining the value of our real estate properties, including:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;
•an increase in remote working; changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; changes in tax, real estate, environmental and zoning laws; and periods of high interest rates and tight money supply.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which would reduce our cash flow from operations and the amount available for distributions to our stockholders.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any material payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
As of December 31, 2020, we owned 153 properties, located in 68 MSAs, and two µSAs, two of which accounted for 10.0% or more of our revenue for the year ended December 31, 2020. Properties located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.9% and 10.3%, respectively, of our rental revenue for the year ended December 31, 2020. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of December 31, 2020, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2020. The leases with tenants under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the year ended December 31, 2020.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the year ended December 31, 2020, approximately 16.9% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 15.9% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 67.2% of our total rental revenue was derived from tenants that were not rated. Approximately 17.4% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
In evaluating potential property acquisitions, we apply credit underwriting criteria to the existing tenants of such properties and similarly, to potential new tenants when we are re-leasing properties in our portfolio (to the extent applicable). We expect many of the tenants of our properties to be creditworthy national or regional companies with high net worth and high operating income.
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
We monitor the credit of our tenants to stay abreast of any material changes in credit quality by (1) reviewing the credit ratings of tenants (or their parent companies) that are provided by nationally recognized rating agencies, (2) reviewing financial statements, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the year ended December 31, 2020, and subsequent, through the day of this Annual Report on Form 10-K, certain of our tenants experienced a deterioration in their creditworthiness due to a number of factors, including but not limited to the COVID-19 pandemic, however, none of these tenants are material to our overall portfolio.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcome could adversely affect our business, specifically, our cash flow and the amount available for distributions to our stockholders. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result we would have the status of a creditor in relation to the tenant and we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable for debts incurred by the lessee relating to the property.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We have used substantially all of our gross offering proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time and could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

The outbreak of widespread contagious disease, such as the Coronavirus, could adversely impact the value of our investments, the ability to meet our capital and operating needs or make cash distributions to our stockholders.
The continued spread of COVID-19 could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments.
We rely on access to third-party sources to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends on, in part, general economic and market conditions, including conditions that are out of our control, such as the impact of COVID-19 and related government regulations.
Further, as it relates to our healthcare properties, such a crisis could (i) diminish the public trust in healthcare facilities, (ii) require tenants pursuant to governmental order, or cause patients to, cancel elective procedures, (iii) significantly increase the cost burden faced by our tenants, including if they are required to increase staffing, pay overtime, premiums or incentives to workers or incur other material increases in the cost of labor, expend unanticipated and increased amounts on personal protective equipment, and/or temporarily shut down facilities and implement social distancing, quarantines or stay-at-home orders, and/or (iv) cause a temporary shutdown or diversion of patients of our tenants by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, all of which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions.
The number of tenants that requested rent deferrals to date as a result of the COVID-19 pandemic, relative to the overall portfolio, is a minor share, and we anticipate a relatively short duration of these unprecedented circumstances. As of March 19, 2021, we have cash and available liquidity of approximately $255 million, which equates to almost two times annual operating expenses and annual debt service based on our year ended December 31, 2020 results. Furthermore, we will enforce our contractual lease rights when and where appropriate to ensure that tenants who can pay rent, do pay rent. However, if tenants default on their rent and vacate, the ability to re-lease the space is likely to be more difficult if the economic slowdown continues, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The extent to which our business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus and the response and impact of governments, which we cannot predict.
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
We have used proceeds from our Offerings to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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
Costs of complying with governmental laws and regulations, including those relating to environmental protection, human health and safety and disability accommodation, may adversely affect our income and the cash available for any distributions.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection, human health and safety and disability accommodation. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. They also may impose restrictions on the manner in which real property may be used or businesses may be operated.
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
Risks Associated with Investments in the Healthcare Property Sector
Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions to our stockholders.
Our current and potential healthcare properties and our tenants may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market, including companies such as Amazon.com Inc., as well as telemedicine and telehealth are disrupting "agents" in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. Our tenants’ failure to compete successfully with other healthcare practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Compliance with and changes to healthcare laws and regulations could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to make rent payments and meet obligations to us.
Federal, state and local laws, statutes and regulatory policies, including the Patient Protection and Affordable Care Act of 2010, and any future changes and decisions, may impact one or more specific providers that lease space in any of our properties. In addition, many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through a certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Similarly, tenants of our healthcare properties may become subject to legal claims that their services have resulted in patient injury or other adverse effects in violation of applicable laws, including the Health Insurance Portability and Accountability Act. Such claims may cause our tenants to incur punitive damages arising from professional liability and general liability claims and/or become subject to governmental investigations, enforcement actions or litigation.
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
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services; particularly as telemedicine and telehealth gain popularity; changes in third party reimbursement methods and policies; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers; regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act and other healthcare reform laws and federal court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates; increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on entities; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect demand for healthcare facilities by potential future tenants and the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, operation, and our ability to make distributions to our stockholders.
Risks Associated with Investments in the Data Center Property Sector
Our data center properties depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.
Our data center properties accounted for 40.1% of our total rental revenue for the year ended December 31, 2020. A decline in the technology industry or a decrease in the adoption of data center space could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies, the adoption of new industry standards and the growing acceptance and attractiveness of cloud-based technologies and competition from various public cloud providers (such as Amazon Web Services and Microsoft’s Azure) could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.
Our data center infrastructure may become obsolete or less marketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.
The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we have acquired or may acquire in the future may become obsolete or less marketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) demand for additional redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide. In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When tenants demand new processes or technologies, we may not be able to upgrade our data centers on a cost-effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to the tenant or insufficient revenue to fund the necessary capital expenditures. The obsolescence of the power and cooling systems in such data centers and/or our inability to upgrade our data centers, including associated connectivity, could have a material negative impact on our business. Furthermore, potential future regulations that apply to industries we serve may require users in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. Such regulations could have a material adverse effect on us. If our competitors offer data center space that our existing or potential data center users perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential tenants, incur costs to improve our properties or be forced to reduce our rental rates.
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.
Although, technically, our board of directors may approve unlimited levels of debt, our charter generally limits our ability to incur debt to no greater than 300% of our net assets before deducting depreciation, reserves for bad debts or other non-cash reserves (equivalent to approximately 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.
We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangements in order to acquire properties. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt by the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in the loss of our REIT status and would result in a decrease in the value of our stockholders’ investment.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders at our current level.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level.

The London Inter-bank Offered Rate, or LIBOR, and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
The Financial Conduct Authority, which regulates LIBOR, announced LIBOR rates will permanently cease to be provided or no longer be representative after June 30, 2023. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years and an alternative rate will be established. Although the full impact of such actions and transition away from LIBOR remain unclear, interest rates on our current or future debt obligations may be adversely affected.
Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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
If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the taxable year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional corporate-level tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of a stockholder's investment.
To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our forgoing otherwise attractive investment opportunities.
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90% of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year; (b) 95% of our capital gain net income for that year; and (c) any undistributed taxable income from prior periods, ((a) through (c), collectively, the “Required Distribution”), we would have to pay a 4% nondeductible excise tax on the excess of the Required Distribution over the sum of (x) the amounts that we actually distributed; and the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which could result in stockholders having tax liabilities from such distributions in excess of the cash they receive. It is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
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
Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income at applicable corporate rates. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that excise tax would not arise from such transactions.
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
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent paid to us to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT, which would materially and adversely impact the value of an investment in our shares and in our ability to pay dividends to our stockholders.
Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have a material adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
ERISA Risks
If our assets are deemed to be ERISA plan assets, we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an Employee Retirement Income Security Act of 1974, as amended, or ERISA, plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the "look-through rule." Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as "publicly-offered securities" that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
General Risk Factors
Our shares of common stock are not listed on an exchange, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount. Our stockholders are also limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
There is currently no public market for our shares. Although we presently intend to consider alternatives for providing liquidity to our stockholders no later than five to seven years after the termination of the primary offering of our initial public offering (from November 24, 2022 to November 24, 2024), we do not have a fixed date or method for providing stockholders with liquidity, and our completion of a liquidity event is not guaranteed. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If our stockholders are able to find a buyer for their shares, our stockholders likely will have to sell them at a substantial discount to their purchase price. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. The restrictions of our share repurchase program limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. On December 11, 2020, our board of directors authorized and approved the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021. Under the A&R SRP, we will only repurchase shares due to death or involuntary exigent circumstance in accordance with the A&R SRP, subject in each case to specified terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the limitations of our share repurchase program.
It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of a certain date. The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock is an estimate as of time and may not reflect the value that stockholders will receive for their investment. The Estimated Per Share NAV is determined by an independent third-party valuation firm, the engagement of which is approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Some of these estimates and assumptions relate to potential, future events and expectations, so they are inherently subject to inaccuracy and differences from actual results. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles in the United States on America, or GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that: (i) a stockholder would be able to resell his or her shares at the Estimated Per Share NAV; (ii) a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company; (iii) our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange; (iv) a different independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or (v) the methodology used to estimate our NAV per share would be acceptable to FINRA or comply with ERISA reporting requirements.
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
Our properties are concentrated in, and we expect to continue to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States real estate market include, but are not limited to: financial performance and productivity of, among others, the publishing, advertising, financial, technology, retail, insurance and real estate industries; business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative workplaces (which may be exacerbated by the COVID-19 pandemic, as many commentators believe it will expand and accelerate the growing trend of working remotely and thereby potentially materially decrease the demand for commercial real estate); infrastructure quality; any oversupply of, or reduced demand for, real estate; concessions or reduced rental rates under new leases for properties where tenants defaulted; increased insurance premiums; and increased interest rates.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2020, our cash flows provided by operations of approximately $112.8 million covered 100% of our distributions paid (total distributions were approximately $107.1 million, of which $76.5 million was cash and $30.6 million was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering.
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
We consider a cyber incident to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609.
As of December 31, 2020, we owned a portfolio of 153 properties, located in 68 MSAs and two µSAs, composed of approximately 8,480,000 rentable square feet of commercial space. As of December 31, 2020, 135 of our real estate properties were single-tenant, 17 of our real estate properties were multi-tenant and one of our real estate properties was vacant. As of December 31, 2020, we had two properties under development with estimated lease commencement dates of April 1, 2021 and

February 1, 2022, respectively. As of December 31, 2020, 93.0% of our rentable square feet was leased, with a weighted average remaining lease term of 9.6 years.
Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2020:

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	Healthcare	07/31/2014	1993	—	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	10/29/2014	2001	—	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	Healthcare	12/17/2014	2004	—	100%	22,200	(1)
Stoughton Healthcare Facility	Boston-Cambridge-Newton, MA-NH	Healthcare	12/23/2014	1973	1997	100%	180,744	(1)
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	—	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	Healthcare	12/31/2014	2014	—	87%	7,219	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	Healthcare	01/27/2015	2009	—	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	Healthcare	02/17/2015	2014	—	100%	54,568	(1)
Indianapolis Data Center	Indianapolis-Carmel-Anderson, IN	Data Center	04/01/2015	2000	2014	100%	43,724	(1)
Clarion Healthcare Facility	Pittsburgh, PA	Healthcare	06/01/2015	2012	—	100%	33,000	(1)
Webster Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/05/2015	2015	—	100%	53,514	(1)
Eagan Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	06/29/2015	1998	2015	100%	87,402	(1)
Houston Healthcare Facility II	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/30/2015	1950	2005/2008	8%	8,229	—
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2010	—	100%	51,000	(1)
Cincinnati Healthcare Facility II	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	1960	2014	100%	139,428	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	—	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	Healthcare	07/22/2015	2014	—	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	Healthcare	07/22/2015	2014	—	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	07/24/2015	2007	—	100%	33,217	(1)
Luling Healthcare Facility	Austin-Round Rock, TX	Healthcare	07/30/2015	2002	—	100%	40,901	(1)
Minnetonka Data Center	Minneapolis-St. Paul-Bloomington, MN-WI	Data Center	08/28/2015	1985	2001/2006 /2012/2015	92%	124,324	(1)
Omaha Healthcare Facility	Omaha-Council Bluffs, NE-IA	Healthcare	10/14/2015	2014	—	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	Healthcare	11/20/2015	2005	2010	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	Healthcare	11/20/2015	2005	—	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	Healthcare	12/23/2015	1998	2007/2015	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	Healthcare	12/29/2015	1985	1998/2003	100%	94,076	21,760
Oklahoma City Healthcare Facility II	Oklahoma City, OK	Healthcare	12/29/2015	1994	1999	100%	41,394	(1)
Waco Data Center	Waco, TX	Data Center	12/30/2015	1956	2009	100%	43,596	(1)
Edmond Healthcare Facility	Oklahoma City, OK	Healthcare	01/20/2016	2002	—	100%	17,700	(1)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	Healthcare	01/27/2016	2006	—	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	Healthcare	01/27/2016	2007	—	100%	8,762	(1)
Alpharetta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	02/02/2016	1999	—	100%	77,322	(1)
Flint Data Center	Flint, MI	Data Center	02/02/2016	1989	2016	100%	32,500	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	Healthcare	02/03/2016	1995	1999	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	Healthcare	02/11/2016	2008	—	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	Healthcare	03/01/2016	2018	—	100%	47,008	—
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	Healthcare	03/07/2016	2007	—	100%	14,676	(1)
Franklin Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	03/31/2016	2016	2019	100%	71,726	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	Healthcare	06/22/2016	2016	—	100%	102,978	23,988

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Las Vegas Healthcare Facility	Las Vegas-Henderson-Paradise, NV	Healthcare	06/24/2016	2017	—	100%	56,220	(1)
Somerset Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	06/29/2016	1978	2016	100%	36,118	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	Healthcare	06/30/2016	1997	2008	100%	62,857	(1)
Hawthorne Data Center	Los Angeles-Long Beach-Anaheim, CA	Data Center	09/27/2016	1963	1983/2001	100%	288,000	39,749
McLean Data Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1966	1998	95%	65,794	23,460
McLean Data Center II	Washington-Arlington-Alexandria, DC-VA-MD-WV	Data Center	10/17/2016	1991	2019	100%	62,002	27,540
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Healthcare	11/01/2016	1995	—	100%	89,139	30,471
Andover Data Center	Boston-Cambridge-Newton, MA-NH	Data Center	11/08/2016	2000	—	100%	153,000	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	Healthcare	12/07/2016	2008	—	77%	81,992	21,381
Corpus Christi Healthcare Facility	Corpus Christi, TX	Healthcare	12/22/2016	1992	—	100%	25,102	(1)
Chicago Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/28/2016	1987	2016	100%	115,352	(1)
Blythewood Data Center	Columbia, SC	Data Center	12/29/2016	1983	—	100%	64,637	(1)
Tempe Data Center	Phoenix-Mesa-Scottsdale, AZ	Data Center	01/26/2017	1977	2016	100%	44,244	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	Healthcare	03/30/2017	2002	—	100%	24,722	(1)
Norwalk Data Center	Bridgeport-Stamford-Norwalk, CT	Data Center	03/30/2017	2013	—	100%	167,691	33,400
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	03/31/2017	2007	—	100%	42,627	12,974
Austin Healthcare Facility	Austin-Round Rock, TX	Healthcare	03/31/2017	2012	—	100%	66,095	20,603
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	Healthcare	03/31/2017	1991	—	100%	61,000	5,791
Charlotte Data Center	Charlotte-Concord-Gastonia, NC-SC	Data Center	05/15/2017	1989	2016	100%	52,924	(1)
Atlanta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	06/15/2017	1989	2007/2020 (2)	64%	632,803	116,200
Sunnyvale Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/28/2017	1992	1998	100%	76,573	(1)
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	Healthcare	06/29/2017	2012	—	100%	44,746	10,360
Cincinnati Data Center	Cincinnati, OH-KY-IN	Data Center	06/30/2017	1985	2010	100%	69,826	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	Healthcare	08/25/2017	2005	—	100%	25,892	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	Healthcare	09/20/2017	2007	—	100%	19,184	(1)
King of Prussia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	09/28/2017	1960	1997	100%	50,000	11,671
Tempe Data Center II	Phoenix-Mesa-Scottsdale, AZ	Data Center	09/29/2017	1998	—	100%	58,560	(1)
Houston Data Center	Houston-The Woodlands-Sugar Land, TX	Data Center	11/16/2017	2013	—	100%	103,200	48,607
Saginaw Healthcare Facility	Saginaw, MI	Healthcare	12/21/2017	2002	—	100%	87,843	(1)
Elgin Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	12/22/2017	2000	—	100%	65,745	5,467
Oklahoma City Data Center	Oklahoma City, OK	Data Center	12/27/2017	2008/2016	—	100%	92,456	(1)
Rancho Cordova Data Center	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1982	2008/2010	100%	69,048	(1)
Rancho Cordova Data Center II	Sacramento–Roseville–Arden-Arcade, CA	Data Center	03/14/2018	1984	2012	63%	40,394	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	04/27/2018	2015	—	100%	21,990	(1)
Katy Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	Healthcare	06/08/2018	2015	—	100%	34,296	(1)
San Jose Data Center	San Jose-Sunnyvale-Santa Clara, CA	Data Center	06/13/2018	1999	2009	100%	76,410	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2014	—	100%	18,116	(1)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	Healthcare	09/26/2018	2011	—	100%	20,990	(1)
Canton Data Center	Canton-Massillon, OH	Data Center	10/03/2018	2008	—	100%	29,960	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1992/1999	—	100%	104,419	(1)

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1983	—	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	1995	—	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	Healthcare	10/17/2018	2009	—	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	Healthcare	11/26/2018	2008	—	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	Healthcare	11/28/2018	2004	—	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	Healthcare	11/28/2018	1992	—	100%	12,745	(1)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	Healthcare	08/16/2019	2016	—	100%	16,154	(1)
Laredo Healthcare Facility	Laredo, TX	Healthcare	09/19/2019	1998	—	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	Healthcare	09/19/2019	1998	—	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	Healthcare	09/19/2019	2013	—	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	Healthcare	09/19/2019	1998	—	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	Healthcare	10/04/2019	2012	—	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	Healthcare	10/04/2019	2013	—	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	Healthcare	10/04/2019	2008	—	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	Healthcare	10/04/2019	2007	—	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	Healthcare	10/04/2019	2011	—	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock, TX	Healthcare	10/04/2019	2006	—	100%	18,275	(1)
Bellevue Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2010	—	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2002	2005	100%	9,800	(1)
Bridgeton Healthcare Facility	St. Louis, MO-IL	Healthcare	10/04/2019	2012	—	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	Healthcare	10/04/2019	1984	—	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2004	2010	100%	5,685	(1)
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2010	—	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2005	—	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Lakewood, CO	Healthcare	10/04/2019	1962	2018	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	Healthcare	10/04/2019	2009	—	100%	12,163	(1)
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	Healthcare	10/04/2019	1999	—	100%	5,200	(1)
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	10/04/2019	1994	2009	100%	55,740	(1)
Fort Myers Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	1999	—	100%	32,148	(1)
Fort Myers Healthcare Facility II	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2010	—	100%	47,089	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2005	—	100%	9,017	(1)
Frankfort Healthcare Facility	Lexington-Fayette, KY	Healthcare	10/04/2019	1993	—	100%	4,000	(1)
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2010	2020	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	Healthcare	10/04/2019	2010	—	100%	15,462	(1)
Grapevine Healthcare Facility	Dallas-Fort Worth-Arlington, TX	Healthcare	10/04/2019	2007	—	—%	—	—
Hammond Healthcare Facility	Hammond, LA	Healthcare	10/04/2019	2006	—	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	Healthcare	10/04/2019	2004	—	100%	23,835	(1)
Harlingen Healthcare Facility	Brownsville-Harlingen, TX	Healthcare	10/04/2019	2007	—	100%	38,111	—
Henderson Healthcare Facility	Las Vegas-Henderson-Paradise, NV	Healthcare	10/04/2019	2000	—	100%	6,685	(1)
Houston Healthcare Facility III	Houston-The Woodlands-Sugar Land, TX	Healthcare	10/04/2019	1998	2018	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2011	—	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	Healthcare	10/04/2019	2009	—	100%	13,082	(1)
Lafayette Healthcare Facility	Lafayette, LA	Healthcare	10/04/2019	2004	—	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Sarasota-Bradenton, FL	Healthcare	10/04/2019	2008	—	100%	10,919	(1)
Las Vegas Healthcare Facility II	Las Vegas-Henderson-Paradise, NV	Healthcare	10/04/2019	2007	—	100%	6,963	(1)
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	Healthcare	10/04/2019	2002	—	100%	5,746	(1)
Lubbock Healthcare Facility	Lubbock, TX	Healthcare	10/04/2019	2003	—	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2003	—	100%	7,987	(1)

Property Name	MSA/µSA	Segment	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Manitowoc Healthcare Facility II	Green Bay, WI	Healthcare	10/04/2019	1964	2010	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2008	—	100%	4,178	(1)
New Bedford Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	10/04/2019	1942	1995	100%	70,657	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2007	—	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	10/04/2019	1965	2000	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	Healthcare	10/04/2019	2007	—	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	Healthcare	10/04/2019	2010	—	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2005	—	100%	6,963	(1)
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2008	—	100%	7,432	(1)
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2012	—	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	1987	—	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	Healthcare	10/04/2019	2017	—	81%	47,091	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	Healthcare	10/04/2019	2003	—	100%	5,000	(1)
Savannah Healthcare Facility	Savannah, GA	Healthcare	10/04/2019	2014	—	100%	48,184	(1)
St. Louis Healthcare Facility	St. Louis, MO-IL	Healthcare	10/04/2019	2005	2007	100%	21,823	(1)
Sturgeon Bay Healthcare Facility	Green Bay, WI	Healthcare	10/04/2019	2007	—	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	Healthcare	10/04/2019	2013	—	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	Healthcare	10/04/2019	1998	—	100%	28,752	(1)
Webster Healthcare Facility II	Houston-The Woodlands-Sugar Land, TX	Healthcare	10/04/2019	2014	2019	100%	373,070	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre–Hazleton, PA	Healthcare	10/04/2019	2012	—	100%	15,996	(1)
Yucca Valley Healthcare Facility	Riverside-San Bernardino-Ontario, CA	Healthcare	10/04/2019	2009	—	100%	12,240	(1)
Tucson Healthcare Facility II	Tucson, AZ	Healthcare	12/26/2019	(3)	(3)	—%	—	—
Tucson Healthcare Facility III	Tucson, AZ	Healthcare	12/27/2019	2020	—	100%	20,000	—
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	Healthcare	02/19/2020	2018	—	100%	14,669	(1)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	Healthcare	09/08/2020	2015	—	100%	33,822	(1)
Tucson Healthcare Facility IV	Tucson, AZ	Healthcare	12/22/2020	(3)	(3)	—%	—	—
							7,885,279	$453,422

(1)Property collateralized under our credit facility. As of December 31, 2020, 130 commercial real estate properties were collateralized under our credit facility and we had an outstanding principal balance of $938,000,000.
(2)Property renovation project began in 2020 with an estimated completion date in 2021.
(3)Property under construction as of December 31, 2020.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated over the shorter of their respective lease term or expected useful life.

Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2020, the weighted average remaining lease term of our properties was 9.6 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2020 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases (1)	Leased Sq Ft (1)	Annualized Contractual Base Rent (in thousands) (1),(2)	Percentage of Annualized Contractual Base Rent
2021	12	32,996	$867	0.4%
2022	8	12,313	364	0.2%
2023	8	132,558	3,741	1.7%
2024	26	394,441	14,056	6.4%
2025	20	611,197	18,106	8.2%
2026	15	773,489	18,284	8.3%
2027	13	631,593	17,479	7.9%
2028	10	255,068	5,651	2.6%
2029	19	748,744	13,196	6.0%
2030	16	891,188	25,507	11.6%
Thereafter	54	3,400,865	102,666	46.7%
	201	7,884,452	$219,917	100.0%

(1)Excludes two leases with an aggregate of 827 leased square feet that expired on December 31, 2020.
(2)Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2020.
Indebtedness
For a discussion of our indebtedness, see Note 11—"Notes Payable" and Note 12—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 20—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
For the year ended December 31, 2020, the offering price for the shares in the DRIP Offering was $8.65 per Class A share, $8.65 per Class I share, $8.65 per Class T share, and $8.65 per Class T2 share, which is equal to the estimated per share NAV, as determined by our board of directors on December 17, 2019, or the 2019 Estimated Per Share NAV. Effective December 8, 2020, we are offering shares of our common stock to our stockholders pursuant to the current DRIP Offering at a price of $8.69 per Class A share, $8.69 per Class I share, $8.69 per Class T share, and $8.69 per Class T2 share, which is equal to the Estimated Per Share NAV, as determined by our board of directors on December 1, 2020.
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
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to FINRA Rule 5110 and NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $8.69 as of December 31, 2020. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.69 per share if a market did exist.
The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on December 1, 2020, using a methodology that conformed to standard industry practice. In determining the Estimated Per Share NAV, our board of directors considered information and analyses, including valuation materials that were provided by Cushman & Wakefield Western, Inc., information provided by us and the recommendation of the Audit Committee. See our Current Reports on Form 8-K filed with the SEC on December 8, 2020 for additional information regarding Cushman & Wakefield Western, Inc. and its valuation materials and the methodology used to determine the Estimated Per Share NAV.
Stockholder Information
As of March 19, 2021, we had approximately 166,838,000 shares of Class A common stock, 12,766,000 shares of Class I common stock, 39,682,000 shares of Class T common stock and 3,427,000 of Class T2 common stock outstanding held by 62,973 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2020, we paid aggregate distributions of $107.1 million to Class A, Class I, Class T and Class T2 stockholders ($76.5 million in cash and $30.6 million reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2019, we paid aggregate distributions of $89.4 million to Class A, Class I, Class T and Class T2 stockholders ($49.5 million in cash and $39.9 million reinvested in shares of our common stock pursuant to the DRIP).

Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, if ever, our SRP, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our SRP.
On April 30, 2020, due to the uncertainty surrounding the coronavirus pandemic, our board of directors decided to temporarily suspend share repurchases under our share repurchase program, or SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020; provided, however, we continued to process repurchases due to death in accordance with the terms of our SRP.
On December 11, 2020, our board of directors authorized and approved the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021.
Holding Period. Generally, a stockholder must have beneficially held its Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or a stockholder’s fiduciary, heir or beneficiary may present to us fewer than all of the shares owned for repurchase.
Distribution Reinvestment Plan. In the event that we repurchase all of one stockholder’s shares, any shares that the stockholder purchased pursuant to our DRIP, will be excluded from the one-year holding requirement. In the event that a stockholder requests a repurchase of all of its shares, and such stockholder is participating in the DRIP, the stockholder will be deemed to have notified us, at the time the stockholder submits the repurchase request, that the stockholder is terminating participation in the DRIP and has elected to receive future distributions in cash. This election for cash distributions will continue in effect even if less than all of the stockholder’s shares are accepted for repurchase unless the stockholder notifies us that the stockholder wishes to re-enroll to participate in the DRIP.
Death of a Stockholder. Subject to the conditions and limitations described below, we may waive certain of the terms and requirements of our share repurchase program in the event of the death of a stockholder who is a natural person, including shares held by such stockholder through an IRA or other retirement or profit-sharing plan, and certain trusts meeting the requirements detailed in this program. With regard to trusts, the right to request a repurchase upon death applies upon the death of the settlor of a trust that holds shares, if the trust becomes irrevocable upon the death of the settlor or settlor’s spouse, or the spouse of a settlor of a trust, if the trust became irrevocable upon the death of the settlor and the settlor’s spouse was the beneficiary of the trust, as applicable, after receiving written notice from the fiduciary appointed for the stockholder’s estate, the recipient of the shares through bequest or inheritance, or, in the case of a trust that becomes irrevocable upon the death of the settlor (or previously became irrevocable upon the death of the settlor’s spouse), the then-serving trustee of such trust, who shall be the sole person authorized to request the repurchase on behalf of the trust. We must receive the written repurchase request within 18 months after the death of the stockholder, the date on which a trust became irrevocable due to death, or the date of death of the settlor’s surviving spouse who was the beneficiary of a trust that became irrevocable due to the death of the settlor, as applicable, in order for the requesting party to rely on any of the special treatment described below that may be afforded in the event of death. Such written request must be accompanied by a certified copy of the official death certificate of the stockholder, settlor, and or settlor’s spouse, as applicable. In addition, written requests in connection with shares held in a trust must include an executed Certification of Trust for Repurchase form, pursuant to which the trustee must agree to indemnify and hold our company harmless from and against any liability arising from the repurchase. If spouses are joint registered holders of the shares, the request to repurchase the shares may be made only if both registered holders die .If the stockholder is not a natural person, as in the case of a trust that does not become irrevocable upon the death of the settlor or the settlor’s spouse (as described above in this paragraph), a partnership, a corporation, a limited liability company, or other similar entity, the right of repurchase upon death does not apply.
Qualifying Disability. Subject to the conditions and limitations described within our SRP, we may waive certain of the terms and requirements of our SRP with respect to shares held by a stockholder, including shares held by such stockholder through an IRA or other retirement or profit-sharing plan, with a “Qualifying Disability” as defined in our SRP, after receiving written notice from such stockholder within 18 months from the date that the stockholder becomes subject to the Qualifying Disability; provided that the condition causing the Qualifying Disability was not pre-existing on the date that the stockholder became a stockholder.
Involuntary Exigent Circumstance. The Company or any of its executive officers may, in its or their sole discretion, waive certain of the terms and requirements of our SRP with respect to shares held by a stockholder who is a natural person and certifies in an executed Certification Regarding Exigent Circumstances for Repurchase form, that he or she (a) has been diagnosed with a condition caused by injury, disease, or illness from which there is no reasonable medical probability of recovery and the stockholder’s life expectancy is less than twenty-four (24) months, as evidenced by a physician certification, and (b) is experiencing financial need, such that, if the repurchase request is not granted, the stockholder would be unable to meet the basic financial obligations to support himself/herself and such stockholder’s dependents, which is referred to as an “Involuntary Exigent Circumstance” in our SRP. Stockholders requesting repurchases due to Involuntary Exigent Circumstance are required to indemnify and hold the Company harmless from and against any liability arising from the repurchase.
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
Timing of Share Repurchases. Repurchases of our shares are at our discretion and generally will be made quarterly upon written request to us by the last day of the applicable quarter. Valid repurchase requests will be honored approximately 30 days following the end of the applicable quarter, which we refer to as the “Repurchase Date.” Stockholders may withdraw their repurchase request at any time up to 15 days prior to the Repurchase Date. If a repurchase request is granted, we or our agent will send the repurchase amount to each stockholder or heir, beneficiary or estate of a stockholder on or about the Repurchase Date.
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
b. Quarterly Share Limitations. We limit the number of shares repurchased each quarter pursuant to our SRP as follows (subject to the DRIP Funding Limitation (as defined below)):
•On the first quarter Repurchase Date, which generally will be January 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;
•On the second quarter Repurchase Date, which generally will be April 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;
•On the third quarter Repurchase Date, which generally will be July 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year; and
•On the fourth quarter Repurchase Date, which generally will be October 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year.
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
As a result of the limitations described above in (a) - (c) above, some or all of a stockholder’s shares may not be repurchased. Each quarter, we will process repurchase requests made in connection with the death or Qualifying Disability of a stockholder, or, in our sole discretion, an Involuntary Exigent Circumstance, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in our sole discretion, an Involuntary exigent Circumstance; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

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
Deadline for Presentment. A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive by the last day of the quarter in which the stockholder is requesting a repurchase of his or her shares. The fiduciary of an estate, heir, beneficiary, or trustee of a trust that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to us of the death of the stockholder, and executed by the fiduciary of the estate, the heir or beneficiary, or the trustee, as applicable, which we must receive by the last day of the quarter in which the fiduciary of the estate, heir, beneficiary, or trustee is requesting a repurchase of its shares.
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
Termination, Amendment or Suspension of the Program. Our SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may, in its sole discretion, suspend (in whole or in part) our SRP at any time and from time to time upon notice to our stockholders and may, in its sole discretion amend or terminate our SRP at any time upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we generally only repurchase shares on a quarterly basis, depending upon when during the quarter our board of directors makes this determination, it is possible that you would not have any additional opportunities to have your shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. Because share repurchases will be funded with the net proceeds we receive from the sale of shares under our DRIP or other operating funds reserved by our board of directors in its sole discretion, the discontinuance or termination of the DRIP or our board of directors’ decision not to reserve other operating funds to fund our SRP would adversely affect our ability to repurchase shares under our SRP. We will notify our stockholders of such developments (1) in a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, or (2) by means of a separate mailing to you.
During the three months ended December 31, 2020, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 2020	349,798	$8.65	—	$—
November 2020	—	$—	—	$—
December 2020	—	$—	—	$—
Total	349,798		—
During the three months ended December 31, 2020, we repurchased approximately $3,026,000 of Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
Item 6. Selected Financial Data.
Not applicable.

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
This section of the Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2019, and 2018 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and December 31, 2018.
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2020, we had purchased 155 properties, inclusive of 60 properties, or Legacy REIT I properties, acquired in the merger with Carter Validus Mission Critical REIT, Inc., or REIT I, whereby REIT I merged with and into one of our wholly-owned subsidiaries, or REIT Merger, composed of approximately 8,770,000 of rentable square feet for an aggregate purchase price of approximately $3,147.0 million. Since inception through December 31, 2020, we sold two Legacy REIT I healthcare properties and a portion of another healthcare property, composed of approximately 290,000 rentable square feet, for an aggregate sale price of $61.1 million and generated net proceeds of $31.4 million. The sales occurred during the fourth quarter of 2020, second quarter of 2020 and the fourth quarter of 2019, respectively.
Prior to September 30, 2020, we were externally advised and managed by our Former Advisor. On July 28, 2020, we and our Operating Partnership entered into the Purchase Agreement, which provided for the internalization of the external management functions previously performed for us and our Operating Partnership by our Former Advisor and its affiliates. The Purchase Agreement was entered into with our Former Advisor and various affiliates of our Former Advisor, or the Sellers, and Sila Realty Management Company, LLC f/k/a CV Manager, LLC, a newly formed Delaware limited liability company, or Manager Sub.
Under the Purchase Agreement and related agreements, immediately prior to the closing of the Internalization Transaction, the Sellers assigned or caused to be assigned to Manager Sub all of the assets necessary to operate our business and our subsidiaries, or the Business, and delegated all obligations of the Sellers in connection with the Business to Manager Sub pursuant to an assignment and acceptance agreement. Immediately thereafter, under the Purchase Agreement, our Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed our Former Advisor’s limited partner interest (including special limited partner interest) in our Operating Partnership. $25,000,000 of the Purchase Price was paid at the Closing, and, subject to certain acceleration provisions: (i) $7,500,000 will be due and payable on March 31, 2021, and (ii) $7,500,000 will be due and payable on March 31, 2022. On September 30, 2020, we and our Operating Partnership closed the Internalization Transaction.
On September 30, 2020, we and Sila REIT, LLC, f/k/a Carter Validus Mission Critical REIT II, LLC, entered into the Third A&R LP Agreement, in order to reflect the completion of the Internalization Transaction. For details regarding the Internalization Transaction, see Note 3—"Internalization Transaction" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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

Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, we entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely have served from and after the Closing as our Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements became effective at and upon the Closing.
Effective upon the Closing, our board of directors approved the establishment of a compensation committee and a nominating and corporate governance committee.
On July 28, 2020, pursuant to the Purchase Agreement, John E. Carter resigned as the chairman of our board of directors, effective immediately. On July 28, 2020, our board of directors elected Jonathan Kuchin, a current independent director of the board of directors and the chairman of the audit committee, as chairman of our board of directors, effective immediately. On September 30, 2020, pursuant to the Purchase Agreement and as a closing condition, John E. Carter resigned as a director of our board of directors at and upon the Closing. As a result of Mr. Carter’s resignation, our board of directors reduced its size so that it now has five members, four of whom are independent directors. For more information regarding the Internalization Transaction, see our Current Reports on Forms 8-K filed with the SEC on July 29, 2020 and September 30, 2020, respectively.
Upon completion of the Internalization Transaction, 76 individuals, who were previously employed by an affiliate of our Former Advisor, became our employees and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we will no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
On December 1, 2020, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established the Estimated Per Share NAV, calculated as of September 30, 2020, of $8.69. Therefore, effective December 8, 2020, shares of common stock are offered pursuant to the second DRIP Offering for a price per share of $8.69. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with management, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on an annual basis.
We raised the equity capital for our real estate investments through our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our DRIP Offerings, since November 2017. As of December 31, 2020, we had accepted investors’ subscriptions for and issued approximately 151,238,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,467,668,000, before share repurchases of $116,956,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,618,000.
The Dealer Manager served as the dealer manager of our Offerings. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer affiliated with us. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.
COVID-19 Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global health pandemic and it continues to spread throughout the United States. As a result, the global markets and economies have experienced, and may continue to experience, a significant amount of volatility.
The global outbreak of COVID-19 has forced temporary closures, changes to the operating hours or other temporary changes to the business of certain tenants in healthcare and data center properties of the Company. In response, certain of our tenants sought rent concessions, including decreased rent or rent deferrals. We discussed the circumstances with our tenants and granted rent deferrals to an immaterial number of tenants impacted by COVID-19, relative to the overall portfolio. At this time, unless the pandemic materially increases in severity, we anticipate decreased rent and rent deferral repayments to continue for a relatively short period and to have an immaterial impact on the collectability of tenant receivables over their respective term of the lease. During the year ended December 31, 2020, we entered into 30 rent concessions and lease modifications due to the impact of COVID-19 on our tenants and collected approximately 99% of rental revenue related to these lease concessions and lease modifications for such period.
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
Additionally, due to the uncertainty surrounding COVID-19 and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our SRP. However, we continue to process repurchases due to death or involuntary exigent circumstance in accordance with the terms of our share repurchase program. See "Liquidity and Capital Resources".
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
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. We base our estimates on historical experience and various assumptions that we believe are reasonable under the circumstances. Although our actual results historically have not deviated materially from those determined using estimates, our results of operations or financial condition could differ materially from these estimates under different assumptions or conditions. We believe that the following discussion addresses critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. Our reporting unit represents each individual real estate property. Goodwill has an indefinite life and is not amortized.
We evaluate goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last date of each year. We evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Impairment of Long-Lived Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the asset group by estimating whether we will recover the carrying value of the asset group through its undiscounted future cash flows and their eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset group, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, probability weighting of the potential re-lease of the property versus sales scenarios, sale prices of comparable properties, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
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
Real Estate Acquisitions and Dispositions in 2020
•During the year ended December 31, 2020, we purchased two operating healthcare properties, comprising approximately 49,000 of rentable square feet for an aggregate purchase price of approximately $16,077,000. In addition, we purchased one development healthcare property for approximately $58,000 in acquisition costs and funded approximately $849,000 related to the construction. We anticipate completing the development project in January 2022.
•During the year ended December 31, 2020, we sold two healthcare properties for an aggregate sale price of $58,000,000 and generated net proceeds of $28,542,000. In connection with the sale of one of the healthcare properties, we issued a note receivable in the amount of $28,000,000.
For further discussion of our 2020 acquisitions and dispositions, see Note 4—"Acquisitions and Dispositions" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below and in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the ongoing COVID-19 pandemic in the U.S. and globally, our tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the duration of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
As an internally managed company, we will no longer pay the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement, which were previously incurred while we were externally managed. We will incur additional payroll and overhead related costs. We expect our future operating results will be influenced by the impact of the Internalization Transaction. See Note 3—"Internalization Transaction" to our consolidated financial statements that are a part of this Annual Report on Form 10-K, for additional information.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of December 31, 2020, our properties were 93% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Number of operating real estate properties (1)	151	150
Leased square feet	7,885,000	8,258,000
Weighted average percentage of rentable square feet leased	93%	95%

(1)As of December 31, 2020, we owned 153 real estate properties, two of which were under construction. As of December 31, 2020, we had one vacant real estate property, which is currently being marketed for sale or re-tenanting. As of December 31, 2019, we owned 152 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019
Operating real estate properties acquired	2	(1)	65	(2)
Operating real estate properties disposed	2		—
Operating real estate properties placed into service	1		—
Aggregate purchase price of operating real estate properties acquired	$16,077,000	(1)	$1,299,216,000	(2)
Aggregate cost of operating real estate properties placed into service	$7,795,000		$—
Net book value of properties disposed	$53,959,000		$—
Leased square feet of operating real estate property additions	69,000		2,655,000
Leased square feet of operating real estate property dispositions	82,000		—

(1)During the year ended December 31, 2020, we acquired three real estate properties, one of which was under construction.
(2)During the year ended December 31, 2019, we acquired 67 real estate properties, two of which were under construction.
This section describes and compares our results of operations for the years ended December 31, 2020 and 2019. We generate almost all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development. Legacy REIT I property activities represent amounts recorded since the REIT Merger.
By evaluating the revenue and expenses of our same store and Legacy REIT I properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table represents the breakdown of the year ended December 31, 2020 total rental revenue and compares with 2019 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Year Ended December 31,
	2020	2019	$ Change	% Change
Same store rental revenue	$163,160	$164,088	$(928)	(0.6)%
Non-same store rental revenue	6,340	1,625	4,715	290.2%
Legacy REIT I properties rental revenue	78,688	20,330	58,358	287.1%
Same store tenant reimbursements	24,130	23,899	231	1.0%
Non-same store tenant reimbursements	161	11	150	1,363.6%
Legacy REIT I properties tenant reimbursements	3,908	761	3,147	413.5%
Other operating income	149	187	(38)	(20.3)%
Total rental revenue	$276,536	$210,901	$65,635	31.1%
•Same store rental revenue decreased primarily due to rent not collected from two tenants at a healthcare property, whose leases were terminated during 2019, and rent not being collected from one tenant at a data center property since October 2020, coupled with a decrease in parking garage revenue from one of our data center properties due to the COVID-19 pandemic's impact on the property's traffic, offset by the write off of a below-market lease intangible liability in the amount of approximately $2.0 million related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment.
•Non-same store rental revenue and tenant reimbursements increased due to the acquisition of seven operating properties and placement of one development property in service since January 1, 2019.
•Legacy REIT I properties' rental revenue and tenant reimbursements represent revenue recorded subsequent to the REIT Merger on October 4, 2019. During the year ended December 31, 2020, we wrote-off approximately $0.3 million of rental revenue, attributable to one tenant that was experiencing financial difficulties and vacated the property on June 19, 2020, by accelerating the amortization of one above-market lease intangible asset. During the year ended December 31, 2020, we sold two Legacy REIT I properties.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Same store rental expenses	$36,278	$38,783	$(2,505)	(6.5)%
Non-same store rental expenses	704	184	520	282.6%
Legacy REIT I properties rental expenses	6,551	2,017	4,534	224.8%
General and administrative expenses	16,681	8,421	8,260	98.1%
Internalization transaction expenses	3,640	—	3,640	100.0%
Asset management fees	17,914	16,475	1,439	8.7%
Depreciation and amortization	105,483	74,104	31,379	42.3%
Impairment loss on real estate	—	21,000	(21,000)	(100.0)%
Total expenses	$187,251	$160,984	$26,267	16.3%
Gain on real estate dispositions	$3,142	$79	$3,063	3,877.2%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to two lease terminations at one healthcare property during 2019 and one tenant at a data center property vacated space during the fourth quarter of 2020. This resulted in lower space maintenance and unitization of the properties, coupled with a decrease in real estate tax expenses at certain data center properties as a result of successful tax appeals, and a decrease in property management fees. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to the acquisition of seven operating properties and placing one development property in service since January 1, 2019, partially offset by a decrease in property management fees. As a result of the Internalization Transaction, effective September 30, 2020, we no longer pay fees to our Former Property Manager or fees arising from the property management and leasing agreement.
•The increase in rental expenses represents a full year of ownership of the Legacy REIT I properties in 2020. During the year ended December 31, 2020, we sold two Legacy REIT I properties.
•General and administrative expenses increased primarily due to an increase in payroll-related expenses as a result of the Internalization Transaction and an increase in transfer agent fees related to an increase in our number of stockholders as a result of the REIT Merger. Upon completion of the Internalization Transaction, 76 individuals, who were previously employed by an affiliate of our Former Advisor, became our employees, and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
•Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors.
•Asset management fees increased due to an increase in our real estate properties since January 1, 2019 primarily as a result of the REIT Merger. As a result of the Internalization Transaction, effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Depreciation and amortization increased due to an increase in the weighted average depreciable basis of operating real estate properties since January 1, 2019, as a result of the REIT Merger and property acquisitions, coupled with the accelerated amortization of in-place lease intangible assets in the amount of $4.7 million, primarily related to one tenant that was experiencing financial difficulties and vacated the property on June 19, 2020 and another tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of COVID-19 and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment. During the year ended December 31, 2019, we accelerated the amortization of two in-place lease intangible assets in the amount of $3.2 million.
•Impairment loss on real estate decreased as a result of an impairment recorded in the amount of $21.0 million during the year ended December 31, 2019 related to two healthcare properties.
•Gain on real estate dispositions increased due to the sale of two Legacy REIT I healthcare properties.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$20,548	$21,025	$(477)	(2.3)%
Interest on credit facility	33,618	24,072	9,546	39.7%
Interest on finance lease	47	—	47	100.0%
Amortization of deferred financing costs	3,884	2,825	1,059	37.5%
Amortization of discount of deferred liability	54	—	54	100.0%
Notes receivable interest income	(1,187)	—	(1,187)	100.0%
Amortization of origination fee	166	—	166	100.0%
Other income	(632)	—	(632)	100.0%
Cash deposits interest	(178)	(566)	388	(68.6)%
Capitalized interest	(669)	(142)	(527)	371.1%
Total interest and other expense, net	$55,651	$47,214	$8,437	17.9%
•Interest on credit facility increased due to an increase in the weighted average outstanding principal balance on our credit facility, offset by a decrease in LIBOR interest rates.

•Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable on May 28, 2020.
•Other income increased primarily due to property management, leasing and asset management services we provide to manage and coordinate leases of certain properties of a third-party. Prior to the Internalization Transaction, our Former Advisor received fees for these services.
•Capitalized interest increased as a result of an increase in capital projects, including two development properties acquired in December 2019, one of which was placed into service in November 2020.
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
As discussed above, effective September 30, 2020, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, going forward we will incur additional payroll and overhead costs. In general, we anticipate various benefits from the internalization, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for internal management structure in traded equity REITs.
During the quarter ended June 30, 2020, we temporarily fell out of compliance with one of our mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic and has not missed any rental payments. On August 6, 2020, the lenders waived compliance with the covenant through June 30, 2020. Consequently, as of June 30, 2020, we were in compliance with all covenants in our loan agreement. During the quarter ended September 30, 2020, we amended the mortgage loan agreement to, among other things, modify the rent coverage ratio beginning with the quarter ended September 30, 2020 through the quarter ending June 30, 2021. As of December 31, 2020, we were in compliance with all covenants in the mortgage loan agreement.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility, as well as secured and unsecured borrowings from banks and other lenders.
Given the present uncertainty surrounding the global economy due to the ongoing COVID-19 pandemic, as noted above, some of our properties are operating at reduced capacities and may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at these reduced capacities. Accordingly, in response to the current conditions, we have suspended our SRP until further notice except for repurchases due to death or involuntary exigent circumstance as defined in the Amended SRP.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or matures, long-term capital investment demands for our real estate properties, costs to acquire additional real estate properties and our distributions necessary to maintain our REIT status.

We currently expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our credit facility and proceeds from secured or unsecured borrowings from banks or other lenders.
We currently expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, repayments of outstanding debt or distributions to our stockholders.
In addition, we continue to monitor the ongoing COVID-19 pandemic and its impact on our tenants and the healthcare and data center industries as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Annual Report on Form 10-K as conditions continue to evolve globally. However, if the pandemic continues for an extended period of time or worsens, such impacts could grow and become material. To the extent that our tenants continue to be impacted by the COVID-19 pandemic or by the other risks disclosed in this Annual Report on Form 10-K, our business operations could be materially disrupted.
Material Cash Requirements
We anticipate requiring approximately $235.1 million in cash over the next twelve months, of which $194.1 million will be required for the payment of principal and estimated interest on our outstanding debt and $41.0 million will be required for capital improvement expenditures primarily related to one development project that we expect to complete in January 2022 and another development project we completed in March 2021. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. As of December 31, 2020, we had approximately $53.2 million in cash and cash equivalents and $6.4 million of restricted cash in escrow reserve accounts for capital improvement expenditures. For the year ended December 31, 2020, we paid capital expenditures of $28.8 million that primarily related to one data center property and five healthcare properties.
As of December 31, 2020, we had material contractual obligations beyond 12 months in the amount of approximately $1,498.7 million, inclusive of $1,336.7 million related to principal and estimated interest on our outstanding debt, $12.6 million related to capital improvement expenditures and $149.4 million related to ground lease payments.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2020, we had $453.4 million in notes payable principal outstanding and $938.0 million of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2020, we were in compliance with all such covenants and requirements on our notes payable and our credit facility.
As of December 31, 2020, the aggregate notional amount under our derivative instruments was $635.0 million. We have agreements with each derivative counterparty that contain cross-default provisions, if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of December 31, 2020, we were in compliance with all such cross-default provisions.
Credit Facility
As of December 31, 2020, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. Subject to certain conditions, the KeyBank Credit Facility can be increased to $1,000,000,000 any time before April 27, 2021.
As of December 31, 2020, the maximum commitments available under our senior unsecured term loan with KeyBank National Association as Administrative Agent for the lenders, or the Term Loan, were $520,000,000, with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
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
On July 10, 2020, we, our Operating Partnership, certain of our subsidiaries, KeyBank National Association and the other lenders listed as lenders in our credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under our credit facility. In particular, the second amendments (i) modify the calculation of Adjusted Net Operating Income, or ANOI, such that beginning with the second quarter of 2020 and continuing thereafter, ANOI is calculated using a trailing 12 month accrual method, rather than a trailing six month annualized cash-based approach, and waives a rent coverage ratio requirement with respect to certain healthcare pool properties beginning with the quarter ended June 30, 2020 through and including the quarter ending June 30, 2021; and (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events.
During the year ended December 31, 2020, we drew $140,000,000 on our credit facility, $20,000,000 of which was related to a property acquisition (discussed in Note 4—"Acquisitions and Dispositions") and to fund share repurchases, $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak and $45,000,000 of which was related to another property acquisition and the Internalization Transaction. During the year ended December 31, 2020, we repaid $110,000,000 on our credit facility.
During the year ended December 31, 2020, we added two healthcare properties to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $8,704,000. As of December 31, 2020, we had a total pool availability under our credit facility of $1,138,249,000 and an aggregate outstanding principal balance of $938,000,000; therefore, $200,249,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of December 31, 2020.
Notes Payable
For a discussion of our notes payable, see Note 11—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed the greater of 50.0% of the combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2020, our borrowings were 42.7% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2020, our leverage did not exceed 300.0% of the value of our net assets.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR in the future. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, in March 2021, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, issued an announcement confirming that it would cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

Cash Flows
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Net cash provided by operating activities	$112,838	$80,109	$32,729	40.9%
Net cash used in investing activities	$41,416	$538,318	$(496,902)	(92.3)%
Net cash (used in) provided by financing activities	$(83,743)	$458,912	$(542,655)	(118.2)%
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of 67 operating properties, inclusive of 60 properties acquired in the REIT Merger, since January 1, 2019, two of which were sold on May 28, 2020 and November 6, 2020, respectively. The increase was offset by an increase in general and administrative costs paid as a result of the Internalization Transaction and the interest expense paid related to the increase in borrowings on our credit facility; coupled with rent not being collected from three tenants, one of which related to a tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of COVID-19 and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment and the other two tenants, leases with which were terminated during 2019.
Investing Activities
•Net cash used in investing activities decreased primarily due to a decrease in acquisition of real estate properties and increase in proceeds from real estate dispositions, offset by the closing of the Internalization Transaction and an increase in capital projects, which included three development properties, during the year ended December 31, 2020.
Financing Activities
•Net cash used in financing activities increased primarily due to an increase in repurchases of common stock, an increase in total cash distributions paid to our stockholders primarily related to an increase in our number of stockholders as a result of the REIT Merger and increase in payments on our credit facility, coupled with a decrease in proceeds from our credit facility that were used to fund share repurchases, two property acquisitions and the Internalization Transaction.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2020, our cash flows provided by operations of approximately $112.8 million covered 100% of our distributions paid (total distributions were approximately $107.1 million, of which $76.5 million was cash and $30.6 million was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2019, our cash flows provided by operations of approximately $80.1 million was a shortfall of approximately $9.3 million, or 10.4%, of our distributions paid (total distributions were approximately $89.4 million, of which $49.5 million was cash and $39.9 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP Offering. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on investment than a stockholder may expect.
We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, and offering proceeds and we have no limits on the amounts we may pay from such sources. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of additional securities could dilute a stockholder's interest in us if we sell shares of our common stock to third party investors. Funding distributions to our stockholders will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, such excess will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a realized gain.
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Character of Class A Distributions:	2020	2019
Ordinary dividends	—%	17.93%
Capital gain distributions	—%	0.38%
Nontaxable distributions	100.00%	81.69%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2020	2019
Ordinary dividends	—%	17.93%
Capital gain distributions	—%	0.38%
Nontaxable distributions	100.00%	81.69%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2020	2019
Ordinary dividends	—%	4.79%
Capital gain distributions	—%	0.43%
Nontaxable distributions	100.00%	94.78%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2020	2019
Ordinary dividends	—%	4.79%
Capital gain distributions	—%	0.43%
Nontaxable distributions	100.00%	94.78%
Total	100.00%	100.00%
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

The following table shows the sources of distributions paid during the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020		2019
Distributions paid in cash - common stockholders	$76,517		$49,494
Distributions reinvested (shares issued)	30,553		39,934
Total distributions	$107,070		$89,428
Source of distributions:
Cash flows provided by operations (1)	$76,517	71%	$49,494	55%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	30,553	29%	39,934	45%
Total sources	$107,070	100%	$89,428	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of December 31, 2020, were approximately $9.1 million for common stockholders. These distributions were paid on January 4, 2021.
For the year ended December 31, 2020, we declared and paid distributions of approximately $107.1 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (as defined below) for the year ended December 31, 2020, of approximately $139.1 million and $122.3 million, respectively.
The payment of distributions from sources other than FFO and AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2020, see Note 22—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Share Repurchase Program
Our SRP allows for repurchases of shares of our common stock when certain criteria are met. On December 11, 2020, our board of directors authorized and approved the A&R SRP. Under the A&R SRP, we will only repurchase shares due to death or involuntary exigent circumstance in accordance with the A&R SRP, subject in each case to the terms and limitations of the A&R SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the A&R SRP.
During the year ended December 31, 2020, we repurchased 3,408,870 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,666,674 Class A shares, 408,346 Class I shares, 298,224 Class T shares and 35,626 Class T2 shares) for an aggregate purchase price of approximately $29,487,000 (an average of $8.65 per share). During the year ended December 31, 2019, we repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares) for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share).
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 20—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Related-Party Transactions and Arrangements
Prior to the completion of the Internalization Transaction, we had been a party to the advisory and management agreements with our Former Advisor and its affiliates. Pursuant to the agreements with our Former Advisor and its affiliates we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 13—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement. As of December 31, 2020, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use funds from operations, or FFO, modified funds from operations, or MFFO, and adjusted funds from operations, or AFFO, which are non-GAAP measures defined by management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO, MFFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.
Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advance of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning laws, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable; however, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a sale, the sale of all or substantially all of our assets, or another similar transaction) until five to seven years after the termination of our primary offering of our initial public offering (from November 24, 2022 to November 24, 2024), which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses incurred in connection with business combinations; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income; and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude acquisition expenses in connection with the Internalization Transaction, discount amortization related to the deferred liability in connection with the Internalization Transaction, amortization of above and below-market leases, along with the net of right-of-use assets - operating leases and right-of-use assets - finance lease, resulting from above- and below- market leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payment). The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition expenses. Acquisition expenses incurred and paid in connection with the Internalization Transaction consist of legal fees and other payments to third parties, including professional and financial advisors. Acquisition expenses are paid in cash by us from cash flows from operations, additional debt, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Under GAAP, acquisition fees and expenses related to acquisitions determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized.
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
We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from financing sources and not from operations. By excluding acquisition fees and expenses related to business combination transactions, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
In addition to FFO and MFFO, we use AFFO as a supplemental financial performance metric to further evaluate our operating performance. We calculate AFFO, a non-GAAP measure, by further adjusting MFFO for the following items included in the determination of GAAP net income: amortization of deferred financing costs and stock-based compensation.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO, MFFO and AFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO and AFFO have limitations as performance measures. However, MFFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO and AFFO are not useful measures in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO and AFFO.
FFO, MFFO and AFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominently than the non-GAAP FFO, MFFO and AFFO measures and the adjustments to GAAP in calculating FFO, MFFO and AFFO.

Reconciliation of FFO, MFFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, MFFO and AFFO for the years ended December 31, 2020 and 2019 (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2020	2019
Net income attributable to common stockholders	$36,776	$2,782
Adjustments:
Depreciation and amortization (1)	105,476	74,104
Gain on real estate dispositions	(3,142)	(79)
Impairment loss on real estate	—	21,000
FFO attributable to common stockholders	$139,110	$97,807
Adjustments:
Amortization of intangible assets and liabilities (2)	(4,680)	(4,248)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	970	577
Straight-line rent (3)	(21,161)	(14,047)
Internalization transaction expenses (4)	3,640	—
Amortization of discount of deferred liability	54	—
MFFO attributable to common stockholders	$117,933	$80,089
Adjustments:
Amortization of deferred financing costs	3,884	2,825
Stock-based compensation	437	89
AFFO attributable to common stockholders	$122,254	$83,003
Weighted average common shares outstanding - basic	221,436,617	157,247,345
Weighted average common shares outstanding - diluted	221,622,444	157,271,668
Net income per common share - basic	$0.17	$0.02
Net income per common share - diluted	$0.17	$0.02
FFO per common share - basic	$0.63	$0.62
FFO per common share - diluted	$0.63	$0.62

(1)During the years ended December 31, 2020 and December 31, 2019, we wrote off in-place lease intangible assets in the amounts of approximately $4.7 million and $3.2 million, respectively, by accelerating the amortization of the acquired intangible assets.
(2)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the year ended December 31, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $0.3 million, by accelerating the amortization of the acquired intangible asset and one below-market lease intangible liability in the amount of approximately $2.0 million by accelerating the amortization of the acquired intangible liability. During the year ended December 31, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $0.2 million by accelerating the amortization of the acquired intangible liability.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the years ended December 31, 2020 and 2019, we wrote off approximately $0.1 million and $0.5 million, respectively, of straight-line rent. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)Under GAAP, acquisition fees and expenses related to transactions determined to be business combinations are expensed as incurred. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors incurred in connection with the Internalization Transaction. We believe that adjusting for such non-recurring items provides useful supplemental information because such expenses may not be reflective of ongoing operations and aligns with our analysis of operating performance.
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net income attributable to common stockholders	$14,748	$5,264	$11,095	$5,669
Adjustments:
Depreciation and amortization	24,869	28,248	25,294	27,065
Gain on real estate dispositions	(439)	—	(2,703)	—
Impairment loss on real estate	—	—	—	—
FFO attributable to common stockholders	$39,178	$33,512	$33,686	$32,734
Adjustments:
Amortization of intangible assets and liabilities (1)	(613)	(2,810)	(840)	(417)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	268	235	233	234
Straight-line rent (2)	(5,015)	(5,235)	(5,411)	(5,500)
Internalization transaction expenses (3)	—	2,235	911	494
Amortization of discount of deferred liability	54	—	—	—
MFFO attributable to common stockholders	$33,872	$27,937	$28,579	$27,545
Adjustments:
Amortization of deferred financing costs	1,001	990	947	946
Stock-based compensation	335	45	30	27
AFFO attributable to common stockholders	$35,208	$28,972	$29,556	$28,518
Weighted average common shares outstanding - basic	221,863,141	221,346,730	220,992,009	221,540,890
Weighted average common shares outstanding - diluted	222,475,926	221,406,461	221,029,409	221,570,975
Net income per common share - basic	$0.07	$0.02	$0.05	$0.03
Net income per common share - diluted	$0.07	$0.02	$0.05	$0.03
FFO per common share - basic	$0.18	$0.15	$0.15	$0.15
FFO per common share - diluted	$0.18	$0.15	$0.15	$0.15

(1)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(2)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms.
(3)Under GAAP, acquisition fees and expenses related to transactions determined to be business combinations are expensed as incurred. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors incurred in connection with the Internalization Transaction. We believe that adjusting for such non-recurring items provides useful supplemental information because such expenses may not be reflective of ongoing operations and aligns with our analysis of operating performance.
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
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, in March 2021, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, issued an announcement confirming that it would cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We had five interest rate swap agreements that matured on December 22, 2020. As of December 31, 2020, we had 15 interest rate swap agreements outstanding, which mature on various dates from October 2021 to December 2024, with an aggregate notional amount under the swap agreements of $635.0 million. As of December 31, 2020, the aggregate settlement liability value was $21.9 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2020, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $13.9 million. These interest rate swap agreements were designated as hedging instruments. In addition, as of December 31, 2020, we had $538.0 million principal variable rate debt outstanding that is indexed to LIBOR. As of December 31, 2020, $538.0 million of the $1,391.4 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.4% per annum. As of December 31, 2020, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $2.7 million per year. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR may also be impacted by the discontinuance of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our 15 interest rate swap agreements and variable rate debt is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
We have entered, and may continue to enter, into additional derivative financial instruments, such as the above interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.

The following table summarizes our principal debt outstanding as of December 31, 2020 (amounts in thousands):

December 31, 2020
Notes payable:
Fixed rate notes payable	$218,415
Variable rate notes payable fixed through interest rate swaps	235,007
Total notes payable	453,422
Credit facility:
Variable rate revolving line of credit	138,000
Variable rate term loan fixed through interest rate swaps	400,000
Variable rate term loans	400,000
Total credit facility	938,000
Total principal debt outstanding (1)	$1,391,422

(1)As of December 31, 2020, the weighted average interest rate on our total debt outstanding was 3.5%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2020 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors, our officers and employees. The policy may be located on our website at www.silarealtytrust.com by clicking on “Corporate Governance Documents,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

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
OF SILA REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sila Realty Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of real estate for impairment
As discussed in Note 2 to the consolidated financial statements, the Company tests the carrying value of real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. If the carrying amount of real estate exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of real estate exceeds the fair value of real estate. Real estate was $2.7 billion as of December 31, 2020.
We identified the evaluation of real estate for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the effects of certain key assumptions used in the Company’s impairment analysis, specifically market rental rates, terminal capitalization rates, probability weighting of the potential re-lease versus sales scenarios, and sales prices of comparable properties used to estimate the future cash flows.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Company's real estate impairment process related to evaluating the key assumptions listed above.

For certain properties, we performed sensitivity analyses over market rental rates, terminal capitalization rates, probability weighting of the potential re-lease versus sales scenarios, and sales prices of comparable properties to assess the impact of changes in those assumptions on the Company’s impairment analysis. For certain properties, we compared the Company’s probability weighting of the potential re-lease versus sales scenarios to the Company’s most recent plan for the property, certain market information, or to historical outcomes for similar properties. In addition, for certain properties we involved valuation professionals with specialized skills and knowledge, who assisted in:
•Evaluating market rental rates by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities;
•Assessing terminal capitalization rates by comparing them to publicly available market data for comparable entities;
•Evaluating the sales prices of comparable properties, including adjustments to such transactions, used by the Company in the impairment analysis.
We have served as the Company’s auditor since 2014.
Tampa, Florida
March 24, 2021

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Real estate:
Land	$335,678	$343,444
Buildings and improvements, less accumulated depreciation of $197,134 and $128,304, respectively	2,338,914	2,422,102
Construction in progress	19,232	2,916
Total real estate, net	2,693,824	2,768,462
Cash and cash equivalents	53,174	69,342
Acquired intangible assets, less accumulated amortization of $90,730 and $64,164, respectively	246,761	285,459
Goodwill	39,529	—
Right-of-use assets - operating leases	29,751	29,537
Right-of-use assets - finance leases	2,527	—
Notes receivable, net	31,262	2,700
Other assets, net	108,461	84,034
Total assets	$3,205,289	$3,239,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $1,805 and $2,500, respectively	$451,617	$454,845
Credit facility, net of deferred financing costs of $5,900 and $7,385, respectively	932,100	900,615
Accounts payable due to affiliates	—	9,759
Accounts payable and other liabilities	80,246	45,354
Acquired intangible liabilities, less accumulated amortization of $13,924 and $12,332, respectively	52,560	59,538
Operating lease liabilities	32,050	31,004
Finance lease liabilities	2,843	—
Total liabilities	1,551,416	1,501,115
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 234,957,801 and 231,416,123 shares issued, respectively; 222,045,522 and 221,912,714 shares outstanding, respectively	2,220	2,219
Additional paid-in capital	1,983,361	1,981,848
Accumulated distributions in excess of earnings	(311,264)	(240,946)
Accumulated other comprehensive loss	(20,444)	(4,704)
Total stockholders’ equity	1,653,873	1,738,417
Noncontrolling interests	—	2
Total equity	1,653,873	1,738,419
Total liabilities and stockholders’ equity	$3,205,289	$3,239,534
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Rental revenue	$276,536	$210,901	$177,333
Expenses:
Rental expenses	43,533	40,984	37,327
General and administrative expenses	16,681	8,421	5,396
Internalization transaction expenses	3,640	—	—
Asset management fees	17,914	16,475	13,114
Depreciation and amortization	105,483	74,104	58,258
Impairment loss on real estate	—	21,000	—
Total expenses	187,251	160,984	114,095
Gain on real estate dispositions	3,142	79	—
Income from operations	92,427	49,996	63,238
Interest and other expense, net	55,651	47,214	34,365
Net income attributable to common stockholders	$36,776	$2,782	$28,873
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(15,740)	$(10,907)	$2,390
Other comprehensive (loss) income	(15,740)	(10,907)	2,390
Comprehensive income (loss) attributable to common stockholders	$21,036	$(8,125)	$31,263
Weighted average number of common shares outstanding:
Basic	221,436,617	157,247,345	131,040,645
Diluted	221,622,444	157,271,668	131,064,388
Net income per common share attributable to common stockholders:
Basic	$0.17	$0.02	$0.22
Diluted	$0.17	$0.02	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	3,531,178	35	30,518	—	—	30,553	—	30,553
Vesting of restricted stock	10,500	—	437	—	—	437	—	437
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	51	—	—	51	—	51
Other offering costs	—	—	(40)	—	—	(40)	—	(40)
Repurchase of common stock	(3,408,870)	(34)	(29,453)	—	—	(29,487)	—	(29,487)
Distributions to common stockholders	—	—	—	(107,094)	—	(107,094)	—	(107,094)
Other comprehensive loss	—	—	—	—	(15,740)	(15,740)	—	(15,740)
Net income	—	—	—	36,776	—	36,776	—	36,776
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873	$—	$1,653,873

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	4,317,245	43	39,891	—	—	39,934	—	39,934
Issuance of common stock in connection with the REIT Merger	83,676,775	837	773,173	—	—	774,010	—	774,010
Vesting of restricted stock	9,750	—	89	—	—	89	—	89
Distribution and servicing fees	—	—	563	—	—	563	—	563
Other offering costs	—	—	(578)	—	—	(578)	—	(578)
Repurchase of common stock	(2,557,298)	(25)	(23,630)	—	—	(23,655)	—	(23,655)
Issuance of noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Distributions to common stockholders	—	—	—	(91,204)	—	(91,204)	—	(91,204)
Other comprehensive loss	—	—	—	—	(10,907)	(10,907)	—	(10,907)
Net income	—	—	—	2,782	—	2,782	—	2,782
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	124,327,777	$1,243	$1,084,905	$(99,309)	$3,710	$990,549	$2	$990,551
Issuance of common stock	12,376,366	124	118,481	—	—	118,605	—	118,605
Issuance of common stock under the distribution reinvestment plan	4,453,653	44	40,894	—	—	40,938	—	40,938
Vesting of restricted stock	9,000	—	90	—	—	90	—	90
Commissions on sale of common stock and related dealer-manager fees	—		(4,836)	—	—	(4,836)	—	(4,836)
Distribution and servicing fees	—	—	(368)	—	—	(368)	—	(368)
Other offering costs	—	—	(3,643)	—	—	(3,643)	—	(3,643)
Repurchase of common stock	(4,700,554)	(47)	(43,183)	—	—	(43,230)	—	(43,230)
Distributions to common stockholders	—	—	—	(81,985)	—	(81,985)	—	(81,985)
Other comprehensive income	—	—	—	—	2,390	2,390	—	2,390
Net income	—	—	—	28,873	—	28,873	—	28,873
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income attributable to common stockholders	$36,776	$2,782	$28,873
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	105,476	74,104	58,258
Amortization of deferred financing costs	3,884	2,825	2,810
Amortization of above-market leases	2,467	1,013	552
Amortization of below-market leases	(7,147)	(5,261)	(4,832)
Amortization of origination fee	166	—	—
Amortization of discount of deferred liability	54	—	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	963	577	—
Reduction in the carrying amount of right-of-use assets - finance lease, net	7	—	—
Gain on real estate dispositions	(3,142)	(79)	—
Impairment loss on real estate	—	21,000	—
Straight-line rent	(21,161)	(14,047)	(13,364)
Stock-based compensation	437	89	90
Ineffectiveness of interest rate swaps	—	—	98
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(607)	2,214	5,151
Accounts payable due to affiliates	(3,350)	1,151	413
Other assets	(1,985)	(6,259)	(3,838)
Net cash provided by operating activities	112,838	80,109	74,211
Cash flows from investing activities:
Investment in real estate	(16,135)	(528,259)	(217,332)
Investment in the internalization transaction	(25,000)	—	—
Proceeds from real estate dispositions	28,542	2,882	—
Capital expenditures	(28,797)	(12,841)	(15,583)
Payments of deal costs	(126)	—	—
Real estate deposits, net	100	(100)	100
Net cash used in investing activities	(41,416)	(538,318)	(232,815)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	118,605
Payments on notes payable	(3,923)	(10,441)	(349)
Proceeds from credit facility	140,000	605,000	155,000
Payments on credit facility	(110,000)	(52,000)	(20,000)
Payments of deferred financing costs	(715)	(6,351)	(4,958)
Repurchase of common stock	(29,487)	(23,655)	(43,230)
Offering costs on issuance of common stock	(3,099)	(4,146)	(12,388)
Distributions to common stockholders	(76,517)	(49,494)	(40,296)
Distributions to noncontrolling interests	—	(1)	—
Purchase of noncontrolling interests	(2)	—	—
Net cash (used in) provided by financing activities	(83,743)	458,912	152,384
Net change in cash, cash equivalents and restricted cash	(12,321)	703	(6,220)
Cash, cash equivalents and restricted cash - Beginning of year	80,230	79,527	85,747
Cash, cash equivalents and restricted cash - End of year	$67,909	$80,230	$79,527
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $669, $142 and $1,179, respectively	$55,129	$43,132	$32,503
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$30,553	$39,934	$40,938
Equity consideration transferred in the REIT Merger	$—	$774,010	$—
Net assets assumed in the REIT Merger	$—	$778	$—
Issuance of noncontrolling interests	$—	$1	$—
Credit facility revolving loan to term loan conversion	$—	$30,000	$—
Accrued capital expenditures	$2,875	$126	$—
Accrued deal costs	$—	$139	$—
Deferred internalization transaction purchase price	$14,674	$—	$—
Right-of-use assets in exchange for lease liability - operating leases	$1,060	$22,266	$—
Right-of-use assets in exchange for lease liability - finance lease	$2,854	$—	$—
Origination of note receivable related to real estate disposition	$28,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Upon completion of the Internalization Transaction, the Company’s 76 employees, who were previously employed by an affiliate of the Former Advisor, became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement.
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
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. During the year ended December 31, 2020, the Company acquired three real estate properties and sold two real estate properties. See Note 4—"Acquisitions and Dispositions" for additional information. As of December 31, 2020, the Company owned 153 real estate properties.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.

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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, taxes, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted cash held in escrow and restricted bank deposits are reported in other assets, net, in the accompanying consolidated balance sheets. See Note 9—"Other Assets, Net."
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning of year:
Cash and cash equivalents	69,342	68,360	74,803
Restricted cash	10,888	11,167	10,944
Cash, cash equivalents and restricted cash	$80,230	$79,527	$85,747

End of year:
Cash and cash equivalents	53,174	69,342	68,360
Restricted cash	14,735	10,888	11,167
Cash, cash equivalents and restricted cash	$67,909	$80,230	$79,527
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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. During the year ended December 31, 2020, the Company acquired three real estate properties that were determined to be asset acquisitions. See Note 4—"Acquisitions and Dispositions" for additional information. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, acquired intangible assets and acquired intangible liabilities in the accompanying consolidated balance sheets.
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
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, probability weighting of the potential re-lease of the property versus sales scenarios, sale prices of comparable properties, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
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

Impairment of Real Estate
During the year ended December 31, 2020, no impairment losses were recorded on real estate assets. During the third quarter ended September 30, 2019, real estate assets related to one healthcare property were determined to be impaired due to a tenant of the property experiencing financial difficulty and vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. On November 8, 2019, the Company terminated the lease with the second tenant. The aggregate carrying amount of the assets of $40,266,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive income (loss). In addition, during the fourth quarter ended December 31, 2019, real estate assets related to another healthcare property with an aggregate carrying amount of $30,412,000 were reduced to their estimated fair value of $22,412,000, resulting in an impairment charge of $8,000,000 based on a letter of intent from a prospective buyer to purchase the property. Impairment charges are recorded as impairment loss on real estate in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2018, no impairment losses were recorded on real estate assets.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the year ended December 31, 2020, the Company recognized impairments of three in-place lease intangible assets in the amount of approximately $4,693,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets. Of the $4,693,000 in-place lease intangible assets written off, $3,189,000 related to a tenant in a data center property of the Company that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of COVID-19 and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment, $1,484,000 related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020 and $20,000 as a result of a lease termination at a healthcare property.
During year ended December 31, 2020, the Company wrote off one below-market lease intangible liability in the amount of approximately $1,974,000, by accelerating the amortization of the acquired intangible liability related to one tenant of the data center property discussed above.
During the year ended December 31, 2019, the Company recognized impairments of in-place lease intangible assets in the amount of approximately $3,195,000, by accelerating the amortization of the acquired intangible assets related to two tenants of a healthcare property.
During the year ended December 31, 2019, the Company wrote off one below-market lease intangible liability in the amount of approximately $212,000, by accelerating the amortization of the acquired intangible liability related to one tenant of a healthcare property.
During the year ended December 31, 2018, no impairment losses were recorded on acquired intangible assets or intangible liabilities.
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. The Company's reporting unit represents each individual operating real estate property. Goodwill has an indefinite life and is not amortized. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction. See Note 3—"Internalization Transaction" for details.
The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last date of each year. The Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company adopted the annual impairment test and performed a qualitative analysis of each reporting unit as of December 31, 2020. The Company concluded, based on the qualitative assessment, that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. As of December 31, 2020, no impairment losses on goodwill have been recognized.

Notes Receivable
Notes receivable are recorded at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The Company defers notes receivable origination costs and fees and amortizes them as an adjustment of yield over the term of the related note receivable. Amortization of the notes receivable origination costs and fees are recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss).
During the year ended December 31, 2020, in connection with the sale of a healthcare property, a wholly-owned subsidiary of the Company issued a note receivable in the principal amount of $28,000,000. See Note 8—"Notes Receivable, Net" for further discussion.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable. See "Recently Adopted Accounting Pronouncements—Measurement of Credit Losses on Financial Instruments" section below for further discussion.
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining and further modifying financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to a revolving line of credit are recorded in other assets, net, in the accompanying consolidated balance sheets.
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

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and accrued liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.
Credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
See additional discussion in Note 15—"Fair Value."
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
Where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. During the years ended December 31, 2020, 2019, and 2018, the Company recorded $126,000, $672,000 and $0, respectively, as a reduction in rental revenue in the accompanying consolidated statements of comprehensive income (loss).

Concentration of Credit Risk and Significant Leases
As of December 31, 2020, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of December 31, 2020, the Company owned real estate investments in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs, two MSAs of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.9% and 10.3%, respectively, of rental revenue for the year ended December 31, 2020.
As of December 31, 2020, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2020. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC accounted for 10.1% of rental revenue for the year ended December 31, 2020.
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
The Company generally honors valid repurchase requests approximately 30 days following the end of the applicable quarter. The Company reached the DRIP funding limitation and was not able to fully accommodate all repurchase requests for the second quarter repurchase date of 2020, which was April 30, 2020. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further information for the second quarter repurchase date of 2020.
On April 30, 2020, due to the uncertainty surrounding the ongoing coronavirus, or COVID-19, pandemic and any impact it may have on the Company, the Company's board of directors decided to temporarily suspend share repurchases under the SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date of 2020, which was July 30, 2020.
On December 11, 2020, the Company's board of directors authorized and approved the Amended and Restated Share Repurchase Program, or the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021. Under the A&R SRP, the Company will only repurchase shares due to death or involuntary exigent circumstance in accordance with the A&R SRP, subject in each case to the terms and limitations of the A&R SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. Under the A&R SRP, the Company may waive certain of the terms and requirements of the A&R SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the A&R SRP. The Company may also waive certain of the terms and requirements of the A&R SRP in the event of an involuntary exigent circumstance, as determined by the Company or any of the executive officers thereof, in its or their sole discretion. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Company's A&R SRP.
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
During the year ended December 31, 2020, the Company repurchased 3,408,870 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,666,674 Class A shares, 408,346 Class I shares, 298,224 Class T shares and 35,626 Class T2 shares), or 1.54% of shares outstanding as of December 31, 2019, for an aggregate purchase price of approximately $29,487,000 (an average of $8.65 per share). During the year ended December 31, 2019, the Company repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares), or 1.87% of shares outstanding as of December 31, 2018, for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.48, $0.58 and $0.63 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had distributions payable of approximately $9,117,000. Of these distributions payable, approximately $6,574,000 was paid in cash and approximately $2,543,000 was reinvested in shares of common stock pursuant to the DRIP on January 4, 2021. Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code. See Note 22—"Subsequent Events" for further discussion.
Stock-based Compensation
On March 6, 2020, the Company's board of directors approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date less forfeitures (if applicable). See Note 18—"Stock-based Compensation" for further information on the Company's stock-based compensation.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. During the years ended December 31, 2020, 2019 and 2018 diluted earnings per share reflected the effect of approximately 186,000, 24,000 and 24,000 of non-vested shares of restricted common stock that were outstanding as of each period, respectively.
Reportable Segments
ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2020 and 2019, the Company operated through two reportable business segments—real estate investments in data centers and healthcare. Segregation of the Company’s operations into two reportable segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 14—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments at fair value as assets and liabilities on its consolidated balance sheets. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive income (loss) during such period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive (loss) income in the consolidated statements of comprehensive income (loss) and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 16—"Derivative Instruments and Hedging Activities."
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2020, 2019 and 2018. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination is 2017.
Recently Adopted Accounting Pronouncements
Leases—Rent Concessions
The ongoing COVID-19 pandemic has forced the temporary closure, changes to the operating hours or other temporary changes to the business of certain tenants in healthcare and data center properties of the Company. As a result of the impact of the pandemic on their businesses, certain tenants sought rent concessions, including decreased rent and rent deferrals. To provide operational clarity, on April 8, 2020, the Financial Accounting Standards Board, or FASB, issued practical expedients to the lease modification guidance in ASC 842, Leases, in the context of COVID-19 for leases where the total lease cash flows will remain substantially the same or less than those after the COVID-19 related effects. Entities may choose to forgo the evaluation of the enforceable rights and obligations of the original lease agreements in accordance with ASC 842, Leases. An entity may elect to account for rent concessions either:
•as if they are part of the enforceable rights and obligations of the parties under the existing lease contracts; or
•as a lease modification.
As a lessor, for leases impacted by COVID-19, the Company elected to account for any rent concessions as if they were part of the enforceable rights and obligations under the existing lease. During the year ended December 31, 2020, the Company granted rent deferrals to a limited number of tenants significantly impacted by COVID-19, with immaterial impact on the Company's consolidated financial statements and on the collectability of tenant receivables over the respective term of the lease. During the year ended December 31, 2020, the Company entered into 30 rent concessions and lease modifications due to the impact of COVID-19 on its tenants and collected approximately 99% of rental revenue related to these lease concessions and lease modifications for such period.
As a lessee, the Company did not elect the practical expedient and will apply the lease modification guidance in accordance with ASC 842, Leases, if changes to ground lease agreements occur. The Company had not modified any of its ground lease agreements as of December 31, 2020.

Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, among other financial instruments. Other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the estimated credit loss model have some amount of credit loss reserve. The reserve is to reflect the GAAP principle underlying the estimated credit loss model that all loans, debt securities, and similar assets have an inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The new model for estimated credit losses is applicable to the Company's notes receivable and tenant reimbursements related to the finance lease. The standard does not apply to receivables arising from operating leases, which are within the scope of ASC 842, Leases. The adoption of ASU 2016-13 did not have any impact to the Company’s consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the year ended December 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations. Amounts related to notes receivable, net, previously classified in other assets, net, as of December 31, 2019, are now presented separately as notes receivable, net, on the consolidated balance sheets.

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
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price will be paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the closing, (ii) $7,500,000 will be due and payable on March 31, 2021, and (iii) $7,500,000 will be due and payable on March 31, 2022 and recorded at fair value, net of amortization of discount in accounts payable and other liabilities in the accompanying consolidated balance sheets.
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement, the Company entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, pursuant to which Mr. Seton and Ms. Neely have served from and after the closing as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements were effective at and upon the Closing.
Allocation of Purchase Price
The Internalization Transaction was accounted for as a business combination and the following table summarizes management’s allocation of the fair value of the Internalization Transaction (amounts in thousands):

December 31, 2020
Goodwill	$39,529
Right-of-use assets - operating lease	1,205
Total assets acquired	40,734
Operating lease liabilities	(1,060)
Deferred internalization transaction purchase price	(14,674)
Total liabilities acquired	(15,734)
Net assets allocated at acquisition	$25,000

Pro Forma Financial Information (Unaudited)
Assuming the Internalization Transaction had occurred on January 1, 2019, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods presented below (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Pro forma basis:
Revenues	$276,536	$210,901
Net income attributable to common stockholders	$56,083	$11,822
Net income per common share attributable to common stockholders:
Basic	$0.25	$0.08
Diluted	$0.25	$0.08
The condensed pro forma financial statements for the years ended December 31, 2020 and 2019 include pro forma adjustments related to the Internalization Transaction during 2020 and 2019. The pro forma information for the year ended December 31, 2020, was adjusted to exclude approximately $3,640,000 of internalization transaction expenses. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2019, nor is it necessarily indicative of future operating results.
Note 4—Acquisitions and Dispositions
2020 Real Estate Property Acquisitions
During the year ended December 31, 2020, the Company purchased three real estate properties, or the 2020 Acquisitions, all of which were determined to be asset acquisitions. Upon the completion of each 2020 Acquisitions, the Company allocated the purchase price of the real estate properties to acquired tangible assets, consisting of land, buildings and improvements and tenant improvements, acquired intangible assets, consisting of in-place leases, and acquired intangible liabilities, consisting of ground lease liabilities and below-market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2020 Acquisitions during the year ended December 31, 2020:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amounts in thousands)
Grimes Healthcare Facility	02/19/2020	100%	$5,030
Tampa Healthcare Facility	09/08/2020	100%	11,047
Tucson Healthcare Facility IV (1)	12/22/2020	100%	58
Total			$16,135

(1)The Tucson Healthcare Facility IV was acquired as a development healthcare property. At the closing date, the Company funded additional $849,000 for the construction of the development property.

The following table summarizes the Company's purchase price allocation of the 2020 Acquisitions during the year ended December 31, 2020 (amounts in thousands):

Total (1)
Land	$831
Buildings and improvements	13,524
Tenant improvements	463
In-place leases	1,748
Right-of-use assets - finance lease	2,534
Total assets acquired	19,100
Finance lease liabilities	(2,854)
Below-market leases	(169)
Total liabilities acquired	(3,023)
Net assets acquired	$16,077

(1)The Tucson Healthcare Facility IV was acquired as a development healthcare property. At the closing date, the Company funded $849,000 for the construction of the development property and capitalized acquisition costs of $58,000, which are a part of construction in progress in the accompanying consolidated balance sheets as of December 31, 2020.
Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition fees and costs of approximately $310,000 related to the 2020 Acquisitions, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of a property, unless the Company’s board of directors determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition fees and costs. During the year ended December 31, 2020, acquisition fees and costs did not exceed 6.0% of the contract purchase price of the 2020 Acquisitions during such period.
2020 Real Estate Property Dispositions and Origination of Note Receivable
The Company sold two healthcare properties, or the 2020 Dispositions, during the year ended December 31, 2020, for an aggregate sale price of $58,000,000 and generated net proceeds of $28,542,000. For the year ended December 31, 2020, the Company recognized an aggregate gain on sale of $3,142,000 in gain on real estate dispositions in the consolidated statements of comprehensive income (loss).
The following table summarizes the 2020 Dispositions during the year ended December 31, 2020:

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)		Net Proceeds (amounts in thousands)
San Antonio Healthcare Facility II	05/28/2020	100%	$35,000	(1)	$6,125
Dallas Healthcare Facility II	11/06/2020	100%	23,000		22,417
Total			$58,000		$28,542

(1)The sale price of $35,000,000 consisted of $7,000,000 cash and a $28,000,000 investment in note receivable. See Note 8—"Notes Receivable, Net" for additional information.

Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2020 and 2019 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2020	December 31, 2019
In-place leases, net of accumulated amortization of $86,728 and $62,252, respectively (with a weighted average remaining life of 9.8 years and 10.4 years, respectively)	$231,200	$266,856
Above-market leases, net of accumulated amortization of $4,002 and $1,912, respectively (with a weighted average remaining life of 9.9 years and 10.5 years, respectively)	15,561	18,603
	$246,761	$285,459
The aggregate weighted average remaining life of the acquired intangible assets was 9.8 years and 10.4 years as of December 31, 2020 and 2019, respectively.
Amortization of the acquired intangible assets was $37,637,000, $26,699,000 and $19,919,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Of the $37,637,000 recorded for the year ended December 31, 2020, $5,037,000 was attributable to accelerated amortization due to the impairment of three in-place lease intangible assets and one above-market lease intangible asset. Of the $26,699,000 recorded for the year ended December 31, 2019, $3,195,000 was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets. Amortization of the in-place leases is included in depreciation and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization expense on the acquired intangible assets as of December 31, 2020, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2021	$30,597
2022	29,159
2023	28,076
2024	26,001
2025	23,018
Thereafter	109,910
$246,761
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of December 31, 2020 and 2019 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2020	December 31, 2019
Below-market leases, net of accumulated amortization of $13,924 and $12,332, respectively (with a weighted average remaining life of 16.2 years and 16.1 years, respectively)	$52,560	$59,538
Amortization of the below-market leases was $7,147,000, $5,261,000 and $4,832,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Of the $7,147,000 and $5,261,000 recorded for the years ended December 31, 2020 and 2019, respectively, $1,974,000 and $212,000, respectively, was attributable to accelerated amortization of a below-market lease intangible liability. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization of the acquired intangible liabilities as of December 31, 2020, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2021	$4,385
2022	3,873
2023	3,808
2024	3,706
2025	3,482
Thereafter	33,306
$52,560
Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2020, including optional renewal periods, when applicable, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2021	$224,764
2022	233,130
2023	235,913
2024	232,177
2025	223,136
Thereafter	1,434,582
Total (1)	$2,583,702

(1)The total future rent amount of $2,583,702,000 includes approximately $59,171,000 in rent to be received in connection with two leases executed as of December 31, 2020, at two development properties with estimated lease commencement dates of April 1, 2021 and February 1, 2022.
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
The Company incurred operating lease costs associated with its ground operating leases of $2,567,000, $1,388,000 and $134,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which are recorded as rental expenses in the consolidated statements of comprehensive income (loss). The Company was reimbursed by tenants who sublease the ground leases $1,604,000, $781,000 and $94,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The tenant reimbursements for ground leases are recorded as rental revenue in the consolidated statements of comprehensive income (loss). The Company incurred operating lease costs associated with its Corporate Lease of $264,000 for the year ended December 31, 2020, which is recorded as general and administrative expenses in the consolidated statements of comprehensive income (loss).

The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable operating leases, as of December 31, 2020, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2021	$2,464
2022	1,682
2023	1,638
2024	1,687
2025	1,688
Thereafter	135,031
Total undiscounted rental payments	144,190
Less imputed interest	(112,140)
Total operating lease liabilities	$32,050
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
As of December 31, 2020, the IBRs ranged between 3.5% and 6.6%, with the weighted average IBR for the Company's operating leases of 5.7%. The weighted average remaining lease term for the Company's operating leases was 48.1 years and 50.7 years as of December 31, 2020 and 2019, respectively.
Finance Leases
During the year ended December 31, 2020, the Company entered into one non-cancellable ground lease agreement for an aggregate present value of future rent payments of $2,854,000. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The lease represents a finance lease, as defined in ASC 842, Leases. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company recognized amortization expense of the ROU asset - finance lease of $7,000 for the year ended December 31, 2020, and is recorded as depreciation and amortization in the consolidated statements of comprehensive income (loss). The Company recognized interest on the finance lease liability of $47,000 for the year ended December 31, 2020, and is recorded as interest and other expense, net, in the consolidated statements of comprehensive income (loss).
The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable finance leases, as of December 31, 2020, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2021	$147
2022	147
2023	147
2024	152
2025	154
Thereafter	7,110
Total undiscounted rental payments	7,857
Less imputed interest	(5,014)
Total finance lease liabilities	$2,843
As of December 31, 2020, the Company's IBR for its finance lease was 5.3% and a remaining lease term of 43.4 years.

Note 8—Notes Receivable, Net
As of December 31, 2020, the Company had two notes receivable outstanding in the amount of $31,262,000 secured by real estate properties.
The following summarizes the notes receivable balances as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019	Interest Rate (1)	Maturity Date
Note receivable	$2,700	$2,700	6.0%	11/05/2021
Note receivable	28,562	—	7.0%	06/01/2022
Total notes receivable	$31,262	$2,700

(1)    As of December 31, 2020.
As described in Note 4—"Acquisitions and Dispositions", in connection with the sale of the San Antonio Healthcare Facility II on May 28, 2020, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable is secured by a first mortgage lien on San Antonio Healthcare Facility II and matures on June 1, 2022, or the Maturity Date. The interest rate of the note receivable is 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments are interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest can be prepaid at any time without penalty or charge. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000, which is amortized ratably over the term of the note receivable. During the year ended December 31, 2020, the Company amortized $166,000 related to the loan origination fee, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the Company recognized $1,187,000 of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company had an unamortized loan origination fee in the amount of $394,000, which was recorded in notes receivable, net, in the accompanying consolidated balance sheets.
In connection with an outstanding note receivable in the amount of $2,700,000, on November 5, 2020, the Company entered into an amended agreement with the borrower to, among other things, change the maturity date to November 5, 2021 (the maturity date was previously November 5, 2020), or earlier, as provided in the amended agreement. On January 6, 2021, in accordance with the amended note receivable agreement, the borrower paid an amendment fee in the amount of $50,000 and paid down $500,000 in principal outstanding on the note receivable. The note receivable is secured by (i) a payment guaranty from a parent company to the borrower of the note receivable, and (ii) the equity interest in a healthcare real estate property that the Company believes has sufficient value to cover the note receivable if the Company exercises its rights to take possession of the asset.
Expected Credit Losses
As of December 31, 2020, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and the other the Company does not expect to incur a loss because it is secured by collateral that the Company believes has sufficient value to cover the note receivable in the event of a default by the borrower. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the year ended December 31, 2020, because the Company believes that the collateral for these loans was sufficient to cover its investment.

Note 9—Other Assets, Net
Other assets, net, consisted of the following as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $6,902 and $5,696, respectively	$1,634	$2,623
Leasing commissions, net of accumulated amortization of $811 and $240, respectively	11,421	10,288
Restricted cash	14,735	10,888
Tenant receivables	5,541	6,116
Straight-line rent receivable, net	69,687	48,526
Prepaid and other assets	5,443	4,709
Derivative assets	—	884
	$108,461	$84,034
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2020, 2019 and 2018 was $1,206,000, $1,010,000 and $1,260,000, respectively, which was recorded as interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss). Amortization of leasing commissions for the years ended December 31, 2020, 2019 and 2018 was $598,000, $158,000 and $76,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss). Of the $598,000 recorded for amortization of leasing commissions for the year ended December 31, 2020, $12,000 was attributable to accelerated amortization due to the impairment of leasing commissions related to two tenants who were experiencing financial difficulties.
Note 10—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$14,033	$11,448
Accrued interest expense	4,269	5,185
Accrued property taxes	2,511	3,537
Accrued personnel costs (1)	1,202	—
Distribution and servicing fees	3,128	—
Distributions payable to stockholders	9,117	9,093
Tenant deposits	1,047	1,500
Deferred rental income	9,767	9,003
Deferred internalization transaction liability (2)	14,728	—
Derivative liabilities	20,444	5,588
	$80,246	$45,354

(1)    Upon completion of the Internalization Transaction on September 30, 2020, 76 individuals previously employed by an affiliate of the Former Advisor, became employees of the Company. These costs include payroll related expenses that have been earned by the Company's employees from October 1, 2020 through December 31, 2020.
(2)Represents the assumed liability recorded at fair value, net of amortization of discount, as a part of the Internalization Transaction. See Note 3—"Internalization Transaction" for additional information.

Note 11—Notes Payable
As of December 31, 2020, the Company had $453,422,000 principal outstanding in notes payable collateralized by real estate properties with a weighted average interest rate of 4.4%.
The following table summarizes the notes payable balances as of December 31, 2020 and 2019 (amounts in thousands):

			Interest Rates
	December 31, 2020	December 31, 2019	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$218,415	$219,567	4.0%	-	4.8%	4.3%	12/11/2021	-	07/01/2027
Variable rate notes payable fixed through interest rate swaps	235,007	237,778	3.7%	-	5.1%	4.5%	10/28/2021	-	11/16/2022
Total notes payable, principal amount outstanding	453,422	457,345
Unamortized deferred financing costs related to notes payable	(1,805)	(2,500)
Total notes payable, net of deferred financing costs	$451,617	$454,845
The Company did not enter into any notes payable during the year ended December 31, 2020.
During the quarter ended June 30, 2020, the Company temporarily fell out of compliance with one of its mortgage loan agreements as a result of a covenant requiring the tenant at the property to maintain a certain rent coverage ratio. The tenant at the property is a healthcare tenant that experienced a temporary reduction in patient volume as a result of the COVID-19 pandemic but has not missed any rental payments. The lenders waived compliance with the covenant through June 30, 2020. During the quarter ended September 30, 2020, the Company amended the mortgage loan agreement to, among other things, modify the rent coverage ratio beginning with the quarter ended September 30, 2020, through the quarter ending June 30, 2021.
The principal payments due on the notes payable as of December 31, 2020, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2021(1)	$146,026
2022	166,209
2023	2,710
2024	27,360
2025	2,195
Thereafter	108,922
$453,422

(1)    The Company has adequate liquidity and availability under the credit facility to satisfy its outstanding debt obligations as they become due in 2021.
Note 12—Credit Facility
The Company's outstanding credit facility as of December 31, 2020 and 2019 consisted of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Variable rate revolving line of credit	$138,000	$108,000
Variable rate term loan fixed through interest rate swaps	400,000	250,000
Variable rate term loans	400,000	550,000
Total credit facility, principal amount outstanding	938,000	908,000
Unamortized deferred financing costs related to the term loan credit facility	(5,900)	(7,385)
Total credit facility, net of deferred financing costs	$932,100	$900,615
Significant activities regarding the credit facility during the year ended December 31, 2020 include:
•During the year ended December 31, 2020, the Company drew $140,000,000 on its credit facility, $20,000,000 of which was related to a property acquisition and the funding of share repurchases, $75,000,000 was drawn to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 pandemic and $45,000,000 was related to another property acquisition and the Internalization Transaction. During the year ended December 31, 2020, the Company repaid $110,000,000 on its credit facility.
•During the year ended December 31, 2020, three interest rate swap agreements, which the Company entered into in December 2019, with an effective date of January 1, 2020, effectively fixed London Interbank Offered Rate, or LIBOR, related to $150,000,000 of the term loans of the credit facility.
•During the year ended December 31, 2020, two interest rate swap agreements, which the Company entered into in June 2020, with an effective date of July 1, 2020, effectively fixed LIBOR related to $100,000,000 of the term loans of the credit facility.
•On July 10, 2020, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association and the other lenders listed as lenders in the Company’s credit agreement and term loan agreement entered into second amendments to such agreements due to certain rent concessions provided to tenants as a result of the COVID-19 pandemic and their impact on the amount available to be drawn under the Company’s credit facility. In particular, the second amendments (i) modify the calculation of Adjusted Net Operating Income, or ANOI, such that beginning with the second quarter of 2020 and continuing thereafter, ANOI is calculated using a trailing 12 month accrual method, rather than a trailing six month annualized cash-based approach, and waives a rent coverage ratio requirement with respect to certain healthcare pool properties beginning with the quarter ended June 30, 2020 through and including the quarter ending June 30, 2021, and (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events.
The principal payments due on the credit facility as of December 31, 2020, for each of the next five years ending December 31, are as follows (amounts in thousands):

Year	Amount
2022(1)	$138,000
2023	280,000
2024	520,000
$938,000

(1)    Amount relates to the revolving line of credit under the credit facility. As of December 31, 2020, the maturity date of the revolving line of credit under the credit facility was April 27, 2022, subject to our right for one, 12-month extension period.
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
The annual interest rate payable under the credit facility is, at the Company's option, either: (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined based on the Company's overall leverage, or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the Company's overall leverage. As of December 31, 2020, the weighted average interest rate on the variable rate portion of the credit facility was 2.40% and the weighted average interest rate on the variable rate fixed through interest rate swap portion of the credit facility was 3.77%.
In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a per annum rate equal to 0.25% if the daily amount outstanding under the credit agreement is less than 50% of the lenders’ commitments, or 0.15% if the daily amount outstanding under the credit agreement is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.
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
Note 13—Related-Party Transactions and Arrangements
Prior to the closing of the Internalization Transaction, the Company had no direct employees. Substantially all of the Company's business was managed by the Former Advisor. The employees of the Former Advisor and its affiliates provided services to the Company related to acquisitions, property management, asset management, accounting, investor relations and all other administrative services.
Upon completion of the Internalization, the employees of an affiliate of the Former Advisor, became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement. Additionally, the Company concluded that there were no preexisting relationships between the Former Advisor and the Company that had to be settled and accounted for as separate transactions from the Internalization Transaction.
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
Prior to the closing of the Internalization Transaction, the Company reimbursed the Former Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company did not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communications expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company reimbursed the Former Advisor expenses of approximately 0.01% of the aggregate purchase price of all properties acquired. In connection with Tampa Healthcare Facility acquired on September 8, 2020, the Company did not pay acquisition fees to its Former Advisor, in accordance with the Purchase Agreement.
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
Disposition Fees
Prior to the closing of the Internalization Transaction, the Company paid its Former Advisor, or its affiliates, if the Former Advisor or its affiliates provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, a disposition fee, equal to the lesser of 1.0% of the contract sales price or one-half of the total brokerage commission paid if a third party broker was also involved, without exceeding the lesser of 6.0% of the contract sales price or a reasonable, customary and competitive real estate commission.

The following table details amounts incurred in connection with the Company's related-party transactions as described above for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

		Incurred
		Year Ended December 31,
Fee	Entity	2020	2019	2018
Distribution and servicing fees(1)	SC Distributors, LLC	$(65)	$(563)	$368
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	97	26,072	4,272
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	17,914	16,475	13,114
Property management fees	Carter Validus Real Estate Management Services II, LLC	5,290	5,403	4,391
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	3,966	4,492	2,692
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	594	1,241	497
Construction management fees	Carter Validus Real Estate Management Services II, LLC	435	276	243
Disposition fees	Carter Validus Advisors II, LLC and its affiliates	350	—	—
Loan origination fees	Carter Validus Advisors II, LLC and its affiliates	560	—	—
Total		$29,141	$53,396	$25,577

(1)     Reduction of distribution and servicing fees is a result of repurchases of Class T and Class T2 shares of common stock for the years ended December 31, 2020 and 2019.
The following table details amounts payable to affiliates in connection with the Company's related-party transactions as described above as of December 31, 2020 and 2019 (amounts in thousands):

		Payable
Fee	Entity	December 31, 2020	December 31, 2019
Distribution and servicing fees	SC Distributors, LLC	$—	$6,210
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	—	2,100
Property management fees	Carter Validus Real Estate Management Services II, LLC	—	433
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	—	518
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	299
Construction management fees	Carter Validus Real Estate Management Services II, LLC	—	199
Total		$—	$9,759
Note 14—Segment Reporting
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
The Company evaluates performance based on the net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, internalization transaction expenses, asset management fees, gain on real estate dispositions, impairment loss on real estate and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, notes receivable, right-of-use assets - operating leases attributable to the Corporate Lease and deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility not attributable to individual properties.

On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction that was allocated to separately identified reporting units. The Company's reporting units represent each individual operating real estate property and meet aggregation criteria to be grouped into two reportable segments- data centers and healthcare.
Summary information for the reportable segments during the years ended December 31, 2020, 2019 and 2018 is as follows (amounts in thousands):

	Data Centers	Healthcare	Year Ended December 31, 2020
Revenue:
Rental revenue	$110,755	$165,781	$276,536
Expenses:
Rental expenses	(28,346)	(15,187)	(43,533)
Segment net operating income	$82,409	$150,594	233,003

Expenses:
General and administrative expenses			(16,681)
Internalization transaction expenses			(3,640)
Asset management fees			(17,914)
Depreciation and amortization			(105,483)
Gain on real estate dispositions			3,142
Income from operations			92,427
Interest and other expense, net			(55,651)
Net income attributable to common stockholders			$36,776

	Data Centers	Healthcare	Year Ended December 31, 2019
Revenue:
Rental revenue	$109,689	$101,212	$210,901
Expenses:
Rental expenses	(30,270)	(10,714)	(40,984)
Segment net operating income	$79,419	$90,498	169,917

Expenses:
General and administrative expenses			(8,421)
Asset management fees			(16,475)
Depreciation and amortization			(74,104)
Impairment loss on real estate - healthcare			(21,000)
Gain on real estate disposition			79
Income from operations			49,996
Interest and other expense, net			(47,214)
Net income attributable to common stockholders			$2,782

	Data Centers	Healthcare	Year Ended December 31, 2018
Revenue:
Rental revenue	$103,226	$74,107	$177,333
Expenses:
Rental expenses	(27,289)	(10,038)	(37,327)
Segment net operating income	$75,937	$64,069	140,006

Expenses:
General and administrative expenses			(5,396)
Asset management fees			(13,114)
Depreciation and amortization			(58,258)
Income from operations			63,238
Interest and other expense, net			(34,365)
Net income attributable to common stockholders			$28,873
There were no intersegment sales or transfers during the years ended December 31, 2020, 2019 and 2018.
Assets by each reportable segment as of December 31, 2020 and 2019 are as follows (amounts in thousands):

	December 31, 2020		December 31, 2019
Assets by segment:
Data centers	$979,222	(1)	$989,953
Healthcare	2,147,389	(1)	2,184,450
All other	78,678		65,131
Total assets	$3,205,289		$3,239,534

(1)Includes $15,574,000 of goodwill allocated to the data centers segment and $23,955,000 of goodwill allocated to the healthcare segment acquired in the Internalization Transaction on September 30, 2020.

Capital additions, acquisitions and dispositions and goodwill by reportable segments for the years ended December 31, 2020, 2019 and 2018 are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Capital additions by segment:
Data centers	$3,945	$7,004	$2,763
Healthcare	24,852	5,837	12,820
Total	28,797	12,841	15,583
Acquisitions by segment:
Data centers	—	—	112,181
Healthcare	16,135	528,259	105,151
Total	16,135	528,259	217,332
Proceeds from Dispositions by segment:
Data centers	—	—	—
Healthcare	(28,542)	(2,882)	—
Total	(28,542)	(2,882)	—
Net cash outflows from capital additions, acquisitions and dispositions	$16,390	$538,218	$232,915
Goodwill allocated by segment:
Data centers	$15,574	$—	—
Healthcare	23,955	—	—
Total	$39,529	$—	$—
Note 15—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $229,999,000 and $222,816,000 as of December 31, 2020 and 2019, respectively, as compared to the outstanding principal of $218,415,000 and $219,567,000 as of December 31, 2020 and 2019, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $234,554,000 and $237,974,000 as of December 31, 2020 and 2019, respectively, as compared to the outstanding principal of $235,007,000 and $237,778,000 as of December 31, 2020 and 2019, respectively.
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $536,329,000 and $659,691,000 as of December 31, 2020 and 2019, respectively, as compared to the outstanding principal of $538,000,000 and $658,000,000 as of December 31, 2020 and 2019, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $398,563,000 and $250,472,000 as of December 31, 2020 and 2019, respectively, as compared to the outstanding principal of $400,000,000 and $250,000,000 as of December 31, 2020 and 2019, respectively.
The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its respective financial institution.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $30,700,000 and $2,700,000 approximated the fair value as of December 31, 2020 and 2019, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 16—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$20,444	$—	$20,444
Total liabilities at fair value	$—	$20,444	$—	$20,444

	December 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$884	$—	$884
Total assets at fair value	$—	$884	$—	$884
Liabilities:
Derivative liabilities	$—	$5,588	$—	$5,588
Total liabilities at fair value	$—	$5,588	$—	$5,588
Note 16—Derivative Instruments and Hedging Activities
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive (loss) income in the accompanying consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $9,486,000 will be reclassified from accumulated other comprehensive loss as an increase to interest and other expense, net.
See Note 15—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2020			December 31, 2019
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	11/01/2016 to 07/01/2020	10/28/2021 to 12/31/2024	$635,007	$—	$(20,444)	$637,778	$884	$(5,588)

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive income (loss).
The table below summarizes the amount of (loss) income recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive (Loss) Income on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Total Amount of Interest and Other Expense, Net Presented in Statements of Comprehensive Income (Loss)
Year Ended December 31, 2020
Interest rate swaps	$(23,583)	Interest and other expense, net	$(7,843)	$55,651
Total	$(23,583)		$(7,843)
Year Ended December 31, 2019
Interest rate swaps	$(9,305)	Interest and other expense, net	$1,602	$47,214
Total	$(9,305)		$1,602
Year Ended December 31, 2018
Interest rate swaps	$3,208	Interest and other expense, net	$818	$34,365
Total	$3,208		$818
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2020, the fair value of derivatives in a net liability position was $21,901,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2020, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2020 and 2019 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2019	$884	$—	$884	$(5)	$—	$879

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2020	$20,444	$—	$20,444	$—	$—	$20,444
December 31, 2019	$5,588	$—	$5,588	$(5)	$—	$5,583
The Company reports derivative assets and derivative liabilities in the accompanying consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.

Note 17—Accumulated Other Comprehensive (Loss) Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

Unrealized Income (Loss) on Derivative Instruments
Balance as of December 31, 2017	$3,710
Other comprehensive income before reclassification	3,208
Amount of income reclassified from accumulated other comprehensive income to net income (effective portion)	(818)
Other comprehensive income	2,390
Balance as of December 31, 2018	6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(9,305)
Amount of income reclassified from accumulated other comprehensive income to net income (including missed forecast)	(1,602)
Other comprehensive loss	(10,907)
Balance as of December 31, 2019	(4,704)
Other comprehensive loss before reclassification	(23,583)
Amount of loss reclassified from accumulated other comprehensive loss to net income	7,843
Other comprehensive loss	(15,740)
Balance as of December 31, 2020	$(20,444)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive (Loss) Income Components	Amounts Reclassified from Accumulated Other Comprehensive Loss (Income) to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31,
	2020	2019	2018
Interest rate swap contracts	$7,843	$(1,602)	$(818)	Interest and other expense, net
Note 18—Stock-based Compensation
Incentive Plan
On May 6, 2014, the Company adopted the 2014 restricted share plan, or the Incentive Plan, pursuant to which the Company has the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. The Company authorized and reserved 300,000 shares of its Class A shares for issuance under the Incentive Plan, subject to certain adjustments.
On March 6, 2020, the Company's board of directors approved the Amended and Restated 2014 restricted share plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company's board of directors has authorized a total of 5,000,000 Class A shares of common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, encumbered, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. The Company uses the straight-line method to recognize expenses for service awards with graded vesting.
On March 6, 2020, the Company's board of directors determined to revise the amounts of restricted Class A shares of common stock the independent directors are entitled to receive each year. On July 1, 2020, the Company granted each independent director $60,000 in restricted shares of Class A common stock. Restricted shares of Class A common stock issued to the Company’s independent directors in July 2020 will vest over a three-year period following the first anniversary of the date of grant in increments of 33.34% per annum. The fair value of each share of restricted common stock was estimated at the date of grant at $8.65 per share.
The Company’s board of directors determined that, effective upon the closing of the Internalization Transaction, the independent directors are entitled to receive $70,000 each year in restricted shares of Class A common stock of the Company at the most recently determined estimated net asset value per share (the 2020 grant was prorated through June 30, 2021), which were issued pursuant to the Company’s A&R Incentive Plan. Restricted shares of Class A common stock issued to the independent directors will vest over a one-year period.
On October 1, 2020, the Company granted each independent director $7,500 in restricted shares of Class A common stock, which will vest over a one-year period. The fair value of each share of restricted common stock was estimated at the date of grant at $8.65 per share.
Executive Awards
Concurrently with, and as a condition to the execution and delivery of the Purchase Agreement on July 28, 2020, the Company entered into an employment agreement with each of Michael A. Seton and Kay C. Neely, or the Executives, pursuant to which Mr. Seton and Ms. Neely have served from and after the closing of the Internalization Transaction as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Such employment agreements became effective on September 30, 2020.
Subject to each Executive’s continued employment through the grant date, in the first quarter of calendar year 2021, each Executive will receive an award of time-based restricted shares of Class A common stock, or the Time-Based 2021 Award, and an award of performance-based restricted stock units, or the Performance-Based 2021 Award, and together with the Time-Based 2021 Award, the “2021 Awards”, each to be granted under and subject to the terms of the Company’s A&R Incentive Plan and award agreements. In the case of Mr. Seton, the combined value of the shares of the Company’s common stock underlying the 2021 Awards on the grant date will be $1,800,000, with 50% of the grant date value of the 2021 Awards consisting of the Performance-Based 2021 Award and 50% consisting of the Time-Based 2021 Award. In the case of Ms. Neely, the combined value of the shares of the Company’s common stock underlying the 2021 Awards will be $700,000, with 50% of the grant date value of the 2021 Awards consisting of the Performance-Based 2021 Award and 50% consisting of the Time-Based 2021 Award. The performance objectives and other terms and conditions of the Performance-Based 2021 Award were determined by the Company's compensation committee, which was established and effective upon the closing of the Internalization Transaction. The Time-Based 2021 Award will vest ratably over four years following the grant date, subject to the Executive’s continued employment through the applicable vesting dates, with certain exceptions. The Performance-Based 2021 Award will vest based on the level of achievement of performance over the three fiscal years (2021-2023) subject to the executive officer’s continuous employment through the applicable vesting date, with limited exceptions described in the award agreements.
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
Additionally, on October 1, 2020, the Company granted one-time awards of approximately 206,936 restricted shares of Class A common stock to certain employees at the date of grant fair value per share of $8.65. The granted shares will vest on December 31, 2024, or, if earlier, on the 15th month anniversary of the date of a “qualified event” defined above. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
On January 8, 2021, the Company granted the Time-Based 2021 Award to Mr. Seton and Ms. Neely of 103,567 and 40,276 in restricted shares of Class A common stock, respectively. In addition, on January 8, 2021, the Company's compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for the Performance-Based 2021 Award. The Performance DSUs represent the right to receive a number of restricted shares of Class A common stock of the Company on a one-to-one basis with the number of Performance DSUs that vest. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
As of December 31, 2020 and 2019, there was $4,921,000 and $215,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 3.77 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2020 and 2019, the fair value of the nonvested shares of restricted Class A common stock was $5,326,336 and $240,038, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2019 and the changes for the year ended December 31, 2020 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2019	27,750
Vested	(10,500)
Granted	595,677
Nonvested at December 31, 2020	612,927
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $437,000, $89,000 and $90,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Note 19—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Character of Class A Distributions:	2020	2019	2018
Ordinary dividends	—%	17.93%	41.38%
Capital gain distributions	—%	0.38%	—%
Nontaxable distributions	100.00%	81.69%	58.62%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2020	2019	2018
Ordinary dividends	—%	17.93%	41.38%
Capital gain distributions	—%	0.38%	—%
Nontaxable distributions	100.00%	81.69%	58.62%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2020	2019	2018
Ordinary dividends	—%	4.79%	33.01%
Capital gain distributions	—%	0.43%	—%
Nontaxable distributions	100.00%	94.78%	66.99%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2020	2019	2018
Ordinary dividends	—%	4.79%	33.01%
Capital gain distributions	—%	0.43%	—%
Nontaxable distributions	100.00%	94.78%	66.99%
Total	100.00%	100.00%	100.00%
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee, California, Louisiana, North Carolina and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2020, 2019 and 2018. The earliest tax year subject to examination is 2017.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2020, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 20—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2020, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 21—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$67,809	$70,667	$68,875	$69,185
Total expenses	(40,651)	(52,119)	(46,284)	(48,197)
Gain on real estate dispositions	439	—	2,703	—
Income from operations	27,597	18,548	25,294	20,988
Interest and other expense, net	(12,849)	(13,284)	(14,199)	(15,319)
Net income attributable to common stockholders	$14,748	$5,264	$11,095	$5,669
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.02	$0.05	$0.03
Diluted	$0.07	$0.02	$0.05	$0.03
Weighted average number of common shares outstanding:
Basic	221,863,141	221,346,730	220,992,009	221,540,890
Diluted	222,475,926	221,406,461	221,029,409	221,570,975

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$69,434	$48,063	$46,937	$46,467
Total expenses	(52,160)	(45,773)	(30,780)	(32,271)
Gain on real estate disposition	79	—	—	—
Income from operations	17,353	2,290	16,157	14,196
Interest and other expense, net	(15,566)	(11,920)	(9,893)	(9,835)
Net income (loss) attributable to common stockholders	$1,787	$(9,630)	$6,264	$4,361
Net income (loss) per common share attributable to common stockholders:
Basic	$0.01	$(0.07)	$0.05	$0.03
Diluted	$0.01	$(0.07)	$0.05	$0.03
Weighted average number of common shares outstanding:
Basic	218,928,165	137,063,509	136,135,710	136,179,343
Diluted	218,955,915	137,063,509	136,161,037	136,204,843

Note 22—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on January 4, 2021, for the period from December 1, 2020 through December 31, 2020 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
January 4, 2021	Class A	$5,489	$1,587	$7,076
January 4, 2021	Class I	325	212	537
January 4, 2021	Class T	704	679	1,383
January 4, 2021	Class T2	56	65	121
		$6,574	$2,543	$9,117
The following table summarizes the Company's distributions paid to stockholders on February 1, 2021, for the period from January 1, 2021 through January 31, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
February 1, 2021	Class A	$5,520	$1,586	$7,106
February 1, 2021	Class I	328	211	539
February 1, 2021	Class T	708	679	1,387
February 1, 2021	Class T2	56	65	121
		$6,612	$2,541	$9,153
The following table summarizes the Company's distributions paid to stockholders on March 2, 2021, for the period from February 1, 2021 through February 28, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
March 2, 2021	Class A	$4,992	$1,432	$6,424
March 2, 2021	Class I	298	191	489
March 2, 2021	Class T	642	613	1,255
March 2, 2021	Class T2	51	57	108
		$5,983	$2,293	$8,276
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to December 31, 2020:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
January 25, 2021	Class A	$0.001369863	$0.50
January 25, 2021	Class I	$0.001369863	$0.50
January 25, 2021	Class T	$0.001131781	$0.41
January 25, 2021	Class T2	$0.001131781	$0.41

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
February 25, 2021	Class A	$0.001369863	$0.50
February 25, 2021	Class I	$0.001369863	$0.50
February 25, 2021	Class T	$0.001131781	$0.41
February 25, 2021	Class T2	$0.001131781	$0.41

Authorization Date (3)	Common Stock	Daily Distribution Rate (3)	Annualized Distribution Per Share
March 18, 2021	Class A	$0.001369863	$0.50
March 18, 2021	Class I	$0.001369863	$0.50
March 18, 2021	Class T	$0.001131781	$0.41
March 18, 2021	Class T2	$0.001131781	$0.41

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on February 1, 2021 and ending on February 28, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in February 2021 will be paid in March 2021. The distributions will be payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on March 1, 2021 and ending on March 31, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in March 2021 will be paid in April 2021. The distributions will be payable to stockholders from legally available funds therefor.
(3)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on April 1, 2021 and ending on April 30, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in April 2021 will be paid in May 2021. The distributions will be payable to stockholders from legally available funds therefor.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2020
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$653	1993	—	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	89	356	3,256	3,612	604	2001	—	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	882	2004	—	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—	(a)	4,049	19,991	2,342	4,049	22,333	26,382	3,601	1973	1997	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	5,641	2014	—	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(a)	367	1,587	164	367	1,751	2,118	481	2014	—	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	464	2009	—	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	3,174	2014	—	02/17/2015
Indianapolis Data Center	Indianapolis, IN	—	(a)	524	6,422	37	524	6,459	6,983	961	2000	2014	04/01/2015
Clarion Healthcare Facility	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	1,008	2012	—	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	2,927	2015	—	06/05/2015
Eagan Data Center	Eagan, MN	—	(a)	768	5,037	—	768	5,037	5,805	861	1998	2015	06/29/2015
Houston Healthcare Facility II	Houston, TX	—		8,329	36,297	(17,360)	8,329	18,937	27,266	753	1950	2005/2008	06/30/2015
Augusta Healthcare Facility	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	2,224	2010	—	07/22/2015
Cincinnati Healthcare Facility II	Cincinnati, OH	—	(a)	1,812	24,382	—	1,812	24,382	26,194	3,881	1960	2014	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	1,487	2014	—	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	1,434	2014	—	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	904	2014	—	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	2,978	2007	—	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	1,104	2002	—	07/30/2015
Minnetonka Data Center	Minnetonka, MN	—	(a)	2,085	15,099	119	1,999	15,304	17,303	2,862	1985	2001/2006 /2012/2015	08/28/2015
Omaha Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	1,341	2014	—	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	3,186	2005	2010	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	431	2005	—	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	1,235	1998	2007/2015	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	21,760		4,626	30,509	—	4,626	30,509	35,135	4,177	1985	1998/2003	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	1,218	1994	1999	12/29/2015
Waco Data Center	Waco, TX	—	(a)	873	8,233	—	873	8,233	9,106	1,050	1956	2009	12/30/2015
Edmond Healthcare Facility	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	467	2002	—	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	162	2006	—	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	342	2007	—	01/27/2016
Alpharetta Data Center	Alpharetta, GA	—	(a)	3,395	11,081	25	3,395	11,106	14,501	1,488	1999	—	02/02/2016
Flint Data Center	Flint, MI	—	(a)	111	7,001	—	111	7,001	7,112	925	1989	2016	02/02/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	174	1995	1999	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	1,790	2008	—	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—		2,724	7,626	29,844	2,726	37,468	40,194	2,224	2018	—	03/01/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2020
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	536	2007	—	03/07/2016
Franklin Data Center	Franklin, TN	—	(a)	6,624	10,971	135	6,624	11,106	17,730	1,439	2016	2019	03/31/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	23,988		3,203	32,380	—	3,203	32,380	35,583	3,859	2016	—	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	1,801	2017	—	06/24/2016
Somerset Data Center	Somerset, NJ	—	(a)	906	10,466	—	906	10,466	11,372	1,373	1978	2016	06/29/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	1,809	1997	2008	06/30/2016
Hawthorne Data Center	Hawthorne, CA	39,749		16,498	57,312	—	16,498	57,312	73,810	6,254	1963	1983/2001	09/27/2016
McLean Data Center	McLean, VA	23,460		31,554	4,930	330	31,554	5,260	36,814	616	1966	1998	10/17/2016
McLean Data Center II	McLean, VA	27,540		20,392	22,727	105	20,392	22,832	43,224	2,473	1991	2019	10/17/2016
Marlton Healthcare Facility	Marlton, NJ	30,471		—	57,154	5	—	57,159	57,159	5,896	1995	—	11/01/2016
Andover Data Center	Andover, MA	—	(a)	6,566	28,072	514	6,566	28,586	35,152	3,299	2000	—	11/08/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	21,381		2,533	39,487	95	2,533	39,582	42,115	4,940	2008	—	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(a)	975	4,963	698	1,002	5,634	6,636	621	1992	—	12/22/2016
Chicago Data Center	Downers Grove, IL	—	(a)	1,329	29,940	(545)	1,358	29,366	30,724	3,024	1987	2016	12/28/2016
Blythewood Data Center	Blythewood, SC	—	(a)	612	17,714	27	634	17,719	18,353	1,842	1983	—	12/29/2016
Tempe Data Center	Tempe, AZ	—	(a)	2,997	11,991	132	2,997	12,123	15,120	1,262	1977	2016	01/26/2017
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	—	973	9,632	10,605	986	2002	—	03/30/2017
Norwalk Data Center	Norwalk, CT	33,400		10,125	43,360	94	10,125	43,454	53,579	4,207	2013	—	03/30/2017
Allen Healthcare Facility	Allen, TX	12,974		857	20,582	—	857	20,582	21,439	2,101	2007	—	03/31/2017
Austin Healthcare Facility	Austin, TX	20,603		1,368	32,039	—	1,368	32,039	33,407	3,270	2012	—	03/31/2017
Beaumont Healthcare Facility	Beaumont, TX	5,791		946	8,372	—	946	8,372	9,318	859	1991	—	03/31/2017
Charlotte Data Center	Charlotte, NC	—	(a)	372	17,131	3,382	372	20,513	20,885	2,096	1989	2016	05/15/2017
Atlanta Data Center	Atlanta, GA	116,200		19,159	129,778	8,435	19,159	138,213	157,372	17,357	1989	2007/2020 (e)	06/15/2017
Sunnyvale Data Center	Sunnyvale, CA	—	(a)	10,013	24,709	—	10,013	24,709	34,722	2,252	1992	1998	06/28/2017
San Antonio Healthcare Facility	San Antonio, TX	10,360		1,813	11,706	—	1,813	11,706	13,519	1,124	2012	—	06/29/2017
Cincinnati Data Center	Cincinnati, OH	—	(a)	1,556	8,966	—	1,556	8,966	10,522	887	1985	2010	06/30/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	15	1,530	7,521	9,051	776	2005	—	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	550	2007	—	09/20/2017
King of Prussia Data Center	King of Prussia, PA	11,671		1,015	17,413	—	1,015	17,413	18,428	1,482	1960	1997	09/28/2017
Tempe Data Center II	Tempe, AZ	—	(a)	—	15,803	—	—	15,803	15,803	1,361	1998	—	09/29/2017
Houston Data Center	Houston, TX	48,607		10,082	101,051	—	10,082	101,051	111,133	8,011	2013	—	11/16/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	235	1,251	16,113	17,364	1,747	2002	—	12/21/2017
Elgin Data Center	Elgin, IL	5,467		1,067	7,861	(421)	1,067	7,440	8,507	602	2000	—	12/22/2017
Oklahoma City Data Center	Oklahoma City, OK	—	(a)	1,868	44,253	—	1,868	44,253	46,121	3,460	2008/2016	—	12/27/2017
Rancho Cordova Data Center	Rancho Cordova, CA	—	(a)	1,760	32,109	—	1,760	32,109	33,869	2,282	1982	2008/2010	03/14/2018
Rancho Cordova Data Center II	Rancho Cordova, CA	—	(a)	1,943	10,340	—	1,943	10,340	12,283	750	1984	2012	03/14/2018
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	—	1,995	5,870	7,865	441	2015	—	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	799	2015	—	06/08/2018
San Jose Data Center	San Jose, CA	—	(a)	12,205	34,309	—	12,205	34,309	46,514	2,240	1999	2009	06/13/2018

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2020
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Indianola Healthcare Facility	Indianola, IA	—	(a)	330	5,698	—	330	5,698	6,028	357	2014	—	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	392	2011	—	09/26/2018
Canton Data Center	Canton, OH	—	(a)	345	8,268	—	345	8,268	8,613	473	2008	—	10/03/2018
Benton Healthcare Facility	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	1,142	1992/1999	—	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	110	1983	—	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(a)	930	3,539	—	930	3,539	4,469	234	1995	—	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	142	2009	—	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	61	336	22,393	22,729	1,490	2008	—	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	376	2004	—	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	189	1992	—	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	132	2016	—	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	425	1998	—	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	83	—	23,760	23,760	838	1998	—	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	475	2013	—	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	212	1998	—	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	1,240	2012	—	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	398	2013	—	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	811	2008	—	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	158	2007	—	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	79	2011	—	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,807)	2,195	5,761	7,956	184	2006	—	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	55	2010	—	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—	(a)	1,199	4,373	—	1,199	4,373	5,572	140	2002	2005	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	1,232	2012	—	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	513	1984	—	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—	(a)	400	1,536	—	400	1,536	1,936	55	2004	2010	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	833	2010	—	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	66	2005	—	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	1,012	1962	2018	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—	(a)	2,659	9,016	—	2,659	9,016	11,675	282	2009	—	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—	(a)	139	1,910	—	139	1,910	2,049	63	1999	—	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	766	1994	2009	10/04/2019
Fort Myers Healthcare Facility	Fort Myers, FL	—	(a)	2,153	2,387	—	2,153	2,387	4,540	93	1999	—	10/04/2019
Fort Myers Healthcare Facility II	Fort Myers, FL	—	(a)	3,557	11,064	—	3,557	11,064	14,621	400	2010	—	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—	(a)	385	3,182	—	385	3,182	3,567	104	2005	—	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—	(a)	342	950	—	342	950	1,292	35	1993	—	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,653	—	26,767	26,767	1,009	2010	2020	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	—	383	5,355	5,738	182	2010	—	10/04/2019
Grapevine Healthcare Facility	Grapevine, TX	—		1,726	26,849	—	1,726	26,849	28,575	834	2007	—	10/04/2019
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	760	2006	—	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	384	2004	—	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2020
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Harlingen Healthcare Facility	Harlingen, TX	—		—	10,628	—	—	10,628	10,628	354	2007	—	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—	(a)	839	2,390	—	839	2,390	3,229	82	2000	—	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	181	1998	2018	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	76	2011	—	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—	(a)	1,233	6,173	—	1,233	6,173	7,406	203	2009	—	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	1,110	2004	—	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—	(a)	636	1,784	—	636	1,784	2,420	74	2008	—	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—	(a)	651	5,323	—	651	5,323	5,974	173	2007	—	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—	(a)	441	2,956	—	441	2,956	3,397	101	2002	—	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	—	5,210	39,939	45,149	1,229	2003	—	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	69	2003	—	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	381	1964	2010	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	41	2008	—	10/04/2019
New Bedford Healthcare Facility	New Bedford, MA	—	(a)	2,464	26,297	—	2,464	26,297	28,761	827	1942	1995	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	356	2007	—	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	463	1965	2000	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	350	2007	—	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	—	414	2,043	2,457	79	2010	—	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—	(a)	582	5,927	—	582	5,927	6,509	206	2005	—	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—	(a)	2,286	5,481	—	2,286	5,481	7,767	187	2008	—	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	698	2012	—	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	970	1987	—	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	903	3,273	20,600	23,873	636	2017	—	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—	(a)	741	3,049	—	741	3,049	3,790	94	2003	—	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—	(a)	2,300	20,186	—	2,300	20,186	22,486	622	2014	—	10/04/2019
St. Louis Healthcare Facility	Creve Coeur, MO	—	(a)	1,164	8,052	—	1,164	8,052	9,216	258	2005	2007	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	32	2007	—	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	406	2013	—	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	405	1998	—	10/04/2019
Webster Healthcare Facility II	Webster, TX	—	(a)	7,371	243,983	4,584	7,371	248,567	255,938	7,464	2014	2019	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	—	821	4,139	4,960	146	2012	—	10/04/2019
Yucca Valley Healthcare Facility	Yucca Valley, CA	—	(a)	901	4,788	—	901	4,788	5,689	175	2009	—	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—		—	—	18,325	—	18,325	18,325	—	(f)	(f)	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—		1,763	—	8,349	1,763	8,349	10,112	40	2020	—	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(a)	831	3,690	—	831	3,690	4,521	93	2018	—	02/19/2020
Tampa Healthcare Facility	Tampa, FL	—	(a)	—	10,297	—	—	10,297	10,297	100	2015	—	09/08/2020

			Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2020
Property Description	Location	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Tucson Healthcare Facility IV (g)	Tucson, AZ	—	—	58	849	—	907	907	—	(f)	(f)	12/22/2020
		$453,422	$336,437	$2,468,824	$85,697	$335,678	$2,555,280	$2,890,958	$197,134

(a)Property collateralized under the unsecured credit facility. As of December 31, 2020, 130 commercial properties were collateralized under the credit facility and the Company had $938,000,000 aggregate principal amount outstanding thereunder.
(b)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(c)The aggregated cost for federal income tax purposes is approximately $3,060,569,000 (unaudited).
(d)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.
(e)Property renovation project began in 2020 with an estimated completion date in 2021.
(f)As of December 31, 2020, the property was under construction; therefore, depreciation is not applicable.
(g)Initial cost of buildings and improvements include capitalized acquisition costs of $58,000, which are a part of construction in progress in the accompanying consolidated balance sheets as of December 31, 2020.

NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Real Estate:
Balance at beginning of year	$2,896,766	$1,758,326	$1,551,194
Additions:
Acquisitions	14,876	1,151,827	195,328
Improvements	31,260	15,084	11,804
Deductions:
Impairment	—	(25,501)	—
Dispositions	(51,944)	(2,807)	—
Other adjustments	—	(163)	—
Balance at end of year	$2,890,958	$2,896,766	$1,758,326

Accumulated Depreciation:
Balance at beginning of year	$(128,304)	$(84,594)	$(45,789)
Additions:
Depreciation	(69,623)	(48,215)	(38,805)
Deductions:
Impairment	—	4,501	—
Dispositions	793	4	—
Balance at end of year	$(197,134)	$(128,304)	$(84,594)

EXHIBIT INDEX
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

3.8	Articles of Amendment (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2020, and incorporated herein by reference).

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

4.5
Fourth Amended and Restated Distribution Reinvestment Plan (included as Appendix A in the prospectus that is part of the Registrant's Registration Statement on Form S-3 (File No. 333-220940), filed on December 6, 2017, and incorporated herein by reference).

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

10.2
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

10.3
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

10.4
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

10.5†
Carter Validus Mission Critical REIT II, Inc. Amended and Restated 2014 Restricted Share Plan, dated March 6, 2020 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

10.6†	Form of Restricted Stock Award Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

10.7
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

10.8
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

10.9†
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Michael A. Seton, dated as of July 28, 2020 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

10.10†
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Kay C. Neely, dated as of July 28, 2020 (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

10.11
Joinder Agreement (Master Credit Facility), dated September 8, 2020, by HCII-250 SW BROOKSIDE DRIVE, LLC and HCII-3440 W. MARTIN LUTHER KING JR. BLVD., LLC, to KeyBank National Association, as Agent. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 11, 2020, and incorporated herein by reference).

10.12
Joinder Agreement (Term Loan), dated September 8, 2020, by HCII-250 SW BROOKSIDE DRIVE, LLC and HCII-3440 W. MARTIN LUTHER KING JR. BLVD., LLC, to KeyBank National Association, as Agent. (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 11, 2020, and incorporated herein by reference).

10.13
Third Amended and Restated Agreement of Limited Partnership of Sila Realty Operating Partnership, LP f/k/a Carter Validus Operating Partnership II, LP. (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 30, 2020, and incorporated herein by reference).

10.14†
Form of Restricted Stock Award Agreement (Executive Officers) (included as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.15†
Form of Restricted Stock Award Agreement (Independent Directors) (included as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.16†	Form of Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on January 8, 2021, and incorporated herein by reference).

21.1*	List of the Company's Significant Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Cushman & Wakefield Western, Inc.

99.2
Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on December 11, 2020, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.
Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: March 24, 2021	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2021	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	March 24, 2021
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer and Treasurer	March 24, 2021
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chairman of the Board of Directors	March 24, 2021
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 24, 2021
Randall Greene

/s/ RONALD RAYEVICH	Director	March 24, 2021
Ronald Rayevich

/s/ ROGER PRATT	Director	March 24, 2021
Roger Pratt