Form 10-Q
period 2021-03-31
Sila Realty Trust, Inc.
filed 2021-05-13
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 7, 2021, there were approximately 166,927,000 shares of Class A common stock, 12,834,000 shares of Class I common stock, 39,832,000 shares of Class T common stock and 3,419,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Real estate:
Land	$335,026	$335,678
Buildings and improvements, less accumulated depreciation of $213,573 and $197,134, respectively	2,334,682	2,338,914
Construction in progress	3,324	19,232
Total real estate, net	2,673,032	2,693,824
Cash and cash equivalents	51,039	53,174
Acquired intangible assets, less accumulated amortization of $98,103 and $90,730, respectively	238,000	246,761
Goodwill	39,289	39,529
Right-of-use assets - operating leases	29,332	29,751
Right-of-use assets - finance leases	2,522	2,527
Notes receivable, net	30,678	31,262
Other assets, net	115,406	108,461
Total assets	$3,179,298	$3,205,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $1,579 and $1,805, respectively	$450,719	$451,617
Credit facility, net of deferred financing costs of $5,454 and $5,900, respectively	932,546	932,100
Accounts payable and other liabilities	67,657	80,246
Acquired intangible liabilities, less accumulated amortization of $15,020 and $13,924, respectively	51,464	52,560
Operating lease liabilities	31,898	32,050
Finance lease liabilities	2,844	2,843
Total liabilities	1,537,128	1,551,416
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 235,809,274 and 234,957,801 shares issued, respectively; 222,702,903 and 222,045,522 shares outstanding, respectively	2,227	2,220
Additional paid-in capital	1,989,599	1,983,361
Accumulated distributions in excess of earnings	(335,004)	(311,264)
Accumulated other comprehensive loss	(14,652)	(20,444)
Total stockholders’ equity	1,642,170	1,653,873
Total liabilities and stockholders’ equity	$3,179,298	$3,205,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Rental revenue	$67,895	$69,185
Expenses:
Rental expenses	9,630	11,488
General and administrative expenses	6,623	3,194
Internalization transaction expenses	—	494
Asset management fees	—	5,956
Depreciation and amortization	25,967	27,065
Impairment loss on real estate	10,423	—
Impairment loss on goodwill	240	—
Total expenses	52,883	48,197
Income from operations	15,012	20,988
Interest and other expense, net	12,130	15,319
Net income attributable to common stockholders	$2,882	$5,669
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$5,792	$(20,334)
Other comprehensive income (loss)	5,792	(20,334)
Comprehensive income (loss) attributable to common stockholders	$8,674	$(14,665)
Weighted average number of common shares outstanding:
Basic	222,481,179	221,540,890
Diluted	223,420,969	221,570,975
Net income per common share attributable to common stockholders:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Distributions declared per common share	$0.12	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	848,162	9	7,365	—	—	7,374
Vesting of restricted stock	3,311	—	—	—	—	—
Stock-based compensation	—	—	556	—	—	556
Distribution and servicing fees	—	—	2	—	—	2
Repurchase of common stock	(194,092)	(2)	(1,685)	—	—	(1,687)
Distributions to common stockholders	—	—	—	(26,622)	—	(26,622)
Other comprehensive income	—	—	—	—	5,792	5,792
Net income	—	—	—	2,882	—	2,882
Balance, March 31, 2021	222,702,903	$2,227	$1,989,599	$(335,004)	$(14,652)	$1,642,170

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	893,743	9	7,722	—	—	7,731	—	7,731
Stock-based compensation	—	—	27	—	—	27	—	27
Distribution and servicing fees	—	—	33	—	—	33	—	33
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Repurchase of common stock	(1,419,357)	(14)	(12,263)	—	—	(12,277)	—	(12,277)
Distributions to common stockholders	—	—	—	(26,595)	—	(26,595)	—	(26,595)
Other comprehensive loss	—	—	—	—	(20,334)	(20,334)	—	(20,334)
Net income	—	—	—	5,669	—	5,669	—	5,669
Balance, March 31, 2020	221,387,100	$2,214	$1,977,360	$(261,872)	$(25,038)	$1,692,664	$2	$1,692,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to common stockholders	$2,882	$5,669
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	25,962	27,065
Amortization of deferred financing costs	996	946
Amortization of above-market leases	483	969
Amortization of below-market leases	(1,096)	(1,386)
Amortization of origination fee	68	—
Amortization of discount of deferred liability	54	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	264	234
Reduction in the carrying amount of right-of-use assets - finance lease, net	5	—
Impairment loss on real estate	10,423	—
Impairment loss on goodwill	240	—
Straight-line rent	(4,626)	(5,500)
Stock-based compensation	556	27
Changes in operating assets and liabilities:
Accounts payable and other liabilities	54	(290)
Accounts payable due to affiliates	—	(58)
Other assets	863	2,258
Net cash provided by operating activities	37,128	29,934
Cash flows from investing activities:
Investment in real estate	—	(5,024)
Consideration paid for the internalization transaction	(7,500)	—
Capital expenditures	(7,067)	(5,441)
Payments of deal costs	—	(126)
Real estate deposits, net	(250)	100
Notes receivable, net	500	—
Net cash used in investing activities	(14,317)	(10,491)
Cash flows from financing activities:
Payments on notes payable	(1,124)	(770)
Proceeds from credit facility	—	95,000
Payments of deferred financing costs	(3)	(1)
Repurchase of common stock	(1,687)	(12,277)
Offering costs on issuance of common stock	(637)	(845)
Distributions to common stockholders	(19,170)	(18,890)
Net cash (used in) provided by financing activities	(22,621)	62,217
Net change in cash, cash equivalents and restricted cash	190	81,660
Cash, cash equivalents and restricted cash - Beginning of period	67,909	80,230
Cash, cash equivalents and restricted cash - End of period	$68,099	$161,890
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $138 and $145, respectively	$12,307	$14,720
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$7,374	$7,731
Accrued capital expenditures	$8	$268
Accrued deal costs	$40	$6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner and, prior to the completion of the Internalization Transaction (as defined herein) on September 30, 2020, Carter Validus Advisors II, LLC, or the Former Advisor, was the special limited partner of the Operating Partnership. As of the closing of the Internalization Transaction, the Company owns directly or indirectly, all of the interests in the Operating Partnership.
Prior to September 30, 2020, the Former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement among the Company, the Operating Partnership and the Former Advisor. On July 28, 2020, the Company and the Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, to provide for the internalization of the external management functions previously performed for the Company and the Operating Partnership by the Former Advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, the Company closed the Internalization Transaction. Effective September 30, 2020, as a result of the Internalization Transaction, the Former Advisor is no longer affiliated with the Company.
Upon completion of the Internalization Transaction, individuals, who were previously employed by an affiliate of the Former Advisor, became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement.
In addition, on September 30, 2020, the Operating Partnership redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership in connection with the Internalization Transaction. On September 30, 2020, the Company and Sila REIT, LLC, a Maryland limited liability company that is the sole limited partner of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, or the Third A&R LP Agreement, in order to reflect the completion of the Internalization Transaction.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. As of March 31, 2021, the Company owned 153 real estate properties.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2021.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period:
Cash and cash equivalents	$53,174	$69,342
Restricted cash	14,735	10,888
Cash, cash equivalents and restricted cash	$67,909	$80,230

End of period:
Cash and cash equivalents	$51,039	$150,476
Restricted cash	17,060	11,414
Cash, cash equivalents and restricted cash	$68,099	$161,890
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows and their eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset group, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, probability weighting of the potential re-lease of the property versus sales scenarios, sale prices of comparable properties, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
In addition, the Company estimates the fair value of the assets by applying a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
Impairment of Real Estate
During the three months ended March 31, 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property, which was experiencing financial difficulty, vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach a mutual agreement. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021 the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2020, no impairment losses were recorded on real estate assets. See Note 13—"Fair Value" for further discussion.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended March 31, 2021, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement with the tenant and the tenant paid a lease termination fee of $400,000.
During the three months ended March 31, 2020, the Company recognized impairments of one in-place lease intangible asset in the amount of approximately $1,484,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets related to the previously mentioned healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020.
Impairment of Goodwill
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
The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last day of each year. The Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Under a qualitative assessment, the impairment analysis for goodwill represents an evaluation of whether it is more-likely-than-not the reporting unit's fair value is less than its carrying value, including goodwill. If a qualitative analysis indicates that it is more-likely-than-not that the estimated carrying value of a reporting unit, including goodwill, exceeds its fair value, the Company performs the quantitative analysis as described below.

During the three months ended March 31, 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on real estate recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment were first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to have fair value lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
The Company recognizes non-rental related revenue in accordance with Accounting Standards Codification ASC 606, Revenue from Contracts with Customers, or ASC 606. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursements, which are outside the scope of ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Non-rental revenue, subject to ASC 606, is immaterial to the Company's condensed consolidated financial statements.
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. During the three months ended March 31, 2021 and 2020, the Company wrote off $216,000 and $4,000, respectively, as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss) because the amounts were determined to be uncollectible.
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
Concentration of Credit Risk and Significant Leases
As of March 31, 2021, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of March 31, 2021, the Company owned real estate investments in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs, one MSA of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 10.7% of rental revenue for the three months ended March 31, 2021.

As of March 31, 2021, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the three months ended March 31, 2021. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and affiliates accounted for 10.3% of rental revenue for the three months ended March 31, 2021.
Share Repurchase Program
The Company’s share repurchase program, or SRP, allowed for repurchases of shares of the Company’s common stock upon meeting certain criteria. The SRP provided that all repurchases during any calendar year, including those redeemable upon death or a "Qualifying Disability" as defined in the Company's SRP of a stockholder, be limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock were at the sole discretion of the Company’s board of directors, provided, however, that the Company could limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below, the SRP was generally available to any stockholder as a potential means of interim liquidity. In addition, the Company’s board of directors, in its sole discretion, could suspend (in whole or in part) the SRP at any time, and could amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deemed appropriate.
On December 11, 2020, the Company's board of directors authorized and approved the Amended and Restated Share Repurchase Program, or the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021. Under the A&R SRP, the Company will only repurchase shares due to death or involuntary exigent circumstance in accordance with the A&R SRP, subject in each case to the terms and limitations of the A&R SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. Under the A&R SRP, the Company may waive certain of the terms and requirements of the A&R SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the A&R SRP. The Company may also waive certain of the terms and requirements of the A&R SRP in the event of an involuntary exigent circumstance, as determined by the Company or any of the executive officers thereof, in its or their sole discretion. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's A&R SRP.
During the three months ended March 31, 2021, the Company repurchased 194,092 Class A shares and Class T shares of common stock (172,520 Class A shares and 21,572 Class T shares), for an aggregate purchase price of approximately $1,687,000 (an average of $8.69 per share). During the three months ended March 31, 2020, the Company repurchased 1,419,357 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,078,423 Class A shares, 214,843 Class I shares, 122,865 Class T shares and 3,226 Class T2 shares), for an aggregate purchase price of approximately $12,277,000 (an average of $8.65 per share).

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
On January 8, 2021, the Company granted time-based awards to our executive officers, including Mr. Seton and Ms. Neely, of 103,567 and 40,276 in restricted shares of Class A common stock, respectively, or the Time-Based 2021 Awards. The Time-Based 2021 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions. In addition, on January 8, 2021, the Company's compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for the Performance-Based 2021 Awards. The Performance DSUs represent the right to receive a number of restricted shares of the Company's Class A common stock on a one-to-one basis with the number of Performance DSUs that vest. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement. Stock-based compensation expense for the Time-Based 2021 Awards and Performance-Based 2021 Awards for the three months ended March 31, 2021, was approximately $226,000, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). The Company recognized total stock-based compensation expense for the three months ended March 31, 2021 and 2020, of approximately $556,000 and $27,000, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. During the three months ended March 31, 2021 and 2020 diluted earnings per share reflected the effect of approximately 940,000 and 30,000 of non-vested awards that were outstanding as of each period, respectively.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2021 and December 31, 2020, the Company operated through two reportable business segments—real estate investments in data centers and healthcare. Segregation of the Company’s operations into two reportable segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—"Segment Reporting" for further discussion on the reportable segments of the Company.
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
As a lessor, for leases impacted by COVID-19, the Company elected to account for any rent concessions as if they were part of the enforceable rights and obligations under the existing lease. During the three months ended March 31, 2021 and 2020, the Company did not enter into any rent concessions or lease modifications due to the impact of COVID-19 on its tenants.
As a lessee, the Company did not elect the practical expedient and will apply the lease modification guidance in accordance with ASC 842, Leases, if changes to ground lease agreements occur. The Company had not modified any of its ground lease agreements as of March 31, 2021.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the three months ended March 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations. Amounts related to expenses incurred in connection with the Internalization Transaction were previously classified in general and administrative expenses, for the three months ended March 31, 2020, but are now presented separately as Internalization Transaction expenses, in the condensed consolidated statements of comprehensive income (loss).
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

The Internalization Transaction closed on September 30, 2020. A special committee comprised entirely of independent and disinterested members of the Company's board of directors, negotiated the Internalization Transaction and, after consultation with its independent legal and financial advisors, determined that the Internalization Transaction was advisable, fair and reasonable to and in the Company’s best interests and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties. The Company believes that the Internalization Transaction provides various benefits, including cost savings, continuity of management and further alignment of interests between management and its stockholders, as well as a potential benefit for ultimate liquidity given the preference for an internal management structure in traded equity REITs.
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
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price will be paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the Closing, (ii) $7,500,000 was due and payable on March 31, 2021, and was paid on March 30, 2021, and (iii) $7,500,000 will be due and payable on March 31, 2022, and is recorded at fair value, net of amortization of discount in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Allocation of Purchase Price
The Internalization Transaction was accounted for as a business combination and the following table summarizes management’s allocation of the fair value of the Internalization Transaction (amounts in thousands):

Total
Goodwill	$39,529
Right-of-use assets - operating lease	1,205
Total assets acquired	40,734
Operating lease liabilities	(1,060)
Deferred internalization transaction purchase price	(14,674)
Total liabilities acquired	(15,734)
Net assets allocated at acquisition	$25,000
Pro Forma Financial Information (Unaudited)
Assuming the Internalization Transaction had occurred on January 1, 2020, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods presented below (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Pro forma basis:
Revenues	$67,895	$69,185
Net income attributable to common stockholders	$2,980	$11,061
Net income per common share attributable to common stockholders:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
The condensed pro forma financial statements for the three months ended March 31, 2021 and 2020 include pro forma adjustments related to the Internalization Transaction during 2020 and 2021. The pro forma information for the three months ended March 31, 2020, was adjusted to exclude approximately $494,000 of internalization transaction expenses. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020, nor is it necessarily indicative of future operating results.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2021	December 31, 2020
In-place leases, net of accumulated amortization of $93,618 and $86,728, respectively (with a weighted average remaining life of 9.6 years and 9.8 years, respectively)	$222,922	$231,200
Above-market leases, net of accumulated amortization of $4,485 and $4,002, respectively (with a weighted average remaining life of 9.6 years and 9.9 years, respectively)	15,078	15,561
	$238,000	$246,761
The aggregate weighted average remaining life of the acquired intangible assets was 9.6 years and 9.8 years as of March 31, 2021 and December 31, 2020, respectively.
Amortization of the acquired intangible assets was $8,761,000 and $10,547,000 for the three months ended March 31, 2021 and 2020, respectively. Of the $8,761,000 recorded for the three months ended March 31, 2021, $1,120,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset. Of the $10,547,000 recorded for the three months ended March 31, 2020, $1,828,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset and one above-market lease intangible asset. Amortization of the in-place leases is included in depreciation and amortization and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2021	December 31, 2020
Below-market leases, net of accumulated amortization of $15,020 and $13,924, respectively (with a weighted average remaining life of 15.9 years and 16.2 years, respectively)	$51,464	$52,560
Amortization of the below-market leases was $1,096,000 and $1,386,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2021, including optional renewal periods, when applicable, for the nine months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2021	$168,896
2022	232,514
2023	236,067
2024	232,336
2025	223,252
Thereafter	1,441,648
Total (1)	$2,534,713

(1)The total future rent amount of $2,534,713,000 includes approximately $16,313,000 in rent to be received in connection with one lease executed as of March 31, 2021, at one development property with an estimated lease commencement date of February 1, 2022.
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
The Company incurred operating lease costs associated with its ground operating leases of $642,000 for the three months ended March 31, 2021 and 2020, which are recorded as rental expenses in the condensed consolidated statements of comprehensive income (loss). The Company was reimbursed by tenants who sublease the ground leases $401,000 and $401,000 for the three months ended March 31, 2021 and 2020, respectively. The tenant reimbursements for ground leases are recorded as rental revenue in the condensed consolidated statements of comprehensive income (loss). The Company incurred operating lease costs associated with its Corporate Lease of $264,000 for the three months ended March 31, 2021, which are recorded as general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The Company did not incur any operating lease costs associated with its Corporate Lease for the three months ended March 31, 2020, because the lease was acquired on September 30, 2020, as a result of the Internalization Transaction.

The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable operating leases, as of March 31, 2021, for the nine months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2021	$1,850
2022	1,682
2023	1,638
2024	1,687
2025	1,688
Thereafter	135,031
Total undiscounted rental payments	143,576
Less imputed interest	(111,678)
Total operating lease liabilities	$31,898
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
As of March 31, 2021, the IBRs ranged between 3.5% and 6.6%, with the weighted average IBR for the Company's operating leases of 5.7%. The weighted average remaining lease term for the Company's operating leases was 47.8 years and 48.1 years as of March 31, 2021 and December 31, 2020, respectively.
Finance Leases
The Company has one non-cancellable ground lease agreement classified as a finance lease, as defined in ASC 842, Leases. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company recognized amortization expense of the ROU asset - finance lease of $5,000 for the three months ended March 31, 2021, and is recorded as depreciation and amortization in the condensed consolidated statements of comprehensive income (loss). The Company recognized interest on the finance lease liability of $38,000 for the three months ended March 31, 2021, and is recorded as interest and other expense, net, in the condensed consolidated statements of comprehensive income (loss). The Company did not incur any finance lease costs for the three months ended March 31, 2020, because the lease was acquired in September 2020, as a result of a real estate acquisition.
The future rent payments, discounted by the Company's incremental borrowing rate, under the non-cancellable finance lease, as of March 31, 2021, for the nine months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2021	$110
2022	147
2023	147
2024	152
2025	154
Thereafter	7,111
Total undiscounted rental payments	7,821
Less imputed interest	(4,977)
Total finance lease liability	$2,844
As of March 31, 2021, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 43.2 years and 43.4 years as of March 31, 2021 and December 31, 2020, respectively.

Note 7—Notes Receivable, Net
As of March 31, 2021, the Company had two notes receivable outstanding in the amount of $30,678,000 secured by real estate properties.
The following summarizes the notes receivable balances as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	Interest Rate (1)	Maturity Date
Note receivable	$2,200	$2,700	6.0%	11/05/2021
Note receivable	28,478	28,562	7.0%	06/01/2022
Total notes receivable	$30,678	$31,262

(1)    As of March 31, 2021.
In connection with the sale on May 28, 2020, of the San Antonio Healthcare Facility II, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable is secured by a first mortgage lien on San Antonio Healthcare Facility II and matures on June 1, 2022, or the Maturity Date. The interest rate of the note receivable is 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments are interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest can be prepaid at any time without penalty or charge. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000, which is amortized ratably over the term of the note receivable. During the three months ended March 31, 2021, the Company amortized $68,000 related to the loan origination fee, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2021, the Company recognized $490,000 of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). As of March 31, 2021, the Company had an unamortized loan origination fee in the amount of $326,000, which was recorded in notes receivable, net, in the accompanying condensed consolidated balance sheets.
In connection with a note receivable issued in the amount of $2,700,000, on November 5, 2020, the Company entered into an amended agreement with the borrower to, among other things, change the maturity date to November 5, 2021 (the maturity date was previously November 5, 2020), or earlier, as provided in the amended agreement. During the three months ended March 31, 2021, in accordance with the amended note receivable agreement, the borrower paid and the Company recognized, an amendment fee in the amount of $50,000 and paid down $500,000 in principal outstanding on the note receivable. The note receivable is secured by: (i) a payment guaranty from a parent company to the borrower of the note receivable, and (ii) the equity interest in a healthcare real estate property that the Company believes has sufficient value to cover the note receivable if the Company exercises its rights to take possession of the asset.
Expected Credit Losses
As of March 31, 2021, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and the other the Company does not expect to incur a loss because it is secured by collateral that the Company believes has sufficient value to cover the note receivable in the event of a default by the borrower. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the three months ended March 31, 2021, because the Company believes that the collateral for these loans was sufficient to cover its investment.

Note 8—Other Assets, Net
Other assets, net, consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $7,221 and $6,902, respectively	$1,318	$1,634
Leasing commissions, net of accumulated amortization of $1,025 and $811, respectively	11,841	11,421
Restricted cash	17,060	14,735
Tenant receivables	4,928	5,541
Straight-line rent receivable, net	74,313	69,687
Prepaid and other assets	4,839	5,443
Derivative assets	1,107	—
	$115,406	$108,461
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$13,794	$14,033
Accrued interest expense	4,258	4,269
Accrued property taxes	3,595	2,511
Accrued personnel costs	935	1,202
Distribution and servicing fees	2,509	3,128
Distributions payable to stockholders	9,173	9,117
Performance DSUs distributions payable	22	—
Tenant deposits	1,044	1,047
Deferred rental income	9,286	9,767
Deferred internalization transaction liability (1)	7,282	14,728
Derivative liabilities	15,759	20,444
	$67,657	$80,246

(1)Represents the assumed liability recorded at fair value, net of amortization of discount, as a part of the Internalization Transaction of which $7,500,000 was due and payable on March 31, 2021, and was paid on March 30, 2021. See Note 3—"Internalization Transaction" for additional information.

Note 10—Notes Payable and Credit Facility
The Company's debt outstanding as of March 31, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Notes payable:
Fixed rate notes payable	$218,108	$218,415
Variable rate notes payable fixed through interest rate swaps	234,190	235,007
Total notes payable, principal amount outstanding	452,298	453,422
Unamortized deferred financing costs related to notes payable	(1,579)	(1,805)
Total notes payable, net of deferred financing costs	$450,719	$451,617
Credit facility:
Variable rate revolving line of credit	$138,000	$138,000
Variable rate term loans fixed through interest rate swaps	400,000	400,000
Variable rate term loans	400,000	400,000
Total credit facility, principal amount outstanding	938,000	938,000
Unamortized deferred financing costs related to the term loan credit facility	(5,454)	(5,900)
Total credit facility, net of deferred financing costs	932,546	932,100
Total debt outstanding	$1,383,265	$1,383,717
On April 19, 2021, the Company drew $15,000,000 on its credit facility related to a property acquisition. See Note 17—"Subsequent Events" for additional information.
The principal payments due on the notes payable and credit facility, as of March 31, 2021, for the nine months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2021(1)	$144,902
2022(2)	304,209
2023	282,710
2024	547,360
2025	2,195
Thereafter	108,922
$1,390,298

(1)    The principal payments due on the notes payable and credit facility for the nine months ending December 31, 2021, represent $144,902,000 related to principal payments due on four notes payable. The Company has adequate liquidity and availability under the credit facility to satisfy its outstanding debt obligations as they become due.
(2)    Of this amount, $138,000,000 relates to the revolving line of credit under the credit facility, which matures on April 27, 2022, subject to the Company's right for one, 12-month extension period.
Note 11—Related-Party Transactions and Arrangements
Prior to the closing of the Internalization Transaction, the Company had no direct employees. Substantially all of the Company's business was managed by the Former Advisor. The employees of the Former Advisor and its affiliates provided services to the Company related to acquisitions, property management, asset management, accounting, investor relations and all other administrative services.
Upon completion of the Internalization, the employees of an affiliate of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement. Additionally, the Company concluded that there were no preexisting relationships between the Former Advisor and the Company that had to be settled and accounted for as separate transactions from the Internalization Transaction.

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
Operating Expense Reimbursement
Prior to the closing of the Internalization Transaction, the Company reimbursed the Former Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeded the greater of: (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, were not reimbursed unless the independent directors determined such excess expenses were justified. The Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received an acquisition fee or a disposition fee. Historically, operating expenses incurred on the Company’s behalf were recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, prior to the closing of the Internalization Transaction, the Company paid Carter Validus Real Estate Management Services II, LLC, a wholly-owned subsidiary of the Former Sponsor, or the Former Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimbursed the Former Property Manager and its affiliates for property-level expenses that were paid or incurred on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Former Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also served as one of its executive officers. For certain properties the Former Property Manager and its affiliates subcontracted the performance of their duties to third parties and paid all or a portion of the property management fee to the third parties with whom they contracted for those services. When the Company contracted directly with third parties for such services, it paid such third parties customary market fees and paid the Former Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event did the Company pay the Former Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Historically, property management fees were recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Leasing Commission Fees
Prior to the closing of the Internalization Transaction, the Company paid the Former Property Manager a separate fee in connection with leasing properties to new tenants or renewals or expansions of existing leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Historically, leasing commission fees were capitalized in other assets, net, in the accompanying condensed consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
Prior to the closing of the Internalization Transaction, for acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company paid the Former Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Historically, construction management fees were capitalized in real estate, net, in the accompanying condensed consolidated balance sheets.
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
The following table details amounts incurred in connection with the Company's related-party transactions as described above for the three months ended March 31, 2021 and 2020 (amounts in thousands):

		Incurred
		Three Months Ended March 31,
Fee	Entity	2021	2020
Distribution and servicing fees(1)	SC Distributors, LLC	$—	$(33)
Acquisition fees and costs	Carter Validus Advisors II, LLC and its affiliates	—	97
Asset management fees	Carter Validus Advisors II, LLC and its affiliates	—	5,956
Operating expense reimbursement	Carter Validus Advisors II, LLC and its affiliates	—	1,278
Property management fees	Carter Validus Real Estate Management Services II, LLC	—	1,796
Leasing commission fees	Carter Validus Real Estate Management Services II, LLC	—	239
Construction management fees	Carter Validus Real Estate Management Services II, LLC	—	176
Total		$—	$9,509

(1)     Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company. Refer to Note 9—"Accounts Payable and Other Liabilities" for the outstanding balance on distribution and servicing fees owed by the Company to the Dealer Manager.

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
The Company evaluates performance based on the net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as rental revenue, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, internalization transaction expenses, asset management fees, impairment loss on real estate, impairment loss on goodwill and interest and other expense, net. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, notes receivable, right-of-use assets - operating leases attributable to the Corporate Lease and deferred financing costs attributable to the revolving line of credit portion of the Company's credit facility not attributable to individual properties.
On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction that was allocated to separately identified reporting units. The Company's reporting units represent each individual operating real estate property and meet aggregation criteria to be grouped into two reportable segments- data centers and healthcare. During the three months ended March 31, 2021, the Company recorded impairment loss on goodwill related to one healthcare property in the amount of $240,000. See Note 2—“Summary of Significant Accounting Policies—Impairment of Goodwill."
Summary information for the reportable segments during the three months ended March 31, 2021 and 2020 is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2021
Revenue:
Rental revenue	$25,473	$42,422	$67,895
Expenses:
Rental expenses	(6,416)	(3,214)	(9,630)
Segment net operating income	$19,057	$39,208	58,265

Expenses:
General and administrative expenses			(6,623)
Depreciation and amortization			(25,967)
Impairment loss on real estate - healthcare			(10,423)
Impairment loss on goodwill - healthcare			(240)
Income from operations			15,012
Interest and other expense, net			(12,130)
Net income attributable to common stockholders			$2,882

	Data Centers	Healthcare	Three Months Ended March 31, 2020
Revenue:
Rental revenue	$27,759	$41,426	$69,185
Expenses:
Rental expenses	(7,149)	(4,339)	(11,488)
Segment net operating income	$20,610	$37,087	57,697

Expenses:
General and administrative expenses			(3,194)
Internalization transaction expenses			(494)
Asset management fees			(5,956)
Depreciation and amortization			(27,065)
Income from operations			20,988
Interest and other expense, net			(15,319)
Net income attributable to common stockholders			$5,669
There were no intersegment sales or transfers during the three months ended March 31, 2021 and 2020.
Assets by each reportable segment as of March 31, 2021 and December 31, 2020 are as follows (amounts in thousands):

	March 31, 2021	December 31, 2020
Assets by segment:
Data centers(1)	$974,752	$979,222
Healthcare(2)	2,127,541	2,147,389
All other	77,005	78,678
Total assets	$3,179,298	$3,205,289

(1)Includes $15,574,000 of goodwill allocated to the data centers segment.
(2)Includes $23,715,000 and $23,955,000 of goodwill allocated to the healthcare segment as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recorded impairment loss on goodwill related to one healthcare property in the amount of $240,000. See Note 2—“Summary of Significant Accounting Policies—Impairment of Goodwill."
Capital additions and acquisitions by reportable segments for the three months ended March 31, 2021 and 2020 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Capital additions by segment:
Data centers	$1,010	$2,018
Healthcare	6,057	3,423
Total	7,067	5,441
Acquisitions by segment:
Healthcare	—	5,024
Total	—	5,024
Net cash outflows from capital additions and acquisitions	$7,067	$10,465

Note 13—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $224,850,000 and $229,999,000 as of March 31, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $218,108,000 and $218,415,000 as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $233,754,000 and $234,554,000 as of March 31, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $234,190,000 and $235,007,000 as of March 31, 2021 and December 31, 2020, respectively.
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $533,347,000 and $536,329,000 as of March 31, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $538,000,000 and $538,000,000 as of March 31, 2021 and December 31, 2020, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $395,948,000 and $398,563,000 as of March 31, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $400,000,000 and $400,000,000 as of March 31, 2021 and December 31, 2020, respectively.
The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its respective financial institution.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $30,200,000 and $30,700,000 approximated the fair value as of March 31, 2021 and December 31, 2020, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 14—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,107	$—	$1,107
Total assets at fair value	$—	$1,107	$—	$1,107
Liabilities:
Derivative liabilities	$—	$15,759	$—	$15,759
Total liabilities at fair value	$—	$15,759	$—	$15,759

	December 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$20,444	$—	$20,444
Total liabilities at fair value	$—	$20,444	$—	$20,444

Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the three months ended March 31, 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property, which was experiencing financial difficulty, vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach a mutual agreement. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021 the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss). The fair values of the Company's impaired real estate assets were estimated using significant other observable inputs based on market activity. The Company used a market valuation approach, using comparable sales to estimate the fair value. Based upon these inputs, the Company determined that its valuation of the properties using a market approach model is classified within Level 2 of the fair value hierarchy.
During the three months ended March 31, 2020, no impairment losses were recorded on real estate assets.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of March 31, 2021 (amounts in thousands):

	March 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses
Real estate assets	$—	$17,145	$—	$17,145	$10,423
Goodwill—As discussed in Note 2—"Summary of Significant Accounting Policies," during the three months ended March 31, 2021, the Company recorded $240,000 of goodwill impairment. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income (loss). Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales. The Company determined that its valuation using a market approach model is classified within Level 2 of the fair value hierarchy. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
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
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $9,065,000 will be reclassified from accumulated other comprehensive loss as an increase to interest and other expense, net.
See Note 13—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2021			December 31, 2020
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		(Liability)

Interest rate swaps	Other assets, net/ Accounts payable and other liabilities	11/01/2016 to 07/01/2020	10/28/2021 to 12/31/2024	$634,190	$1,107	$(15,759)	$635,007	$(20,444)
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
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2021 and 2020 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Total Amount of Interest and Other Expense, Net Presented in Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2021
Interest rate swaps	$3,390	Interest and other expense, net	$(2,402)	$12,130
Total	$3,390		$(2,402)
Three Months Ended March 31, 2020
Interest rate swaps	$(20,593)	Interest and other expense, net	$(259)	$15,319
Total	$(20,593)		$(259)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2021, the fair value of derivatives in a net liability position was $16,480,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of March 31, 2021, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2021 and December 31, 2020 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2021	$1,107	$—	$1,107	$(475)	$—	$632

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2021	$15,759	$—	$15,759	$(475)	$—	$15,284
December 31, 2020	$20,444	$—	$20,444	$—	$—	$20,444
The Company reports derivative assets and derivative liabilities in the accompanying condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 15—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	3,390
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,402
Other comprehensive income	5,792
Balance as of March 31, 2021	$(14,652)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(20,593)
Amount of loss reclassified from accumulated other comprehensive loss to net income	259
Other comprehensive loss	(20,334)
Balance as of March 31, 2020	$(25,038)
The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31,
	2021	2020
Interest rate swap contracts	$2,402	$259	Interest and other expense, net

Note 16—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2021, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 17—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on April 1, 2021, for the period from March 1, 2020 through March 31, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
April 1, 2021	Class A	$5,556	$1,562	$7,118
April 1, 2021	Class I	333	211	544
April 1, 2021	Class T	724	668	1,392
April 1, 2021	Class T2	56	63	119
		$6,669	$2,504	$9,173
The following table summarizes the Company's distributions paid to stockholders on May 3, 2021, for the period from April 1, 2021 through April 30, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
May 3, 2021	Class A	$5,372	$1,524	$6,896
May 3, 2021	Class I	322	205	527
May 3, 2021	Class T	700	650	1,350
May 3, 2021	Class T2	55	61	116
		$6,449	$2,440	$8,889
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the board of directors of the Company subsequent to March 31, 2021:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
April 23, 2021	Class A	$0.001369863	$0.50
April 23, 2021	Class I	$0.001369863	$0.50
April 23, 2021	Class T	$0.001131781	$0.41
April 23, 2021	Class T2	$0.001131781	$0.41

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
May 6, 2021	Class A	$0.001369863	$0.50
May 6, 2021	Class I	$0.001369863	$0.50
May 6, 2021	Class T	$0.001131781	$0.41
May 6, 2021	Class T2	$0.001131781	$0.41

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on May 1, 2021 and ending on May 31, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in May 2021 will be paid in June 2021. The distributions will be payable to stockholders from legally available funds therefor.

(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on June 1, 2021 and ending on June 30, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in June 2021 will be paid in July 2021. The distributions will be payable to stockholders from legally available funds therefor.
Acquisition
The following table summarizes the property acquired subsequent to March 31, 2021 and through May 13, 2021:

Property	Date Acquired	Purchase Price (2)	Ownership
Greenwood Healthcare Facility (1)	04/19/2021	$25,000,000	100%

(1)The property is leased to one tenant.
(2)The Company drew $15,000,000 on its credit facility to fund the acquisition.
Settlement Agreement
On April 22, 2021, the Company entered into a settlement agreement with a data center property tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment and stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant will surrender the space on or before June 20, 2021. Additionally, in connection with the lease termination, the tenant agreed to pay the Company a $7,000,000 termination fee, which the Company received on April 23, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 24, 2021, or the 2020 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our operations after the Internalization Transaction, our operations during the COVID-19 pandemic, our liquidity and capital resources, material cash requirements, debt service requirements, plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from the Company’s expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2020 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2021, we had purchased 155 properties, inclusive of 60 properties acquired in the merger with Carter Validus Mission Critical REIT, Inc., or REIT I, whereby REIT I merged with and into one of our wholly-owned subsidiaries, or REIT Merger, composed of approximately 8,832,000 of rentable square feet for an aggregate purchase price of approximately $3,227.8 million, including capital expenditures on development properties placed into service. Since inception through March 31, 2021, we sold two healthcare properties and a portion of another healthcare property, composed of approximately 290,000 rentable square feet, for an aggregate sale price of $61.1 million and generated net proceeds of $31.4 million. The sales occurred during the fourth quarter of 2020, second quarter of 2020 and the fourth quarter of 2019, respectively.

On September 30, 2020, we completed the Internalization Transaction. We believe that the Internalization Transaction provides various benefits, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for an internal management structure in traded equity REITs.
On December 1, 2020, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of September 30, 2020, of $8.69. Therefore, effective December 8, 2020, shares of common stock are offered pursuant to the second DRIP (as defined below) Offering for a price per share of $8.69. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with management, and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. We intend to publish an updated estimated NAV per share on an annual basis.
On April 15, 2021, the Board increased its size from five to six directors and appointed Adrienne Kirby as director to fill the newly created vacancy on the Board, effective immediately. The Board determined that Ms. Kirby is an independent director. With the election of Ms. Kirby, the Board now consists of six members, five of whom are independent directors. In addition, the Board appointed Ms. Kirby to serve on the audit committee and the nominating and corporate governance committee of the Board. As an independent director and member of the audit committee and nominating and corporate governance committee, Ms. Kirby will receive the same compensation and reimbursement of expenses that we pay to each of our independent directors and audit committee and nominating and corporate governance committee members.
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of March 31, 2021, we had accepted investors’ subscriptions for and issued approximately 152,086,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,475,042,000, before share repurchases of $118,643,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,618,000.
SC Distributors, LLC, an affiliate of our Former Advisor, or the Dealer Manager served as the dealer manager of our Offerings. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer affiliated with us. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T and Class T2 shares that were sold in our Offerings.
COVID-19 Updates
While the global economy appears to be entering a recovery and operating conditions appear to be improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. Our personnel continue to work remotely and continue to, we believe, successfully maintain our operations, financial reporting and internal and disclosure controls and procedures. If the global pandemic takes a downturn, we do not anticipate that a continuing remote work environment will have an adverse material impact on our internal controls over financial reporting.
During 2020 the global outbreak of COVID-19 forced temporary closures, changes to the operating hours or other temporary changes to the business of certain tenants in healthcare and data center properties of the Company. In response, certain of our tenants sought rent concessions, including decreased rent or rent deferrals. We discussed the circumstances with our tenants and granted rent deferrals to an immaterial number of tenants impacted by COVID-19, relative to the overall portfolio. During the three months ended March 31, 2021, we did not enter into any rent concessions or lease modifications due to the impact of COVID-19 on our tenants.

Critical Accounting Policies
Our critical accounting policies were disclosed in our 2020 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K.
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
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2020 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement, which were previously incurred while we were externally managed. Now and going forward we will incur additional payroll and overhead related costs. We expect our future operating results will be influenced by the impact of the Internalization Transaction. See Note 3—"Internalization Transaction" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for additional information.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of March 31, 2021, our properties were 93% leased.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2021 and 2020:

	March 31,
	2021	2020
Number of operating real estate properties (1)	152	151
Leased square feet	7,969,000	8,236,000
Weighted average percentage of rentable square feet leased	93%	95%

(1)As of March 31, 2021, we owned 153 real estate properties, one of which was under construction. As of March 31, 2021, we had two vacant real estate properties, which are currently being marketed for sale or re-tenanting. As of March 31, 2020, we owned 153 real estate properties, two of which were under construction.
The following table summarizes our real estate activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operating real estate properties acquired	—	1
Operating real estate properties placed into service	1	—
Aggregate purchase price of operating real estate properties acquired	$—	$5,030,000
Aggregate cost of operating real estate properties placed into service	$22,140,000	$—
Leased square feet of operating real estate property additions	61,000	15,000
This section describes and compares our results of operations for the three months ended March 31, 2021 and 2020. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions on net income.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table represents the breakdown of the three months ended March 31, 2021 total rental revenue and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Same store rental revenue	$60,564	$62,005	$(1,441)	(2.3)%
Non-same store rental revenue	709	527	182	34.5%
Same store tenant reimbursements	6,442	6,639	(197)	(3.0)%
Non-same store tenant reimbursements	175	4	171	4,275.0%
Other operating income	5	10	(5)	(50.0)%
Total rental revenue	$67,895	$69,185	$(1,290)	(1.9)%
•Same store rental revenue and tenant reimbursements decreased primarily due to rent and tenant reimbursements not being collected since October 2020 from one tenant at a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment. As discussed in Note 17 – “Subsequent Events”, we have since entered into a settlement agreement with such former tenant, which resulted in a $7,000,000 termination fee to the Company.

•Non-same store rental revenue and tenant reimbursements increased due to the acquisition of two operating properties and placement of two development properties in service since January 1, 2020, partially offset by a decrease in non-same store rental revenue and tenant reimbursements due to the sale of two operating properties since January 1, 2020.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Same store rental expenses	$9,388	$10,835	$(1,447)	(13.4)%
Non-same store rental expenses	242	653	(411)	(62.9)%
General and administrative expenses	6,623	3,194	3,429	107.4%
Internalization transaction expenses	—	494	(494)	(100.0)%
Asset management fees	—	5,956	(5,956)	(100.0)%
Depreciation and amortization	25,967	27,065	(1,098)	(4.1)%
Impairment loss on real estate	10,423	—	10,423	100.0%
Impairment loss on goodwill	240	—	240	100.0%
Total expenses	$52,883	$48,197	$4,686	9.7%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to one tenant at a data center property that vacated space during the fourth quarter of 2020. This resulted in lower space maintenance and utilization of the property. Additionally, effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•General and administrative expenses increased primarily due to an increase in payroll-related expenses as a result of the Internalization Transaction and an increase in stock-based compensation. Upon completion of the Internalization Transaction, individuals, who were previously employed by an affiliate of our Former Advisor, became our employees, and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
•Internalization transaction expenses, which consist primarily of legal fees, as well as fees for other professional and financial advisors, decreased as a result of the Internalization Transaction closing in 2020.
•Asset management fees decreased as a result of the Internalization Transaction. Effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Depreciation and amortization decreased as a result of a decrease in the weighted average depreciable basis of operating real estate properties due to two property dispositions and intangible asset impairment write-offs in 2020, offset by the accelerated amortization of an in-place lease intangible asset in the amount of $1.1 million related to one healthcare tenant that was experiencing financial difficulties and vacated the property in March 2021. During the three months ended March 31, 2020, we accelerated the amortization of one in-place lease intangible asset in the amount of $1.5 million.
•Impairment loss on real estate and impairment loss on goodwill increased due to impairments recorded in the amounts of $10.4 million and $0.2 million, respectively, related to one healthcare property.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$5,055	$5,072	$(17)	(0.3)%
Interest on credit facility	7,203	9,537	(2,334)	(24.5)%
Interest on finance lease	38	—	38	100.0%
Amortization of deferred financing costs	996	946	50	5.3%
Amortization of discount of deferred liability	54	—	54	100.0%
Notes receivable interest income	(490)	—	(490)	100.0%
Amortization of origination fee	68	—	68	100.0%
Other income	(652)	—	(652)	100.0%
Cash deposits interest	(4)	(91)	87	(95.6)%
Capitalized interest	(138)	(145)	7	(4.8)%
Total interest and other expense, net	$12,130	$15,319	$(3,189)	(20.8)%
•Interest on credit facility decreased due to a decrease in LIBOR interest rates, offset by an increase in the weighted average outstanding principal balance on our credit facility.
•Notes receivable interest income and amortization of origination fee resulted from the origination of a $28.0 million note receivable on May 28, 2020.
•Other income increased primarily due to property management, leasing and asset management services we provided to a third-party in order to manage certain of their properties. Prior to the Internalization Transaction, our Former Advisor received fees for these services. Effective March 31, 2021, the agreement with the third-party was terminated.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include, by way of example, costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us, and when necessary, capital reserves. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or, as necessary, to respond to unanticipated additional capital needs.
As discussed above, effective September 30, 2020, we no longer incur acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, now and going forward we will incur additional payroll and overhead costs. In general, we anticipate various benefits from the Internalization Transaction, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for internal management structure in traded equity REITs.
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
We currently expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. To the extent available after stockholder contributions, we currently expect that substantially all net cash flows from our operations or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Material Cash Requirements
We expect to require approximately $251.0 million in cash over the next twelve months, of which $215.3 million will be required for the payment of principal and estimated interest on our outstanding debt and $35.7 million will be required for capital improvement expenditures including one development project that we expect to complete in January 2022. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. As of March 31, 2021, we had approximately $51.0 million in cash and cash equivalents and $6.4 million of restricted cash in escrow reserve accounts for capital improvement expenditures. For the three months ended March 31, 2021, we paid capital expenditures of $7.1 million that primarily related to one data center property and three healthcare properties.
As of March 31, 2021, we had material obligations beyond 12 months in the amount of approximately $1,463.4 million, inclusive of $1,301.8 million related to principal and estimated interest on our outstanding debt, $12.7 million related to capital improvement expenditures and $148.9 million related to ground lease payments.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2021, we had $452.3 million in notes payable principal outstanding and $938.0 million of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2021, we were in compliance with all such covenants and requirements on our notes payable and our credit facility.
As of March 31, 2021, the aggregate notional amount under our derivative instruments was $634.2 million. We have agreements with each derivative counterparty that contain cross-default provisions, if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of March 31, 2021, we were in compliance with all such cross-default provisions.
Credit Facility
As of March 31, 2021, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for one, 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023.
As of March 31, 2021, the maximum commitments available under our senior unsecured term loan with KeyBank National Association as Administrative Agent for the lenders, or the Term Loan, were $520,000,000, with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
The maximum commitments available under the KeyBank Credit Facility (including the Term Loan) can be increased up to $1,600,000,000. Generally, the proceeds of loans made under our credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.

As of March 31, 2021, we had a total pool availability under our credit facility of $1,132,749,000 and an aggregate outstanding principal balance of $938,000,000; therefore, $194,749,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of March 31, 2021.
On April 19, 2021, we drew $15,000,000 on our credit facility related to a healthcare property acquisition and we added the healthcare property to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $13,750,000.
Notes Payable
For a discussion of our notes payable, see Note 10—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Cash Flows
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(in thousands)	2021	2020	Change	% Change
Net cash provided by operating activities	$37,128	$29,934	$7,194	24.0%
Net cash used in investing activities	$14,317	$10,491	$3,826	36.5%
Net cash (used in) provided by financing activities	$(22,621)	$62,217	$(84,838)	(136.4)%
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of two operating properties and placement of two development properties in service since January 1, 2020, as well as the result of not paying asset management and property management fees to the former advisor due to the Internalization Transaction. The increase was offset by an increase in general and administrative expenses paid as a result of the Internalization Transaction; coupled with rent not being collected since October 2020 from one tenant in a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of COVID-19 and the pandemic’s acceleration of the tenant’s modification of work strategy to a remote environment.
Investing Activities
•Net cash used in investing activities increased primarily due to an increase in capital projects, which included one development property and one operating property that was placed in service during the three months ended March 31, 2021, and consideration paid for the Internalization Transaction, offset by a decrease in acquisition of real estate properties and an increase in repayments of notes receivable.
Financing Activities
•Net cash used in financing activities increased primarily due to a decrease in proceeds from our credit facility, offset by a decrease in repurchases of our common stock. During the three months ended March 31, 2020, we drew $75 million on our credit facility to provide additional liquidity due to the uncertainty in overall economic conditions created by the COVID-19 outbreak. On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on us, our board of directors decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we continue to process repurchases due to death or involuntary exigent circumstance in accordance with the terms of our A&R SRP.

Distributions to Stockholders
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.
The following table shows the sources of distributions paid during the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021		2020
Distributions paid in cash - common stockholders	$19,170		$18,890
Distributions reinvested (shares issued)	7,374		7,731
Total distributions	$26,544		$26,621
Source of distributions:
Cash flows provided by operations (1)	$19,170	72%	$18,890	71%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	7,374	28%	7,731	29%
Total sources	$26,544	100%	$26,621	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of March 31, 2021, were approximately $9.2 million for common stockholders. These distributions were paid on April 1, 2021.
For the three months ended March 31, 2021, we declared and paid distributions of approximately $26.5 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the three months ended March 31, 2021, of approximately $39.3 million and $36.1 million, respectively.
The payment of distributions from sources other than FFO and AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2021, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Related-Party Transactions and Arrangements
Prior to the completion of the Internalization Transaction, we had been a party to the advisory and management agreements with our Former Advisor and its affiliates. Pursuant to the agreements with our Former Advisor and its affiliates, we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement. As of March 31, 2021, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use funds from operations, or FFO, and adjusted funds from operations, or AFFO, which are non-GAAP measures defined by management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies.
In the past, in addition to FFO and AFFO, the Company reported on modified funds from operations, or MFFO, which is a non-GAAP supplemental financial measure commonly used by non-traded REIT companies. Management determined that because the Company is no longer in the initial capital raise or initial deployment stages, MFFO is no longer a useful measure of the impact of long-term operating performance on value, nor is it used by management to evaluate the Company’s dividend policy. In lieu of reporting MFFO, the Company will continue to use AFFO, the more commonly used metric by the broader REIT industry.
A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.
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

In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advance of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning laws, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: straight-line rent, impairment loss on goodwill, amortization of above- and below-market leases, along with the net of right-of-use assets- operating leases and right-of-use assets- finance lease, resulting from above-and below-market leases, acquisition expenses in connection with business combination transactions, discount amortization related to the deferred liability in connection with the Internalization Transaction, amortization of deferred financing costs and stock-based compensation. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
By excluding acquisition expenses related to business combination transactions, the use of AFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Since AFFO excludes acquisition expenses, it should not be construed as a historic performance measure. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Under GAAP, acquisition expenses related to acquisitions determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss) and acquisition expenses associated with transactions determined to be an asset acquisition are capitalized. During 2020, we incurred and paid acquisition expenses in connection with the Internalization Transaction, which consisted of legal fees and other payments to third parties, including professional and financial advisors. All paid and accrued acquisition expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, these fees and expenses and other costs related to such property. As a result, AFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.
AFFO is a metric used by management to evaluate the Company's dividend policy. Additionally, we consider AFFO to be an appropriate supplemental measure of the Company’s operating performance because it provides to stakeholders a more complete understanding of the Company’s sustainable performance.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and AFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and AFFO have limitations as performance measures. However, FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. FFO and AFFO are not useful measures in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining FFO and AFFO.
FFO and AFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.
Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three months ended March 31, 2021 and 2020 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$2,882	$5,669
Adjustments:
Depreciation and amortization (1)	25,962	27,065
Impairment loss on real estate	10,423	—
FFO attributable to common stockholders	$39,267	$32,734
Adjustments:
Amortization of intangible assets and liabilities (2)	(613)	(417)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	269	234
Straight-line rent (3)	(4,626)	(5,500)
Internalization transaction expenses (4)	—	494
Amortization of discount of deferred liability	54	—
Impairment loss on goodwill (5)	240	—
Amortization of deferred financing costs	996	946
Stock-based compensation	556	27
AFFO attributable to common stockholders	$36,143	$28,518
Weighted average common shares outstanding - basic	222,481,179	221,540,890
Weighted average common shares outstanding - diluted	223,420,969	221,570,975
Net income per common share - basic	$0.01	$0.03
Net income per common share - diluted	$0.01	$0.03
FFO per common share - basic	$0.18	$0.15
FFO per common share - diluted	$0.18	$0.15

(1)During the three months ended March 31, 2021 and 2020, we wrote off in-place lease intangible assets in the amounts of approximately $1.1 million and $1.5 million, respectively, by accelerating the amortization of the acquired intangible assets.

(2)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, AFFO provides useful supplemental information on the performance of the real estate. During the three months ended March 31, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $0.3 million, by accelerating the amortization of the acquired intangible asset.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three months ended March 31, 2021, we wrote off approximately $0.1 million of straight-line rent. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
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
(5)During the three months ended March 31, 2021, we wrote off goodwill related to one reporting unit in the amount of approximately $0.2 million, which was originally recognized as a part of the Internalization Transaction on September 30, 2020, as a result of a business combination. We believe that adjusting for such non-recurring item provides useful supplemental information because such adjustment may not be reflective of ongoing operations and aligns with our analysis of operating performance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing to fund certain property acquisitions, and we are exposed to changes in the one-month LIBOR. Our objectives in managing interest rate risk are to seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the SOFR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As of March 31, 2021, we had 15 interest rate swap agreements outstanding, which mature on various dates from October 2021 to December 2024, with an aggregate notional amount under the swap agreements of $634.2 million. As of March 31, 2021, the aggregate settlement liability value was $15.8 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2021, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $8.7 million. These interest rate swap agreements were designated as hedging instruments. In addition, as of March 31, 2021, we had $538.0 million principal variable rate debt outstanding that is indexed to LIBOR. As of March 31, 2021, $538.0 million of the $1,390.3 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.4% per annum. As of March 31, 2021, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $2.7 million per year. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR may also be impacted by the discontinuance of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our 15 interest rate swap agreements and variable rate debt is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for us.
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

The following table summarizes our principal debt outstanding as of March 31, 2021 (amounts in thousands):

March 31, 2021
Notes payable:
Fixed rate notes payable	$218,108
Variable rate notes payable fixed through interest rate swaps	234,190
Total notes payable	452,298
Credit facility:
Variable rate revolving line of credit	138,000
Variable rate term loans fixed through interest rate swaps	400,000
Variable rate term loans	400,000
Total credit facility	938,000
Total principal debt outstanding (1)	$1,390,298

(1)As of March 31, 2021, the weighted average interest rate on our total debt outstanding was 3.4%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2021 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 16—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 8, 2021, we granted time-based awards to our executive officers, including Mr. Seton and Ms. Neely, of 103,567 and 40,276 in restricted shares of Class A common stock, respectively, or the Time-Based 2021 Awards. The Time Based 2021 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions. In addition, on January 8, 2021, our compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for the Performance-Based 2021 Award. The Performance DSUs represent the right to receive a number of restricted shares of our Class A common stock on a one-to-one basis with the number of Performance DSUs that vest, with vesting subject to continued employment conditions and the Company’s achievement of the performance goals, each as set forth in the award agreements. The Performance DSUs will vest based on the level of achievement of performance over the three fiscal years (2021-2023) subject to the executive officer’s continuous employment through the applicable vesting date. The awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
The foregoing issuance of the restricted shares of our Class A common stock were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended March 31, 2021.
During the three months ended March 31, 2021, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 2021	183,541	$8.69	—	$—
February 2021	—	$—	—	$—
March 2021	10,551	$8.69	—	$—
Total	194,092		—

During the three months ended March 31, 2021, we repurchased approximately $1,687,000 of Class A shares and Class T shares of common stock.

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

10.1
Joinder Agreement (Master Credit Facility), dated April 19, 2021, by HCII-607 S. GREENWOOD SPRINGS DRIVE, LLC, and KeyBank National Association, as Administrative Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 21, 2021, and incorporated herein by reference).

10.2
Joinder Agreement (Master Credit Facility), dated April 19, 2021, by HCII-607 S. GREENWOOD SPRINGS DRIVE, LLC, and KeyBank National Association, as Administrative Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 21, 2021, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: May 13, 2021	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)