Form 10-Q
period 2021-06-30
Sila Realty Trust, Inc.
filed 2021-08-13
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 6, 2021, there were approximately 167,198,000 shares of Class A common stock, 12,911,000 shares of Class I common stock, 40,039,000 shares of Class T common stock and 3,431,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Real estate:
Land	$169,540	$168,969
Buildings and improvements, less accumulated depreciation of $141,894 and $119,947, respectively	1,667,526	1,661,351
Construction in progress	6,862	19,232
Total real estate, net	1,843,928	1,849,552
Cash and cash equivalents	47,921	53,174
Acquired intangible assets, less accumulated amortization of $60,027 and $49,866, respectively	188,195	197,901
Goodwill	23,284	23,955
Right-of-use assets - operating leases	21,838	22,499
Right-of-use assets - finance leases	2,306	2,527
Notes receivable, net	30,642	31,262
Other assets, net	78,437	64,669
Assets held for sale, net	953,294	959,750
Total assets	$3,189,845	$3,205,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $487 and $682, respectively	$145,405	$146,645
Credit facility, net of deferred financing costs of $5,021 and $5,900, respectively	947,979	932,100
Accounts payable and other liabilities	55,104	67,946
Acquired intangible liabilities, less accumulated amortization of $3,763 and $3,122, respectively	12,884	11,971
Operating lease liabilities	23,559	23,926
Finance lease liabilities	2,634	2,843
Liabilities held for sale, net	363,567	365,985
Total liabilities	1,551,132	1,551,416
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 236,667,200 and 234,957,801 shares issued, respectively; 223,285,587 and 222,045,522 shares outstanding, respectively	2,233	2,220
Additional paid-in capital	1,995,298	1,983,361
Accumulated distributions in excess of earnings	(345,941)	(311,264)
Accumulated other comprehensive loss	(12,877)	(20,444)
Total stockholders’ equity	1,638,713	1,653,873
Total liabilities and stockholders’ equity	$3,189,845	$3,205,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Rental revenue	$43,747	$41,731	$86,169	$83,157
Expenses:
Rental expenses	3,275	3,895	6,489	8,234
General and administrative expenses	6,639	3,188	13,262	6,382
Internalization transaction expenses	—	911	—	1,405
Asset management fees	—	4,198	—	8,386
Depreciation and amortization	17,615	17,110	35,839	35,712
Impairment loss on real estate	6,502	—	16,925	—
Impairment loss on goodwill	431	—	671	—
Total expenses	34,462	29,302	73,186	60,119
Gain on real estate disposition	—	2,703	—	2,703
Income from operations	9,285	15,132	12,983	25,741
Interest and other expense, net	9,534	10,809	18,298	22,732
(Loss) income from continuing operations	(249)	4,323	(5,315)	3,009
Income from discontinued operations	16,305	6,772	24,253	13,755
Net income attributable to common stockholders	$16,056	$11,095	$18,938	$16,764
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$1,775	$(1,140)	$7,567	$(21,474)
Other comprehensive income (loss)	1,775	(1,140)	7,567	(21,474)
Comprehensive income (loss) attributable to common stockholders	$17,831	$9,955	$26,505	$(4,710)
Weighted average number of common shares outstanding:
Basic	223,082,912	220,992,009	222,783,708	221,285,475
Diluted	223,082,912	221,029,409	222,783,708	221,319,218
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$—	$0.02	$(0.02)	$0.02
Discontinued operations	0.07	0.03	0.11	0.06
Net income attributable to common stockholders	$0.07	$0.05	$0.09	$0.08
Diluted:
Continuing operations	$—	$0.02	$(0.02)	$0.02
Discontinued operations	0.07	0.03	0.11	0.06
Net income attributable to common stockholders	$0.07	$0.05	$0.09	$0.08
Distributions declared per common share	$0.12	$0.12	$0.24	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, March 31, 2021	222,702,903	$2,227	$1,989,599	$(335,004)	$(14,652)	$1,642,170
Issuance of common stock under the distribution reinvestment plan	857,926	8	7,451	—	—	7,459
Stock-based compensation	—	—	563	—	—	563
Distribution and servicing fees	—	—	74	—	—	74
Repurchase of common stock	(275,242)	(2)	(2,389)	—	—	(2,391)
Distributions to common stockholders	—	—	—	(26,993)	—	(26,993)
Other comprehensive income	—	—	—	—	1,775	1,775
Net income	—	—	—	16,056	—	16,056
Balance, June 30, 2021	223,285,587	$2,233	$1,995,298	$(345,941)	$(12,877)	$1,638,713

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	1,706,088	17	14,816	—	—	14,833
Vesting of restricted stock	3,311	—	—	—	—	—
Stock-based compensation	—	—	1,119	—	—	1,119
Distribution and servicing fees	—	—	76	—	—	76
Repurchase of common stock	(469,334)	(4)	(4,074)	—	—	(4,078)
Distributions to common stockholders	—	—	—	(53,615)	—	(53,615)
Other comprehensive income	—	—	—	—	7,567	7,567
Net income	—	—	—	18,938	—	18,938
Balance, June 30, 2021	223,285,587	$2,233	$1,995,298	$(345,941)	$(12,877)	$1,638,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, March 31, 2020	221,387,100	$2,214	$1,977,360	$(261,872)	$(25,038)	$1,692,664	$2	$1,692,666
Issuance of common stock under the distribution reinvestment plan	891,257	9	7,702	—	—	7,711	—	7,711
Vesting of restricted stock	2,250	—	—	—	—	—	—	—
Stock-based compensation	—	—	30	—	—	30	—	30
Distribution and servicing fees	—	—	26	—	—	26	—	26
Other offering costs	—	—	(2)	—	—	(2)	—	(2)
Repurchase of common stock	(1,415,299)	(14)	(12,230)	—	—	(12,244)	—	(12,244)
Distributions to common stockholders	—	—	—	(26,572)	—	(26,572)	—	(26,572)
Other comprehensive loss	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Net income	—	—	—	11,095	—	11,095	—	11,095
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	1,785,000	18	15,424	—	—	15,442	—	15,442
Vesting of restricted stock	2,250	—	—	—	—	—	—	—
Stock-based compensation	—	—	57	—	—	57	—	57
Distribution and servicing fees	—	—	59	—	—	59	—	59
Other offering costs	—	—	(9)	—	—	(9)	—	(9)
Repurchase of common stock	(2,834,656)	(28)	(24,493)	—	—	(24,521)	—	(24,521)
Distributions to common stockholders	—	—	—	(53,167)	—	(53,167)	—	(53,167)
Other comprehensive loss	—	—	—	—	(21,474)	(21,474)	—	(21,474)
Net income	—	—	—	16,764	—	16,764	—	16,764
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income attributable to common stockholders	$18,938	$16,764
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	47,554	52,359
Amortization of deferred financing costs	2,007	1,893
Amortization of above-market leases	967	1,500
Amortization of below-market leases	(2,219)	(2,757)
Amortization of origination fee	138	26
Amortization of discount of deferred liability	109	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	476	467
Reduction in the carrying amount of right-of-use assets - finance lease, net	9	—
Impairment loss on real estate	16,925	—
Impairment loss on goodwill	671	—
Gain on real estate disposition	—	(2,703)
Straight-line rent	(9,078)	(10,911)
Stock-based compensation	1,119	57
Changes in operating assets and liabilities:
Accounts payable and other liabilities	3,195	(543)
Accounts payable due to affiliates	—	21
Other assets	308	(433)
Net cash provided by operating activities	81,119	55,740
Cash flows from investing activities:
Investment in real estate	(25,048)	(5,030)
Consideration paid for the internalization transaction	(7,500)	—
Proceeds from real estate dispositions	—	6,129
Capital expenditures	(14,743)	(13,610)
Payments of deal costs	—	(126)
Real estate deposits, net	—	100
Notes receivable, net	500	—
Net cash used in investing activities	(46,791)	(12,537)
Cash flows from financing activities:
Payments on notes payable	(2,238)	(1,743)
Proceeds from credit facility	15,000	95,000
Payments on credit facility	—	(65,000)
Payments of deferred financing costs	(92)	(32)
Prepaid loan costs	(95)	—
Repurchase of common stock	(4,078)	(24,521)
Offering costs on issuance of common stock	(1,232)	(1,608)
Distributions to common stockholders	(38,955)	(38,065)
Net cash used in financing activities	(31,690)	(35,969)
Net change in cash, cash equivalents and restricted cash	2,638	7,234
Cash, cash equivalents and restricted cash - Beginning of period	67,909	80,230
Cash, cash equivalents and restricted cash - End of period	$70,547	$87,464
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $212 and $281, respectively	$24,878	$29,083
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$14,833	$15,442
Accrued capital expenditures	$—	$885
Origination of note receivable related to real estate disposition	$—	$28,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
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
During the three months ended June 30, 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center assets. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constitutes the entirety of the Company's data centers segment. See Note 3—"Discontinued Operations" for further discussion. The decision of the Board to sell the data center assets, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets and liabilities in its data centers segment as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2021, the Company owned 154 real estate properties, including 29 real estate properties classified as discontinued operations, in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs.
On July 22, 2021, the Company completed the sale of all 29 of its data centers, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date. See Note 18—"Subsequent Events" for additional information. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, taxes, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted cash held in escrow and restricted bank deposits attributable to continuing operations are reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 10—"Other Assets, Net." Restricted cash held in escrow attributable to discontinued operations is reported in assets held for sale, net, in the accompanying condensed consolidated balance sheets.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2021		2020
Beginning of period:
Cash and cash equivalents	$53,174		$69,342
Restricted cash	14,735	(1)	10,888	(3)
Cash, cash equivalents and restricted cash	$67,909		$80,230

End of period:
Cash and cash equivalents	$47,921		$74,782
Restricted cash	22,626	(2)	12,682	(4)
Cash, cash equivalents and restricted cash	$70,547		$87,464

(1)Of this amount, $13,499,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(2)Of this amount, $21,390,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(3)Of this amount, $9,652,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(4)Of this amount, $11,446,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale upon satisfaction of all of the following criteria: (i) management commits to a plan to sell a property, (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties, (iii) there is an active program to locate a buyer, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate properties held for sale, as well as the amortization of acquired in-place leases and right-of-use assets. The real estate properties held for sale and associated liabilities are classified separately on the condensed consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell. The Company recorded the real estate properties held for sale at their carrying value at June 30, 2021.
Additionally, the Company classifies real estate properties held for sale as discontinued operations for all periods presented because they represent a strategic shift that had a major effect on the Company's results and operations. The assets and liabilities are classified on the condensed consolidated balance sheets as assets held for sale, net and liabilities held for sale, net, respectively, and the operations are classified on the condensed consolidated statements of comprehensive income (loss) as income from discontinued operations for all periods presented. The assets held for sale as of June 30, 2021 and December 31, 2020 relate to the Data Center Sale.
On July 22, 2021, the Company completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date. See Note 18—"Subsequent Events" for additional information.
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
Impairment of Real Estate
During the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property that was experiencing financial difficulty vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach a mutual agreement. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021, the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000.
During the second quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. The tenant of the property was experiencing financial difficulty and vacated the space in March 2021. Subsequently, during the second quarter, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. The Company utilized a market approach, using comparable properties, to estimate the fair value of the property. As a result, the carrying value of the property was reduced to its estimated fair value of $5,957,000, resulting in an impairment charge of $2,894,000.
Additionally, during the second quarter of 2021, real estate assets related to another healthcare property were determined to be impaired. The last of the three tenants that occupied the building terminated its lease agreement and vacated the space on July 12, 2021. Subsequently, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated the fair value of $22,311,000, resulting in an impairment charge of $3,608,000. Impairment charges are recorded as impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss).
No impairment losses were recorded on real estate assets during the three and six months ended June 30, 2020. See Note 14—"Fair Value" for further discussion.
During the second quarter of 2021, the Company accelerated depreciation of equipment at one healthcare property based on its anticipated sale in July 2021. As a result, the Company accelerated the depreciation of the equipment in the amount of $296,000 in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended June 30, 2021 and 2020, the Company did not record impairment of acquired intangible assets or acquired intangible liabilities.
During the six months ended June 30, 2021, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement and the tenant paid a lease termination fee of $400,000, which was recorded in rental revenue in the condensed consolidated statements of comprehensive income (loss).

During the six months ended June 30, 2020, the Company recognized impairments of one in-place lease intangible asset in the amount of approximately $1,484,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets related to the previously mentioned healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020.
Impairment of Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. Goodwill has an indefinite life and is not amortized. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction, of which $15,574,000 was allocated to the data center properties, which is now classified as assets held for sale, net, on the condensed consolidated balance sheets, and $23,955,000 was allocated to the healthcare segment. See Note 4—"Internalization Transaction" for details.
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
During the first quarter of 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on real estate recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment were first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income (loss). Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
During the second quarter of 2021, the Company recognized $431,000 of goodwill impairment on two reporting units. Impairment loss on two real estate properties recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of each reporting unit's fair value for goodwill impairment. As a result, the fair value of each reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill for the two reporting units in the amounts of $112,000 and $319,000, respectively. Goodwill impairment was recorded for the amount that the carrying value of each reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit. Goodwill impairment was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income (loss). Fair value of each reporting unit was determined based on a market approach model. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
The following table summarizes the rollforward of goodwill for the six months ended June 30, 2021, excluding amounts classified as held for sale (amounts in thousands):

Goodwill
Balance as of December 31, 2020	$23,955
Accumulated impairment losses	(671)
Balance as of June 30, 2021	$23,284

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
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. The Company wrote off approximately $199,000 and $4,000 for the six months ended June 30, 2021 and 2020, respectively, as a reduction in rental revenue from continuing operations in the accompanying condensed consolidated statements of comprehensive income (loss) because the amounts were determined to be uncollectible. The Company wrote off approximately $17,000 for the six months ended June 30, 2021 related to discontinued operations, which was recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). No write-offs were recorded during the three months ended June 30, 2021 and June 30, 2020, respectively.
On April 22, 2021, the Company entered into a settlement agreement with a data center property tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The tenant stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant surrendered the space on June 20, 2021. Additionally, in connection with the lease termination, the tenant paid the Company a $7,000,000 termination fee on April 23, 2021, which was recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). Subsequent to June 30, 2021, the Company collected an additional $75,000 related to the lease termination agreement with the tenant.
Additionally, on January 26, 2021, in connection with a lease termination with a tenant of one healthcare property that was experiencing financial difficulty and vacated its space on June 19, 2020 (as discussed above), the Company entered into a settlement agreement with the prior tenant to recover certain outstanding rental obligations due under the lease agreement. Pursuant to the settlement agreement, the prior tenant agreed to pay approximately $620,000 in total, payable on a monthly basis from January 2021 through September 2022. During the three and six months ended June 30, 2021, the Company recovered $75,000 and $245,000 of settlement agreement income, respectively, and recorded these amounts on a cash basis, when received, due to uncertainty regarding collectability of the funds. Settlement agreement income was recorded in rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Notes Receivable
Notes receivable are recorded at their outstanding principal balance and accrued interest, unearned income, unamortized deferred fees and costs and allowances for loan losses. The Company defers notes receivable origination costs and fees and amortizes them as an adjustment of yield over the term of the related note receivable. Amortization of the notes receivable origination costs and fees is recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectable, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable.
Concentration of Credit Risk and Significant Leases
As of June 30, 2021, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of June 30, 2021, the Company owned real estate investments in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs, one MSA of which accounted for 10.0% or more of rental revenue from continuing operations for the six months ended June 30, 2021. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.1% of rental revenue from continuing operations for the six months ended June 30, 2021
As of June 30, 2021, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue from continuing operations for the six months ended June 30, 2021. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and affiliates accounted for 16.2% of rental revenue from continuing operations for the six months ended June 30, 2021.
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
Repurchases of shares of the Company’s common stock were at the sole discretion of the Board, provided, however, that the Company could limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below, the SRP was generally available to any stockholder as a potential means of interim liquidity. In addition, the Board, in its sole discretion, could suspend (in whole or in part) the SRP at any time, and could amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deemed appropriate.
On December 11, 2020, the Board authorized and approved the Amended and Restated Share Repurchase Program, or the A&R SRP, which applied beginning with the first quarter repurchase date of 2021, provided, however, the Company will only repurchase shares due to death and involuntary exigent circumstances in accordance with the A&R SRP, subject in each case to the terms and limitations of the A&R SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and distribution reinvestment plan funding limitations. Under the A&R SRP, the Company may waive certain of the terms and requirements of the A&R SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the A&R SRP. The Company may also waive certain of the terms and requirements of the A&R SRP in the event of an involuntary exigent circumstance, as determined by the Company or any of the executive officers thereof, in its or their sole discretion. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's A&R SRP.
During the six months ended June 30, 2021, the Company repurchased 469,334 Class A shares, Class I shares and Class T shares of common stock (443,434 Class A shares, 2,504 Class I shares and 23,396 Class T shares), for an aggregate purchase price of approximately $4,078,000 (an average of $8.69 per share). During the six months ended June 30, 2020, the Company repurchased 2,834,656 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,197,452 Class A shares, 395,334 Class I shares, 238,206 Class T shares and 3,664 Class T2 shares), for an aggregate purchase price of approximately $24,521,000 (an average of $8.65 per share).

Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date less forfeitures (if applicable).
On January 8, 2021, the Company granted time-based awards to our executive officers of 178,366 in restricted shares of Class A common stock, or the Time-Based 2021 Awards. The Time-Based 2021 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions. In addition, on January 8, 2021, the Company's compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for the Performance-Based 2021 Awards. The Performance DSUs represent the right to receive a number of restricted shares of the Company's Class A common stock on a one-to-one basis with the number of Performance DSUs that vest. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement. Stock-based compensation expense for the Time-Based 2021 Awards and Performance-Based 2021 Awards for the three and six months ended June 30, 2021, was approximately $226,000 and $452,000, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). The Company recognized total stock-based compensation expense of $563,000 and $30,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,119,000 and $57,000 for the six months ended June 30, 2021 and 2020, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. For the three and six months ended June 30, 2021, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock and Performance DSUs antidilutive. For the three and six months ended June 30, 2020, diluted earnings per share reflected the effect of approximately 37,000 and 34,000 of non-vested awards that were outstanding as of each period, respectively.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of June 30, 2021 and December 31, 2020, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result of the Data Center Sale, the Company no longer has a data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, as assets held for sale, net, and liabilities held for sale, net, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
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
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the six months ended June 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or condensed consolidated statement of comprehensive income (loss). Amounts related to expenses incurred in connection with the Internalization Transaction were previously classified in general and administrative expenses, for the three and six months ended June 30, 2020, but are now presented separately as internalization transaction expenses, in the condensed consolidated statements of comprehensive income (loss). In addition, the Company's assets and liabilities related to the data center properties are classified as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets and their operations are classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for all periods presented.
Note 3—Discontinued Operations
The assets and liabilities related to the 29 data center properties are separately classified on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 as assets held for sale, net, and liabilities held for sale, net, and their operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020. The Company has ceased to record depreciation and amortization for the assets classified as held for sale.
On July 22, 2021, the Company completed the Data Center Sale for an aggregate sale price of $1,320,000,000, and generated proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date. See Note 18—"Subsequent Events" for additional information.

The following table presents the major classes of assets and liabilities of 29 data center properties classified as assets held for sale, net, presented separately in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Assets:
Real estate:
Land	$166,709	$166,709
Buildings and improvements, net	671,572	677,563
Total real estate, net	838,281	844,272
Acquired intangible assets, net	45,645	48,860
Goodwill	15,574	15,574
Right-of-use assets - operating leases	7,116	7,252
Other assets, net (1)	46,678	43,792
Assets held for sale, net	$953,294	$959,750
Liabilities:
Notes payable, net	$304,375	$304,972
Accounts payable and other liabilities (2)	12,024	12,300
Acquired intangible liabilities, net	39,011	40,589
Operating lease liabilities	8,157	8,124
Liabilities held for sale, net	$363,567	$365,985

(1)    Primarily consists of straight-line rent receivable, net, leasing commissions, net, and restricted cash.
(2)    Primarily consists of accounts payable and accrued expenses, accrued property taxes, deferred rental income and derivative liabilities.
The operations reflected in income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Rental revenue	$26,250	$27,144	$51,723	$54,903
Lease termination revenue	7,000	—	7,000	—
Total revenue	33,250	27,144	58,723	54,903
Expenses:
Rental expenses	9,576	7,027	15,992	14,176
Asset management fees	—	1,771	—	3,539
Depreciation and amortization	3,981	8,184	11,724	16,647
Total expenses	13,557	16,982	27,716	34,362
Interest and other expense, net (1)	3,388	3,390	6,754	6,786
Income from discontinued operations	$16,305	$6,772	$24,253	$13,755

(1)    Interest expense attributable to discontinued operations for the three months ended June 30, 2021 and 2020, was $3,402,000 and $3,420,000, respectively, and $6,771,000 and $6,841,000 for the six months ended June 30, 2021 and 2020, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the disposition and proceeds received from the data center properties, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment. See Note 18—"Subsequent Events" for additional information.
Capital expenditures on a cash basis for the six months ended June 30, 2021 and 2020, were $2,017,000 and $3,449,000, respectively, related to properties classified within discontinued operations.

There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the six months ended June 30, 2021. Significant non-cash operating activities for properties classified within discontinued operations were $2,534,000 for the six months ended June 30, 2020, which primarily related to property taxes and utilities. There were no significant non-cash investing activities for the properties classified within discontinued operations for the six months ended June 30, 2020.
Note 4—Internalization Transaction
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
The Internalization Transaction closed on September 30, 2020. A special committee comprised entirely of independent and disinterested members of the Board, negotiated the Internalization Transaction and, after consultation with its independent legal and financial advisors, determined that the Internalization Transaction was advisable, fair and reasonable to and in the Company’s best interests and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties. The Company believes that the Internalization Transaction provides various benefits, including cost savings, continuity of management and further alignment of interests between management and its stockholders, as well as a potential benefit for ultimate liquidity given the preference for an internal management structure in traded equity REITs.
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
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price was paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the Closing, (ii) $7,500,000 was due and payable on March 31, 2021, and was paid on March 30, 2021, and (iii) $7,500,000 was due and payable on March 31, 2022, and was paid on July 27, 2021, as a result of the Data Center Sale, which is considered an acceleration condition as outlined in the Purchase and Sale Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on July 23, 2021, and incorporated herein by reference. The Purchase Price was recorded at fair value, net of amortization of discount in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Allocation of Purchase Price
The Internalization Transaction was accounted for as a business combination and the following table summarizes management’s allocation of the fair value of the Internalization Transaction as of September 30, 2020 (amounts in thousands):

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

Pro Forma Financial Information (Unaudited)
Assuming the Internalization Transaction had occurred on January 1, 2020, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods presented below (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pro forma basis:
Revenues	$43,747	$41,731	$86,169	$83,157
(Loss) income from continuing operations	(151)	8,460	(5,120)	10,764
Income from discontinued operations	16,305	6,772	24,253	13,755
Net income attributable to common stockholders	$16,154	$15,232	$19,133	$24,519
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$—	$0.04	$(0.02)	$0.05
Discontinued operations	0.07	0.03	0.11	0.06
Net income attributable to common stockholders	$0.07	$0.07	$0.09	$0.11
Diluted:
Continuing operations	$—	$0.04	$(0.02)	$0.05
Discontinued operations	0.07	0.03	0.11	0.06
Net income attributable to common stockholders	$0.07	$0.07	$0.09	$0.11
The condensed pro forma financial statements for the three and six months ended June 30, 2021 and 2020 include pro forma adjustments related to the Internalization Transaction during 2020 and 2021. The pro forma information for the three and six months ended June 30, 2020, was adjusted to exclude approximately $911,000 and $1,405,000 of internalization transaction expenses. Internalization transaction expenses consist primarily of legal fees, as well as fees for other professional and financial advisors. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020, nor is it necessarily indicative of future operating results.
Note 5—Acquisitions
2021 Real Estate Property Acquisition
During the six months ended June 30, 2021, the Company purchased one real estate property, or the 2021 Acquisition, which was determined to be an asset acquisition. Upon the completion of the 2021 Acquisition, the Company allocated the purchase price of the real estate property to acquired tangible assets, consisting of land and building and improvements, acquired intangible assets, consisting of an in-place lease, and acquired intangible liabilities, consisting of a below-market lease, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2021 Acquisition during the six months ended June 30, 2021:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Greenwood Healthcare Facility	04/19/2021	100%	$25,048

The following table summarizes the Company's purchase price allocation of the 2021 Acquisition during the six months ended June 30, 2021 (amounts in thousands):

Total
Land	$1,603
Buildings and improvements	22,588
In-place leases	2,411
Total assets acquired	26,602
Below-market leases	(1,554)
Total liabilities acquired	(1,554)
Net assets acquired	$25,048
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $48,000 related to the 2021 Acquisition, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition costs is limited to 6.0% of the contract purchase price of a property, unless the Board determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition costs. During the six months ended June 30, 2021, acquisition costs did not exceed 6.0% of the contract purchase price of the 2021 Acquisition during such period.
Note 6—Acquired Intangible Assets, Net
Acquired intangible assets, net, excluding assets held for sale, consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2021	December 31, 2020
In-place leases, net of accumulated amortization of $56,506 and $47,312, respectively (with a weighted average remaining life of 10.1 years and 10.5 years, respectively)	$173,601	$182,340
Above-market leases, net of accumulated amortization of $3,521 and $2,554, respectively (with a weighted average remaining life of 9.4 years and 9.9 years, respectively)	14,594	15,561
	$188,195	$197,901
The aggregate weighted average remaining life of the acquired intangible assets was 10.0 years and 10.5 years as of June 30, 2021 and December 31, 2020, respectively.
Amortization of the acquired intangible assets was $5,499,000 and $5,493,000 for the three months ended June 30, 2021 and 2020, respectively, and $12,117,000 and $12,887,000 for the six months ended June 30, 2021 and 2020, respectively. Of the $12,117,000 recorded for the six months ended June 30, 2021, $1,120,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset. Of the $12,887,000 recorded for the six months ended June 30, 2020, $1,828,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset and one above-market lease intangible asset. Amortization of the in-place leases is included in depreciation and amortization and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 7—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, excluding liabilities held for sale, consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2021	December 31, 2020
Below-market leases, net of accumulated amortization of $3,763 and $3,122, respectively (with a weighted average remaining life of 9.9 years and 10.1 years, respectively)	$12,884	$11,971
Amortization of the below-market leases was $333,000 and $300,000 for three months ended June 30, 2021 and 2020, respectively, and $641,000 and $600,000 for the six months ended June 30, 2021 and 2020, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 8—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of June 30, 2021, excluding properties classified as discontinued operations, for the six months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2021	$75,378
2022	155,352
2023	157,855
2024	157,861
2025	153,721
Thereafter	1,058,581
Total (1) (2)	$1,758,748

(1)The total future rent amount of $1,758,748,000 includes approximately $16,313,000 in rent to be received in connection with one lease executed as of June 30, 2021, at one development property with an estimated lease commencement date of February 1, 2022.
(2)The total future rent amount of $1,758,748,000 excludes approximately $774,327,000 in rent to be derived from data center properties placed in discontinued operations as of June 30, 2021. All activities related to the Company's 29 data center properties previously reported as a part of the data centers segment have been classified as discontinued operations. On July 22, 2021, the Company completed the Data Center Sale. See Note 18—"Subsequent Events" for additional information.
Lessee
The Company has entered into various non-cancellable operating lease agreements for 17 ground leases, including two ground leases attributable to the data center properties and classified as discontinued operations, and one office lease related to the Company’s principal executive office in Tampa, Florida, or the Corporate Lease. Of the 17 ground operating leases entered into, four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases.
The Company has one non-cancellable ground lease agreement classified as a finance lease, as defined in ASC 842, Leases, related to a healthcare property. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
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
As of June 30, 2021, the Company's IBRs for its operating leases attributable to continuing operations were between 3.5% and 6.4%, with a weighted average IBR of 5.5%. The weighted average remaining lease term for the Company's operating leases attributable to continuing operations was 37.5 years and 38.0 years as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the Company's IBRs for its two operating ground leases attributable to the data center properties and classified as discontinued operations were 5.6% and 6.6%, respectively, with a weighted average IBR of 6.5%. The weighted average remaining lease term for the two operating ground leases attributable to the data center properties and classified as discontinued operations was 78.2 years and 78.7 years as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 42.9 years and 43.4 years as of June 30, 2021 and December 31, 2020, respectively.
The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable leases, as of June 30, 2021, for the six months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating		Finance
Six months ending December 31, 2021	$1,015		$68
2022	1,240		136
2023	1,196		136
2024	1,245		141
2025	1,246		143
Thereafter	66,354		6,584
Total undiscounted rental payments	72,296		7,208
Less imputed interest	(48,737)		(4,574)
Total lease liabilities	$23,559	(1)	$2,634

(1)The total operating leases liabilities of $23,559,000 excludes operating leases liabilities of $8,157,000 related to two operating ground leases attributable to the data center properties and classified as held for sale. On July 22, 2021, the Company completed the Data Center Sale. See Note 18—"Subsequent Events" for additional information.
The following table provides details of the Company's total lease costs and reimbursements for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Comprehensive Income (Loss)	2021	2020	2021	2020
Operating lease costs:
Ground lease costs	Rental expenses	$422	$422	$844	$844
Ground lease reimbursements (1)	Rental revenue	298	298	596	595
Ground lease costs (2)	Income from discontinued operations	169	220	389	440
Ground lease reimbursements (1),(2)	Income from discontinued operations	103	103	206	206
Corporate lease costs	General and administrative expenses	264	—	528	—
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$4	$—	$9	$—
Interest on lease liability	Interest and other expense, net	29	—	67	—

(1)The Company was reimbursed by tenants who sublease the ground leases.
(2)Amounts relate to lease costs and reimbursements attributable to two operating ground leases related to the Data Center Sale and classified as discontinued operations.
Note 9—Notes Receivable, Net
As of June 30, 2021, the Company had two notes receivable outstanding in the amount of $30,642,000 secured by real estate properties.
The following summarizes the notes receivable balances as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020	Interest Rate (1)	Maturity Date
Note receivable	$2,200	$2,700	6.0%	11/05/2021
Note receivable	28,442	28,562	8.0%	06/01/2022
Total notes receivable	$30,642	$31,262

(1)    As of June 30, 2021.

In connection with the sale on May 28, 2020, of the San Antonio Healthcare Facility II, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable is secured by a first mortgage lien on San Antonio Healthcare Facility II and matures on June 1, 2022, or the Maturity Date. The interest rate of the note receivable was 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and is 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments are interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest can be prepaid at any time without penalty or charge. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000, which is amortized ratably over the term of the note receivable. Amortization of the loan origination fee was $70,000 and $138,000 for the three and six months ended June 30, 2021, respectively, and $26,000 for the three and six months ended June 30, 2020, respectively, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). The Company recognized $519,000 and $1,009,000 for the three and six months ended June 30, 2021, respectively, and $185,000 for the three and six months ended June 30, 2020, respectively, of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income (loss). As of June 30, 2021, the Company had an unamortized loan origination fee in the amount of $256,000, which was recorded in notes receivable, net, in the accompanying condensed consolidated balance sheets. On July 14, 2021, the borrower repaid the total outstanding amount of $28,000,000 in principal and $87,000 in accrued interest on the note receivable.
In connection with a note receivable issued in the amount of $2,700,000, on November 5, 2020, the Company entered into an amended agreement with the borrower to, among other things, change the maturity date to November 5, 2021 (the maturity date was previously November 5, 2020), or earlier, as provided in the amended agreement. During the first quarter of 2021, in accordance with the amended note receivable agreement, the borrower paid and the Company recognized, an amendment fee in the amount of $50,000 and paid down $500,000 in principal outstanding on the note receivable. The note receivable is secured by: (i) a payment guaranty from a parent company to the borrower of the note receivable, and (ii) the equity interest in a healthcare real estate property that the Company believes has sufficient value to cover the note receivable if the Company exercises its rights to take possession of the asset.
Expected Credit Losses
As of June 30, 2021, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and the other the Company does not expect to incur a loss because it is secured by collateral that the Company believes has sufficient value to cover the note receivable in the event of a default by the borrower. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the three and six months ended June 30, 2021 and 2020, because the Company believed that the collateral for these loans was sufficient to cover its investment.
Note 10—Other Assets, Net
Other assets, net, excluding assets held for sale, consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $7,553 and $6,902, respectively	$1,052	$1,634
Leasing commissions, net of accumulated amortization of $88 and $58, respectively	812	845
Restricted cash	21,390	13,499
Tenant receivables	1,519	1,965
Straight-line rent receivable	49,513	42,732
Prepaid and other assets	3,177	3,994
Derivative assets	974	—
	$78,437	$64,669

Note 11—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, excluding liabilities held for sale, consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$10,492	$10,011
Accrued interest expense	3,160	3,257
Accrued property taxes	2,832	2,090
Accrued personnel costs	1,698	1,202
Distribution and servicing fees	1,840	3,128
Distributions payable to stockholders	8,900	9,117
Performance DSUs distributions payable	44	—
Tenant deposits	801	801
Deferred rental income	6,361	6,381
Deferred internalization transaction liability (1)	7,337	14,728
Derivative liabilities	11,639	17,231
	$55,104	$67,946

(1)Represents the assumed liability recorded at fair value, net of amortization of discount, as a part of the Internalization Transaction, which originally, per the agreement, was due and payable on March 31, 2022. As a result of the acceleration conditions outlined in the aforementioned agreement, this liability in the amount of $7,500,000, was paid on July 27, 2021. See Note 4—"Internalization Transaction" for additional information.
Note 12—Notes Payable and Credit Facility
The Company's debt outstanding as of June 30, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Notes payable:
Fixed rate notes payable	$45,194	$45,748
Variable rate notes payable fixed through interest rate swaps	100,698	101,579
Total notes payable, principal amount outstanding	145,892	147,327
Unamortized deferred financing costs related to notes payable	(487)	(682)
Total notes payable, net of deferred financing costs (1)	$145,405	$146,645
Credit facility:
Variable rate revolving line of credit	$153,000	$138,000
Variable rate term loans fixed through interest rate swaps	400,000	400,000
Variable rate term loans	400,000	400,000
Total credit facility, principal amount outstanding	953,000	938,000
Unamortized deferred financing costs related to the term loan credit facility	(5,021)	(5,900)
Total credit facility, net of deferred financing costs	947,979	932,100
Total debt outstanding	$1,093,384	$1,078,745

(1)As of June 30, 2021 and December 31, 2020, there were $304,375,000 and $304,972,000 of notes payable, net of deferred financing costs, respectively, related to data center properties classified as held for sale, which are included in liabilities held for sale, net, on the condensed consolidated balance sheets.
Significant debt activity during the six months ended June 30, 2021, and subsequently, excluding scheduled principal payments, includes:
•On April 19, 2021, the Company drew $15,000,000 on its credit facility related to a property acquisition. See Note 5—"Acquisitions" for additional information.

•On July 16, 2021, the Company repaid $30,000,000 on its credit facility primarily with proceeds from a note receivable that was repaid on July 14, 2021. Further, on July 20, 2021, the Company amended its credit facility. See Note 18—"Subsequent Events" for additional information.
•On July 22, 2021, in connection with the proceeds received from the Data Center Sale, the Company paid off all its notes payable (seven data center notes payable and five healthcare notes payable), with an outstanding principal balance of $450,806,000 ($305,161,000 outstanding principal balance on data center notes payable and $145,645,000 outstanding principal balance on healthcare notes payable) at the time of repayment. The outstanding principal balance on data center notes payable in the amount of $305,161,000 was required to be paid off in order to consummate the Data Center Sale, while the outstanding principal balance on healthcare notes payable in the amount of $145,645,000 was paid off at the Company's sole discretion.
•On July 22, 2021, the Company repaid $403,000,000 on its credit facility with proceeds from the Data Center Sale in order to reduce leverage and to position the Company for future growth. See Note 18—"Subsequent Events" for additional information.
In connection with the payoff of debt during the third quarter of 2021, the Company will recognize debt extinguishment costs, which include defeasance and other loan costs. Additionally, all unamortized debt issuance costs related to the debt repayment will be written off and recognized in loss on extinguishment of debt.
The principal payments due on the notes payable and credit facility, excluding properties classified as held for sale as of June 30, 2021, for the six months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2021(1)	$578,892
2024	520,000
$1,098,892

(1)    Of this amount, $145,892,000 relates to principal payments due on five healthcare notes payable and $433,000,000 relates to principal payments due on the credit facility that were repaid on July 16, 2021 and July 22, 2021. See Note 18—"Subsequent Events" for additional information.
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
Upon completion of the Internalization Transaction, the employees of an affiliate of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement. Additionally, the Company concluded that there were no preexisting relationships between the Former Advisor and the Company that had to be settled and accounted for as separate transactions from the Internalization Transaction.
Special Limited Partner Interest of Advisor
Prior to the closing of the Internalization Transaction, the Former Advisor, as the special limited partner of the Operating Partnership, was entitled to: (i) certain cash distributions upon the disposition of certain of the Operating Partnership’s assets; or (ii) a one-time payment in the form of cash, shares or promissory note or a combination of the forms of payment in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of the Company’s shares of common stock on a national stock exchange or certain events that result in the termination or non-renewal of the advisory agreement. The Former Advisor would only become entitled to the compensation after stockholders had, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual return on such invested capital.
The Former Advisor's special limited partnership interest in the Operating Partnership was redeemed and cancelled at the closing of the Internalization Transaction and the Former Advisor did not receive any compensation as a special limited partner of the Operating Partnership.

Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid SC Distributors, LLC, an affiliate of the Former Advisor that served as the dealer manager of the Offerings, or the Dealer Manager, selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T and Class T2 shares of common stock that were sold in the Initial Offering (primary Offering only) and the Offering. Distribution and servicing fees are recorded in the accompanying condensed consolidated statements of stockholders' equity as an adjustment to equity. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company.
Acquisition Fees and Expenses
Prior to entering into the Purchase Agreement for the Internalization Transaction on July 28, 2020, the Company paid to the Former Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to loans and similar assets (including without limitation mezzanine loans).
Prior to the closing of the Internalization Transaction, the Company reimbursed the Former Advisor for acquisition expenses incurred in connection with the selection and acquisition of properties or real estate-related investments (including expenses relating to potential investments that the Company did not close), such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on properties not acquired, travel and communication expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. The Company reimbursed the Former Advisor expenses of approximately 0.01% of the aggregate purchase price of all properties acquired.
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
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, prior to the closing of the Internalization Transaction, the Company paid Carter Validus Real Estate Management Services II, LLC, a wholly-owned subsidiary of the Former Sponsor, or the Former Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimbursed the Former Property Manager and its affiliates for property-level expenses that were paid or incurred on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Former Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also served as one of its executive officers. For certain properties the Former Property Manager and its affiliates subcontracted the performance of their duties to third parties and paid all or a portion of the property management fee to the third parties with whom they contracted for those services. When the Company contracted directly with third parties for such services, it paid third parties customary market fees and paid the Former Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event did the Company pay the Former Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Historically, property management fees were recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

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

The following table details amounts incurred in connection with the Company's related-party transactions as described above for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

		Incurred
		Three Months Ended June 30,		Six Months Ended June 30,
Fee	Entity	2021	2020	2021	2020
Distribution and servicing fees(1)(2)	SC Distributors, LLC	$—	$(26)	$—	$(59)
Acquisition fees and costs (2)	Carter Validus Advisors II, LLC and its affiliates	—	—	—	97
Asset management fees (3)	Carter Validus Advisors II, LLC and its affiliates	—	5,969	—	11,925
Operating expense reimbursement (4)	Carter Validus Advisors II, LLC and its affiliates	—	1,386	—	2,664
Property management fees (5)	Carter Validus Real Estate Management Services II, LLC	—	1,792	—	3,588
Leasing commission fees (6)	Carter Validus Real Estate Management Services II, LLC	—	244	—	483
Construction management fees (7)	Carter Validus Real Estate Management Services II, LLC	—	162	—	338
Disposition fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	350	—	350
Loan origination fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	560	—	560
Total		$—	$10,437	$—	$19,946

(1)     Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company. Refer to Note 11—"Accounts Payable and Other Liabilities" for the outstanding balance on distribution and servicing fees owed by the Company to the Dealer Manager.
(2)     For the three and six months ended June 30, 2020, the entire amount is attributable to continuing operations.
(3)     For the three months ended June 30, 2020, $4,198,000 is attributable to continuing operations and $1,771,000 is attributable to discontinued operations. For the six months ended June 30, 2020, $8,386,000 is attributable to continuing operations and $3,539,000 is attributable to discontinued operations.
(4)     For the three months ended June 30, 2020, $1,189,000 is attributable to continuing operations and $197,000 is attributable to discontinued operations. For the six months ended June 30, 2020, $2,258,000 is attributable to continuing operations and $406,000 is attributable to discontinued operations.
(5)     For the three months ended June 30, 2020, $1,096,000 is attributable to continuing operations and $696,000 is attributable to discontinued operations. For the six months ended June 30, 2020, $2,194,000 is attributable to continuing operations and $1,394,000 is attributable to discontinued operations.
(6)     For the three months ended June 30, 2020, the entire amount is attributable to continuing operations. For the six months ended June 30, 2020, $463,000 is attributable to continuing operations and $20,000 is attributable to discontinued operations.
(7)     For the three months ended June 30, 2020, $154,000 is attributable to continuing operations and $8,000 is attributable to discontinued operations. For the six months ended June 30, 2020, $292,000 is attributable to continuing operations and $46,000 is attributable to discontinued operations.
Note 14—Fair Value
Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $45,194,000 and $47,488,000 as of June 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $45,194,000 and $45,748,000 as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $100,698,000 and $101,430,000 as of June 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $100,698,000 and $101,579,000 as of June 30, 2021 and December 31, 2020, respectively.
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $551,748,000 and $536,329,000 as of June 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $553,000,000 and $538,000,000 as of June 30, 2021 and December 31, 2020, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $395,825,000 and $398,563,000 as of June 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $400,000,000 and $400,000,000 as of June 30, 2021 and December 31, 2020, respectively.

The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its respective financial institutions.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $30,200,000 and $30,700,000 approximated the fair value as of June 30, 2021 and December 31, 2020, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 15—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets (1)	$—	$974	$—	$974
Total assets at fair value	$—	$974	$—	$974
Liabilities:
Derivative liabilities (2)	$—	$13,784	$—	$13,784
Total liabilities at fair value	$—	$13,784	$—	$13,784

	December 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities (3)	$—	$20,444	$—	$20,444
Total liabilities at fair value	$—	$20,444	$—	$20,444

(1)     Entire amount attributable to continuing operations.
(2)     Of this amount, $11,639,000 is attributable to continuing operations and $2,145,000 is attributable to discontinued operations.
(3)     Of this amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets.

Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property that was experiencing financial difficulty, vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach a mutual agreement. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021, the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000, which was included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss) in the first quarter of 2021.
During the second quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. The tenant of the property was experiencing financial difficulty and vacated the space in March 2021. Subsequently, during the second quarter the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. The Company utilized a market approach, using comparable properties, to estimate the fair value of the property. As a result, the carrying value of the property was reduced to its estimated fair value of $5,957,000, resulting in an impairment charge of $2,894,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss).
Additionally, during the second quarter of 2021, real estate assets related to another healthcare property were determined to be impaired. The last of the three tenants that occupied the building terminated its lease agreement and vacated the space on July 12, 2021. Subsequently, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $22,311,000, resulting in an impairment charge of $3,608,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss).
During the six months ended June 30, 2021, the fair values of the Company's impaired real estate assets were determined based on market approach models using comparable properties adjusted for differences in characteristics to estimate the fair value and classified within Level 2 of the fair value hierarchy.
During the three and six months ended June 30, 2020, no impairment losses were recorded on real estate assets.
The following tables show the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of June 30, 2021 and March 31, 2021 (amounts in thousands):

	June 30, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses
Real estate assets	$—	$28,268	$—	$28,268	$6,502

	March 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses
Real estate assets	$—	$17,145	$—	$17,145	$10,423
Goodwill—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, the Company recorded $240,000 of goodwill impairment. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income (loss). Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales. The Company determined that its valuation using a market approach model is classified within Level 2 of the fair value hierarchy. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
During the second quarter of 2021, the Company recorded $431,000 of goodwill impairment on two reporting units. Impairment loss on goodwill represented the carrying value of each reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit and is recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income (loss). Fair value of each reporting unit was determined based on a market approach model. The Company determined that its valuation using a market approach model is classified within Level 2 of the fair value hierarchy. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
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
In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $8,546,000 will be reclassified from accumulated other comprehensive loss as a decrease to earnings.
See Note 14—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2021			December 31, 2020
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount (5)	Fair Value of
					Assets (3)	(Liability) (4)		(Liability) (6)

Interest rate swaps	(1)	11/01/2016 to 07/01/2020	10/28/2021 to 12/31/2024	$633,372	$974	$(13,784)	$635,007	$(20,444)

(1)     Derivative assets attributable to continuing operations are reported in other assets, net, on the condensed consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets.
(2)     Of this amount, $500,698,000 is attributable to continuing operations and $132,674,000 is attributable to discontinued operations.
(3)     Entire amount is attributable to continuing operations.
(4)     Of this amount, $11,639,000 is attributable to continuing operations and $2,145,000 is attributable to discontinued operations.
(5)     Of this amount, $501,579,000 is attributable to continuing operations and $133,428,000 is attributable to discontinued operations.
(6)     Of this amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
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
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Total Amount of Line Item in Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2021
Interest rate swaps - continuing operations	$(572)	Interest and other expense, net	$(1,836)	$9,534
Interest rate swaps - discontinued operations	(47)	Income from discontinued operations	(558)	16,305
Total	$(619)		$(2,394)
Three Months Ended June 30, 2020
Interest rate swaps - continuing operations	$(2,885)	Interest and other expense, net	$(1,691)	$10,809
Interest rate swaps - discontinued operations	(376)	Income from discontinued operations	(430)	6,772
Total	$(3,261)		$(2,121)
Six Months Ended June 30, 2021
Interest rate swaps - continuing operations	$2,808	Interest and other expense, net	$(3,691)	$18,298
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,105)	24,253
Total	$2,771		$(4,796)
Six Months Ended June 30, 2020
Interest rate swaps - continuing operations	$(19,965)	Interest and other expense, net	$(1,902)	$22,732
Interest rate swaps - discontinued operations	(3,889)	Income from discontinued operations	(478)	13,755
Total	$(23,854)		$(2,380)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2021, the fair value of derivatives in a net liability position was $14,478,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of June 30, 2021, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2021 and December 31, 2020 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2021 (1)	$974	$—	$974	$(413)	$—	$561

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2021 (2)	$13,784	$—	$13,784	$(413)	$—	$13,371
December 31, 2020 (3)	$20,444	$—	$20,444	$—	$—	$20,444

(1)     Entire amount is attributable to continuing operations.
(2)     Of this net amount, $11,226,000 is attributable to continuing operations and $2,145,000 is attributable to discontinued operations.
(3)     Of this net amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
The Company reports derivative assets attributable to continuing operations in the accompanying condensed consolidated balance sheets as other assets, net. The Company reports derivative liabilities attributable to continuing operations and discontinued operations in the accompanying condensed consolidated balance sheets as accounts payable and other liabilities and liabilities held for sale, net, respectively.
Note 16—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss by component for the six months ended June 30, 2021 and 2020 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	2,771
Amount of loss reclassified from accumulated other comprehensive loss to net income	4,796
Other comprehensive income	7,567
Balance as of June 30, 2021	$(12,877)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(23,854)
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,380
Other comprehensive loss	(21,474)
Balance as of June 30, 2020	$(26,178)

The following table presents reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended June 30,
	2021	2020
Interest rate swap contracts - continuing operations	$3,691	$1,902	Interest and other expense, net
Interest rate swap contracts - discontinued operations	1,105	478	Income from discontinued operations
Interest rate swap contracts	$4,796	$2,380
Note 17—Commitments and Contingencies
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2021, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Disposition of Data Center Properties
On July 22, 2021, the Company completed the Data Center Sale, resulting in a gain, for an aggregate sale price of $1,320,000,000, and generated proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date.
Amendments to Credit Facility Agreements
On July 20, 2021, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association, or KeyBank, and the other lenders listed as lenders in the Company's credit agreement and term loan agreement, entered into third amendments to such agreements to allow for the making of the special distribution. In particular, the third amendments: (i) exclude the special distribution from the distributions limitation of 95% of Funds From Operations when added to the distributions paid in any four consecutive calendar quarters; (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events; and (iii) incorporate language regarding erroneous payments, protecting KeyBank, as Administrative Agent, in the event an erroneous payment is made to the other lenders listed as lenders in our credit agreement and term loan agreement.
Special Cash Distribution
The Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on July 1, 2021, for the period from June 1, 2021 through June 30, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
July 1, 2021	Class A	$5,379	$1,520	$6,899
July 1, 2021	Class I	323	206	529
July 1, 2021	Class T	709	646	1,355
July 1, 2021	Class T2	56	61	117
		$6,467	$2,433	$8,900

The following table summarizes the Company's distributions paid to stockholders on August 2, 2021, for the period from July 1, 2021 through July 31, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
August 2, 2021	Class A	$5,574	$1,564	$7,138
August 2, 2021	Class I	340	207	547
August 2, 2021	Class T	736	667	1,403
August 2, 2021	Class T2	58	62	120
		$6,708	$2,500	$9,208
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to June 30, 2021:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
July 20, 2021	Class A	$0.001095890	$0.40
July 20, 2021	Class I	$0.001095890	$0.40
July 20, 2021	Class T	$0.000871233	$0.32
July 20, 2021	Class T2	$0.000871233	$0.32

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
August 5, 2021	Class A	$0.001095890	$0.40
August 5, 2021	Class I	$0.001095890	$0.40
August 5, 2021	Class T	$0.000871233	$0.32
August 5, 2021	Class T2	$0.000871233	$0.32

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on August 1, 2021 and ending on August 31, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in August 2021 will be paid in September 2021. The distributions will be payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on September 1, 2021 and ending on September 30, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in September 2021 will be paid in October 2021. The distributions will be payable to stockholders from legally available funds therefor.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, pro forma financial information and statements about our operations after the Internalization Transaction, the ongoing impact of the COVID-19 pandemic on our operations, financial reporting and internal and disclosure controls and procedures, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, plans, leases, dividends, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
During the three months ended June 30, 2021, our board of directors, or the Board, made a determination to sell our data center assets. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a Purchase and Sale Agreement, or the PSA, for the sale of up to 29 data center properties owned by us. See Note 3—"Discontinued Operations" to this Quarterly Report on Form 10-Q for further discussion. The Board's determination to sell the data center assets, as well as the PSA execution, represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, the assets and liabilities related to the data center properties are separately classified on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, as assets held for sale, net, and liabilities held for sale, net, and their operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, we had purchased 156 healthcare and data center properties (127 healthcare properties and 29 data center properties), inclusive of 60 properties acquired in the merger with Carter Validus Mission Critical REIT, Inc., or REIT I, whereby REIT I merged with and into one of our wholly-owned subsidiaries, or REIT Merger, composed of approximately 8,886,000 of rentable square feet for an aggregate purchase price of approximately $3,252.8 million, including capital expenditures on development properties placed into service. Since inception through June 30, 2021, we sold two healthcare properties and a portion of another healthcare property, composed of approximately 290,000 rentable square feet, for an aggregate sale price of $61.1 million and generated net proceeds of $31.4 million. The sales occurred during the fourth quarter of 2020, second quarter of 2020 and the fourth quarter of 2019.
As of June 30, 2021, we owned 154 real estate properties, including 29 real estate properties classified as discontinued operations, in two micropolitan statistical areas and 68 metropolitan statistical areas, or MSAs.
On July 22, 2021, we completed the sale of all 29 of our data center properties, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date. Additionally, we repaid approximately $853,806,000 in property and corporate level principal debt at the time of closing, including $403,000,000 on our credit facility. The outstanding principal balance on data center notes payable in the amount of $305,161,000 was required to be paid off in order to consummate the Data Center Sale. The outstanding principal balance on healthcare notes payable in the amount of $145,645,000 was paid off at our sole discretion in order to reduce leverage and with a goal to position us for future growth. See Note 18—"Subsequent Events" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information.
In connection with the Data Center Sale, the Board declared a special cash distribution of $1.75 per share for the Company's Class A, Class I, Class T and Class T2 shares. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
On July 20, 2021, the Board, at the recommendation of our audit committee, approved the estimated per share net asset value, or Estimated Per Share NAV, calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the new Estimated Per Share NAV is $8.20. We intend to publish an updated Estimated Per Share NAV on at least an annual basis.
The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in the Initial Offering and the Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was declared by the Board after consultation with management and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. Refer to the Company's Current Report on Form 8-K/A, filed on July 23, 2021, and incorporated herein by reference for details.
On July 20, 2021, the Board approved and authorized a new daily distribution rate for stockholders of record as of the close of business on each day of the period commencing August 1, 2021 and ending on August 31, 2021 for each class of common stock. For Class A and Class I stockholders, the annualized rate is $0.40 per share and for Class T and T2 stockholders, the annualized rate is $0.32 per share. See Note 18—"Subsequent Events" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information.
On April 15, 2021, the Board increased in size from five to six directors and appointed Adrienne Kirby as director to fill the newly created vacancy, effective immediately. The Board determined that Ms. Kirby is an independent director. With the election of Ms. Kirby, the Board now consists of six members, five of whom are independent directors. In addition, the Board appointed Ms. Kirby to serve on the audit committee and the nominating and corporate governance committee of the Board. As an independent director and member of the audit committee and nominating and corporate governance committee, Ms. Kirby receives the same compensation and reimbursement of expenses that we pay to each of our independent directors and audit committee and nominating and corporate governance committee members.
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of June 30, 2021, we had accepted investors’ subscriptions for and issued approximately 152,944,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,482,501,000, before share repurchases of $121,034,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,618,000.
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
Over the past year, we were faced with the economic and social impact of the pandemic and increasing demands for racial and gender equality and actions addressing climate change. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create an inclusive work environment that values the uniqueness of each individual, their ideas and experiences. We encourage diversity in our talent pool, noting that approximately 50% of our senior-level positions are held by women. Taking aim at climate concerns and employees' desire for workplace flexibility, we established a hybrid workplace model. This arrangement provides more flexibility for our employees through the use of collaborative remote technologies and results in a positive impact to the environment through the reduction in commuter transportation by approximately 65% and a corresponding reduction in harmful emissions from vehicles. Additionally, effective January 2022, we will lease Class A Office space in a newly constructed building that is intended to deliver a restorative professional environment that cultivates productivity, collaboration, betterment, and balance. The neighborhood in which the new office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so globally. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. Once the building is fully operational, it expects to achieve the WELL Building designation as well as it is tracking for LEED Silver Certification.
COVID-19 Updates
While the global economy appears to be entering a recovery and operating conditions appear to be improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. We continue to successfully maintain our operations, financial reporting and internal and disclosure controls and procedures. If the global pandemic takes a downturn, we do not anticipate that our hybrid or full remote (if necessary) work environment will have an adverse material impact on our internal controls over financial reporting.
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

Segment Reporting
In accordance with the definition of discontinued operations, our decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result of the Data Center Sale, we no longer have our data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020. See Note 2—"Summary of Significant Accounting Policies" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our healthcare reporting segment. We report our financial performance based on one reporting segment—commercial real estate investments in healthcare. As of June 30, 2021 and December 31, 2020, 100% of our consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. Our chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2020 Annual Report on Form 10-K. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement, which were previously incurred while we were externally managed. Now and going forward we will incur additional payroll and overhead related costs. We expect our future operating results will be influenced by the impact of the Internalization Transaction. See Note 4—"Internalization Transaction" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for additional information.
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of June 30, 2021, our operating healthcare real estate properties were 96% leased.
Results of Operations
During the three months ended June 30, 2021, the Board made a determination to sell our data center assets. Consistent with the decision, on July 22, 2021, we completed the Data Center Sale for an aggregate sale price of $1,320,000,000. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented and qualifies as discontinued operations. The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Number of operating real estate properties (1)	124	121
Leased square feet	5,095,000	4,936,000
Weighted average percentage of rentable square feet leased	96%	93%

(1)As of June 30, 2021, we owned 125 operating healthcare real estate properties, one of which was under construction. As of June 30, 2021, we had two vacant real estate properties that are currently being marketed for sale or re-tenanting. Subsequent to June 30, 2021, a tenant of an additional healthcare property vacated its space. We are currently marketing the property for sale or re-tenanting. As of June 30, 2020, we owned 123 operating healthcare real estate properties, two of which were under construction.

The following table summarizes our healthcare real estate activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating real estate properties acquired	1	—	1	1
Operating real estate properties disposed	—	1	—	1
Operating real estate properties placed into service	—	—	1	—
Aggregate purchase price of operating real estate properties acquired	$25,048,000	$—	$25,048,000	$5,030,000
Aggregate cost of operating real estate properties placed into service	$—	$—	$22,140,000	$—
Net book value of properties disposed	$—	$31,982,000	$—	$31,982,000
Leased square feet of operating real estate property additions	54,000	—	115,000	15,000
Leased square feet of operating real estate property dispositions	—	82,000	—	82,000
This section describes and compares our results of operations for the three and six months ended June 30, 2021 and 2020. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table represents the breakdown of total rental revenue for the three months ended June 30, 2021 and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP, but allows investors and management with other useful metrics to evaluate our performance.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Same store rental revenue	$39,769	$38,505	$1,264	3.3%
Non-same store rental revenue	1,394	303	1,091	360.1%
Same store tenant reimbursements	2,225	1,938	287	14.8%
Non-same store tenant reimbursements	357	984	(627)	(63.7)%
Other operating income	2	1	1	100.0%
Total rental revenue	$43,747	$41,731	$2,016	4.8%
•Same store rental revenue increased primarily due to lease termination income received from two tenants at two healthcare properties during the three months ended June 30, 2021.
•Same store tenant reimbursements increased due to an increase in reimbursable repair and maintenance expenses incurred at one healthcare property.
•Non-same store rental revenue and tenant reimbursements increased due to the acquisition of two operating properties and placement of two development properties in service since April 1, 2020, partially offset by a decrease in non-same store rental revenue and tenant reimbursements due to the sale of two operating properties since April 1, 2020.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Same store rental expenses	$2,872	$3,715	$(843)	(22.7)%
Non-same store rental expenses	403	180	223	123.9%
General and administrative expenses	6,639	3,188	3,451	108.2%
Internalization transaction expenses	—	911	(911)	(100.0)%
Asset management fees	—	4,198	(4,198)	(100.0)%
Depreciation and amortization	17,615	17,110	505	3.0%
Impairment loss on real estate	6,502	—	6,502	100.0%
Impairment loss on goodwill	431	—	431	100.0%
Total expenses	$34,462	$29,302	$5,160	17.6%
Gain on real estate disposition	$—	$2,703	$(2,703)	(100.0)%
•Same store rental expenses decreased primarily due to a decrease in property management fees, partially offset by an increase in reimbursable repair and maintenance expenses incurred at one healthcare property. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•Non-same store rental expenses increased due to the acquisition of two operating properties and placement of two development properties in service since April 1, 2020, partially offset by a decrease in non-same store rental expenses due to the sale of two operating properties since April 1, 2020.
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
•Internalization transaction expenses, which consisted primarily of legal fees, as well as fees for other professional and financial advisors, decreased as a result of the Internalization Transaction closing in 2020.
•Asset management fees decreased as a result of the Internalization Transaction. Effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Impairment loss on real estate and impairment loss on goodwill increased due to impairments recorded in the amounts of $6.5 million and $0.4 million, respectively, related to two healthcare properties.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$1,836	$1,804	$32	1.8%
Interest on credit facility	7,250	8,516	(1,266)	(14.9)%
Interest on finance lease	29	—	29	100.0%
Amortization of deferred financing costs	878	814	64	7.9%
Amortization of discount of deferred liability	55	—	55	100.0%
Notes receivable interest income	(519)	(185)	(334)	180.5%
Amortization of origination fee	70	26	44	169.2%
Cash deposits interest	(6)	(60)	54	(90.0)%
Capitalized interest	(59)	(106)	47	(44.3)%
Total interest and other expense, net	$9,534	$10,809	$(1,275)	(11.8)%
Income from discontinued operations	$16,305	$6,772	$9,533	140.8%
•Interest on credit facility decreased due to a decrease in LIBOR interest rates and in the outstanding principal balance on our credit facility.
•Notes receivable interest income and amortization of origination fee increased due to the origination of a $28.0 million note receivable on May 28, 2020.
•Income from discontinued operations, which includes revenue, operating expenses and interest expense of the data center properties, increased primarily due to a $7.0 million lease termination fee received from a former tenant on April 23, 2021. On April 22, 2021, we entered into a settlement agreement with the tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The tenant stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant surrendered the space on June 20, 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table represents the breakdown of total rental revenue for the six months ended June 30, 2021 and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Same store rental revenue	$79,184	$77,450	$1,734	2.2%
Non-same store rental revenue	2,012	787	1,225	155.7%
Same store tenant reimbursements	4,440	3,931	509	12.9%
Non-same store tenant reimbursements	531	988	(457)	(46.3)%
Other operating income	2	1	1	100.0%
Total rental revenue	$86,169	$83,157	$3,012	3.6%
•Same store rental revenue increased primarily due to lease termination income received from two tenants at two healthcare properties during the six months ended June 30, 2021.
•Same store tenant reimbursements increased due to an increase in reimbursable repair and maintenance expenses incurred at one healthcare property.
•Non-same store rental revenue and tenant reimbursements increased due to the acquisition of three operating properties and placement of two development properties in service since January 1, 2020, partially offset by a decrease in non-same store rental revenue and tenant reimbursements due to the sale of two operating properties since January 1, 2020.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Same store rental expenses	$5,845	$7,403	$(1,558)	(21.0)%
Non-same store rental expenses	644	831	(187)	(22.5)%
General and administrative expenses	13,262	6,382	6,880	107.8%
Internalization transaction expenses	—	1,405	(1,405)	(100.0)%
Asset management fees	—	8,386	(8,386)	(100.0)%
Depreciation and amortization	35,839	35,712	127	0.4%
Impairment loss on real estate	16,925	—	16,925	100.0%
Impairment loss on goodwill	671	—	671	100.0%
Total expenses	$73,186	$60,119	$13,067	21.7%
Gain on real estate disposition	$—	$2,703	$(2,703)	(100.0)%
•Same store rental expenses decreased primarily due to a decrease in property management fees, partially offset by an increase in reimbursable repair and maintenance expenses incurred at one healthcare property. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•Non-same store rental expenses decreased due to the sale of two operating properties since January 1, 2020, partially offset by an increase due to the acquisition of three operating properties and placement of two development properties in service since January 1, 2020.
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
•Internalization transaction expenses, which consisted primarily of legal fees, as well as fees for other professional and financial advisors, decreased as a result of the Internalization Transaction closing in 2020.
•Asset management fees decreased as a result of the Internalization Transaction. Effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Impairment loss on real estate and impairment loss on goodwill increased due to impairments recorded in the amounts of $16.9 million and $0.7 million, respectively, related to three healthcare properties.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$3,655	$3,588	$67	1.9%
Interest on credit facility	14,454	18,053	(3,599)	(19.9)%
Interest on finance lease	67	—	67	100.0%
Amortization of deferred financing costs	1,740	1,627	113	6.9%
Amortization of discount of deferred liability	109	—	109	100.0%
Notes receivable interest income	(1,009)	(185)	(824)	445.4%
Amortization of origination fee	138	26	112	430.8%
Other income	(652)	—	(652)	100.0%
Cash deposits interest	(10)	(151)	141	(93.4)%
Capitalized interest	(194)	(226)	32	(14.2)%
Total interest and other expense, net	$18,298	$22,732	$(4,434)	(19.5)%
Income from discontinued operations	$24,253	$13,755	$10,498	76.3%
•Interest on credit facility decreased due to a decrease in LIBOR interest rates and in the outstanding principal balance on our credit facility.
•Notes receivable interest income and amortization of origination fee increased due to the origination of a $28.0 million note receivable on May 28, 2020.
•Other income increased primarily due to property management, leasing and asset management services we provided to a third-party in order to manage certain of their properties. Prior to the Internalization Transaction, our Former Advisor received fees for these services.
•Income from discontinued operations, which includes revenue, operating expenses and interest expense of the data center properties, increased primarily due to a $7.0 million lease termination fee received from a former tenant on April 23, 2021. On April 22, 2021, we entered into a settlement agreement with the tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The tenant stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant surrendered the space on June 20, 2021.
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
As discussed above, effective September 30, 2020, we no longer pay acquisition, asset and property management fees, which we previously incurred while we were externally advised. However, now and going forward we will incur additional payroll and overhead costs. In general, we anticipate various benefits from the Internalization Transaction, including cost savings, continuity of management and further alignment of interests between management and our stockholders, as well as a potential benefit for ultimate liquidity given the preference for internal management structure in traded equity REITs.

Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP, borrowings on our credit facility, as well as borrowings from banks and other lenders.
On July 22, 2021, we completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,290,557,000, after transaction costs and other pro-rations, excluding defeasance and loan costs, subject to additional transaction costs paid subsequent to the closing date. We paid down our credit facility in the amount of $403,000,000 and repaid all our notes payable (seven data center notes payable and five healthcare notes payable) prior to their maturity for approximately $450,806,000 ($305,161,000 on data center notes payable and $145,645,000 on healthcare notes payable), plus accrued interest and other loan costs, using the proceeds from the dispositions. We believe the material reduction in debt puts us in a strategic position with a flexible balance sheet to use the liquidity available to continue to grow and further diversify our healthcare properties portfolio.
The Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
In connection with the Data Center Sale, on July 27, 2021, we paid the Former Advisor $7,500,000 Internalization Transaction deferred cash consideration per the purchase agreement's acceleration provisions. Originally, per the agreement, $7,500,000 was due and payable on March 31, 2022.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for costs to acquire additional real estate properties, interest and principal payments on current and future debt financing, long-term capital investment demands for our real estate properties and our distributions necessary to maintain our REIT status.
We currently expect to meet our long-term liquidity requirements through proceeds from cash flow from operations and borrowings on our credit facility.
We currently expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Material Cash Requirements
With the proceeds generated from the Data Center Sale on July 22, 2021, in the amount of $1,290.6 million, we paid down approximately $853.8 million in debt, plus accrued interest and other loan costs, which included the extinguishment of all property level mortgages, as well as a portion of our term loans and all of the outstanding principal balance of the revolver of our credit facility. After the debt paydown, we have a $520.0 million term loan outstanding on our credit facility, which matures on December 31, 2024. Additionally, on July 27, 2021, we paid the Former Advisor $7.5 million Internalization Transaction deferred cash consideration per the purchase agreement's acceleration provisions.
We expect to require approximately $39.1 million in cash over the next twelve months, of which $17.9 million will be required for the payment of estimated interest on our outstanding debt and approximately $21.2 million will be required to fund capital improvement expenditures on our healthcare properties, including one development project that we expect to complete in January 2022. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of June 30, 2021, we had approximately $47.9 million in cash and cash equivalents and $2.6 million of restricted cash in escrow reserve accounts for capital improvement expenditures. For the six months ended June 30, 2021, we paid capital expenditures of $14.7 million that primarily related to one data center property and three healthcare properties.

As of June 30, 2021, we had material obligations beyond 12 months in the amount of approximately $646.0 million, inclusive of $559.2 million related to principal and estimated interest on our outstanding debt, $9.1 million related to capital improvement expenditures on our healthcare properties and $77.7 million related to ground lease payments.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2021, we had $451.2 million in aggregate of notes payable principal outstanding and $953.0 million of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of June 30, 2021, we were in compliance with all such covenants and requirements on our notes payable and our credit facility. On July 22, 2021, in connection with the Data Center Sale, we paid down our credit facility in the amount of $403.0 million and repaid all our notes payable (seven data center notes payable and five healthcare notes payable) prior to their maturity for approximately $450.8 million ($305.2 million on data center notes payable and $145.6 million on healthcare notes payable), plus accrued interest, defeasance and other loan costs, using the proceeds from the dispositions.
As of June 30, 2021, the aggregate notional amount under our derivative instruments was $633.4 million. We have agreements with each derivative counterparty that contain cross-default provisions, if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of June 30, 2021, we were in compliance with all such cross-default provisions. In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps.
Credit Facility
As of June 30, 2021, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $780,000,000, consisting of a $500,000,000 revolving line of credit, with a maturity date of April 27, 2022, subject to our right for a 12-month extension period and a $280,000,000 term loan, with a maturity date of April 27, 2023. On July 22, 2021, in connection with the Data Center Sale, we paid off the $280,000,000 term loan, terminating those commitments.
As of June 30, 2021, the maximum commitments available under our senior unsecured term loan with KeyBank as Administrative Agent for the lenders, or the Term Loan, were $520,000,000, with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
During the six months ended June 30, 2021, we drew $15,000,000 on our credit facility related to a healthcare property acquisition and we added the healthcare property to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $13,750,000.
As of June 30, 2021, we had a total pool availability under our credit facility of $1,146,499,000 and an aggregate outstanding principal balance of $953,000,000; therefore, $193,499,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of June 30, 2021.
On May 18, 2021, we, our Operating Partnership, certain of our subsidiaries, KeyBank, and the other lenders listed as lenders in the credit agreement and term loan agreement, entered into a consent letter for the credit agreement and a consent letter for the term loan agreement allowing for us to sell all of our data center properties, notwithstanding a limitation on the sale of assets exceeding 30% of the gross value of the assets in one transaction or a series of transactions during any four consecutive fiscal quarters. The consent letters also provided conditional approval for a one-time special distribution, subsequent to entering into a formal amendment to our credit agreement and term loan agreement and providing calculations supporting the financial conditions required.
On July 20, 2021, we, our Operating Partnership, certain of our subsidiaries, KeyBank, and the other lenders listed as lenders in our credit agreement and term loan agreement, entered into third amendments to such agreements to allow for the making of the special distribution. In particular, the third amendments: (i) exclude the special distribution from the distributions limitation of 95% of Funds From Operations, or FFO, when added to the distributions paid in any four consecutive calendar quarters; (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events; and (iii) incorporate language regarding erroneous payments, protecting KeyBank, as Administrative Agent, in the event an erroneous payment is made to the other lenders listed as lenders in our credit agreement and term loan agreement.
On July 16, 2021, we repaid $30,000,000 on our credit facility revolver with proceeds primarily from a note receivable in the amount of $28,087,000, consisting of principal and accrued interest. The note receivable was repaid on July 14, 2021.

On July 22, 2021, we removed 21 data center properties from the pool availability of our credit facility due to the Data Center Sale. As a result of removing the properties from the pool availability of our credit facility, the total pool availability decreased by approximately $244,636,000.
On July 22, 2021, we repaid $403,000,000 on our credit facility, including the term loan portion of the KeyBank Credit Facility in the amount of $280,000,000, with proceeds from the Data Center Sale.
Upon completion of the Data Center Sale, the maximum commitments available under the KeyBank Credit Facility (including the Term Loan) are $1,020,000,000. Generally, the proceeds of loans made under our credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
Notes Payable
For a discussion of our notes payable, see Note 12—"Notes Payable and Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q. On July 22, 2021, we paid off all our notes payable (seven data center notes payable and five healthcare notes payable), with an outstanding principal balance of $450,806,000 ($305,161,000 outstanding principal balance on data center notes payable and $145,645,000 outstanding principal balance on healthcare notes payable) at the time of repayment, in connection with the proceeds received from the Data Center Sale. See Note 18—"Subsequent Events" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Net cash provided by operating activities	$81,119	$55,740	$25,379	45.5%
Net cash used in investing activities	$46,791	$12,537	$34,254	273.2%
Net cash used in financing activities	$31,690	$35,969	$(4,279)	(11.9)%
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of three operating properties and placement of two development properties in service since January 1, 2020, lease termination fees received from three tenants at three properties, not incurring internalization transaction expenses, as well as the result of not paying asset management and property management fees to the former advisor due to the Internalization Transaction. The increase was offset by an increase in general and administrative expenses paid as a result of the Internalization Transaction.
Investing Activities
•Net cash used in investing activities increased primarily due to the increase in acquisition of real estate properties, an increase in capital projects, which included one development property and one operating property that was placed in service during the six months ended June 30, 2021, consideration paid for the Internalization Transaction, and a decrease in proceeds from a real estate property disposition in 2020, offset by an increase in repayments of notes receivable.
Financing Activities
•Net cash used in financing activities decreased primarily due to a decrease in repurchases of our common stock and a decrease in net proceeds from the credit facility. On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on us, the Board decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we continue to process repurchases due to death or involuntary exigent circumstance in accordance with the terms of our A&R SRP.

Distributions to Stockholders
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. The Board must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.
The following table shows the sources of distributions paid during the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended June 30,
	2021		2020
Distributions paid in cash - common stockholders	$38,955		$38,065
Distributions reinvested (shares issued)	14,833		15,442
Total distributions	$53,788		$53,507
Source of distributions:
Cash flows provided by operations (1)	$38,955	72%	$38,065	71%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	14,833	28%	15,442	29%
Total sources	$53,788	100%	$53,507	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of June 30, 2021, were approximately $8.9 million for common stockholders. These distributions were paid on July 1, 2021.
For the six months ended June 30, 2021, we declared and paid distributions of approximately $53.8 million to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the six months ended June 30, 2021, of approximately $83.4 million and $77.5 million, respectively.
The Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
The payment of distributions from sources other than FFO and AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2021, see Note 18—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Related-Party Transactions and Arrangements
Prior to the completion of the Internalization Transaction, we had been a party to the advisory and management agreements with our Former Advisor and its affiliates. Pursuant to the agreements with our Former Advisor and its affiliates, we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 13—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement. As of June 30, 2021, we had no off-balance sheet arrangements.

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
In the past, in addition to FFO and AFFO, we reported on modified funds from operations, or MFFO, which is a non-GAAP supplemental financial measure commonly used by non-traded REIT companies. Management determined that because we are no longer in the initial capital raise or initial deployment stages, MFFO is no longer a useful measure of the impact of long-term operating performance on value, nor is it used by management to evaluate our dividend policy. In lieu of reporting MFFO, we will continue to use AFFO, the more commonly used metric by the broader REIT industry.
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
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: amortization of above- and below-market leases, along with the net of right-of-use assets- operating leases and right-of-use assets- finance lease, resulting from above-and below-market leases, straight-line rent, acquisition expenses in connection with business combination transactions, discount amortization related to the deferred liability in connection with the Internalization Transaction, impairment loss on goodwill, amortization of deferred financing costs and stock-based compensation. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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
AFFO is a metric used by management to evaluate our dividend policy. Additionally, we consider AFFO to be an appropriate supplemental measure of our operating performance because it provides to stakeholders a more complete understanding of our sustainable performance.
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
FFO and AFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominent than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.
Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$16,056	$11,095	$18,938	$16,764
Adjustments:
Depreciation and amortization (1)	21,592	25,294	47,554	52,359
Gain on real estate disposition	—	(2,703)	—	(2,703)
Impairment loss on real estate	6,502	—	16,925	—
FFO attributable to common stockholders	$44,150	$33,686	$83,417	$66,420
Adjustments:
Amortization of intangible assets and liabilities (2)	(639)	(840)	(1,252)	(1,257)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	216	233	485	467
Straight-line rent (3)	(4,452)	(5,411)	(9,078)	(10,911)
Internalization transaction expenses (4)	—	911	—	1,405
Amortization of discount of deferred liability	55	—	109	—
Impairment loss on goodwill (5)	431	—	671	—
Amortization of deferred financing costs	1,011	947	2,007	1,893
Stock-based compensation	563	30	1,119	57
AFFO attributable to common stockholders	$41,335	$29,556	$77,478	$58,074
Weighted average common shares outstanding - basic	223,082,912	220,992,009	222,783,708	221,285,475
Weighted average common shares outstanding - diluted	223,082,912	221,029,409	222,783,708	221,319,218
Weighted average common shares outstanding - diluted for FFO	224,046,603	221,029,409	223,735,515	221,319,218
Net income per common share - basic	$0.07	$0.05	$0.09	$0.08
Net income per common share - diluted	$0.07	$0.05	$0.09	$0.08
FFO per common share - basic	$0.20	$0.15	$0.37	$0.30
FFO per common share - diluted	$0.20	$0.15	$0.37	$0.30

(1)During the six months ended June 30, 2021 and 2020, we wrote off in-place lease intangible assets in the amounts of approximately $1.1 million and $1.5 million, respectively, by accelerating the amortization of the acquired intangible assets.
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
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the six months ended June 30, 2021, we wrote off approximately $0.1 million of straight-line rent. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)Under GAAP, acquisition fees and expenses related to transactions determined to be business combinations are expensed as incurred. Internalization transaction expenses consisted primarily of legal fees, as well as fees for other professional and financial advisors incurred in connection with the Internalization Transaction. We believe that adjusting for such non-recurring items provides useful supplemental information because such expenses may not be reflective of ongoing operations and aligns with our analysis of operating performance.
(5)During the three months ended June 30, 2021, we wrote off goodwill related to two reporting units in the amount of approximately $0.4 million and during the six months ended June 30, 2021, we wrote off goodwill related to three reporting units in the amount of approximately $0.7 million, which was originally recognized as a part of the Internalization Transaction on September 30, 2020, as a result of a business combination. We believe that adjusting for such non-recurring items provides useful supplemental information because such adjustments may not be reflective of ongoing operations and aligns with our analysis of operating performance.
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
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of June 30, 2021, we had 15 interest rate swap agreements outstanding, which mature on various dates from October 2021 to December 2024, with an aggregate notional amount under the swap agreements of $633.4 million. As of June 30, 2021, the aggregate settlement liability value was $13.9 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2021, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $7.5 million. These interest rate swap agreements were designated as hedging instruments. In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps.
As of June 30, 2021, of the $1,404.2 million total principal debt outstanding (including $305.3 million of fixed notes payable related to data center properties and classified as held for sale) $553.0 million was subject to variable interest rates, indexed to LIBOR, with a weighted average interest rate of 2.3% per annum. As of June 30, 2021, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $2.8 million per year. In connection with the Data Center Sale on July 22, 2021, we paid down our credit facility in the amount of $403.0 million and repaid our notes payable prior to their maturity for approximately $450.8 million ($305.2 million on data center notes payable and $145.6 million on healthcare notes payable), plus accrued interest, defeasance and other loan costs, using the proceeds from the dispositions. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks may arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR may also be impacted by the transition from and discontinuance of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our interest rate swap agreements and variable rate debt is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the risk management model and information technology functions and result in substantial incremental costs for us.
We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
The following table summarizes our principal debt outstanding as of June 30, 2021 (amounts in thousands):

June 30, 2021
Notes payable:
Fixed rate notes payable	$217,812
Variable rate notes payable fixed through interest rate swaps	233,372
Total notes payable (1)	451,184
Credit facility:
Variable rate revolving line of credit	153,000
Variable rate term loans fixed through interest rate swaps	400,000
Variable rate term loans	400,000
Total credit facility	953,000
Total principal debt outstanding (2)	$1,404,184

(1)As of June 30, 2021,we had an outstanding principal balance of $145,892,000 on notes payable related to properties classified as continuing operations, which is included in notes payable, net of deferred financing costs, on the condensed consolidated balance sheets. In addition, we had an outstanding principal balance of $305,292,000 on notes payable related to data center properties classified as held for sale, which is included in liabilities held for sale, net, on the condensed consolidated balance sheets.
(2)As of June 30, 2021, the weighted average interest rate on our total debt outstanding was 3.4%. On July 16, 2021, we repaid $30,000,000 on our credit facility revolver with proceeds from a note receivable. On July 22, 2021, in connection with the disposition and proceeds received from the Data Center Sale, we paid down our credit facility in the amount of $403,000,000 and repaid all our notes payable (seven data center notes payable and five healthcare notes payable) prior to their maturity with an outstanding principal balance of $450,806,000 ($305,161,000 outstanding principal balance on data center notes payable and $145,645,000 outstanding principal balance on healthcare notes payable) at the time of repayment, using the proceeds from the dispositions.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2021 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On April 15, 2021, the board of directors appointed Ms. Kirby as director, effective immediately. On April 23, 2021, we granted Ms. Kirby 1,677 restricted shares of Class A common stock that vests over a one-year period from the date of grant. The award was granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
The foregoing issuance of the restricted shares of our Class A common stock were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended June 30, 2021.
During the three months ended June 30, 2021, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 2021	260,086	$8.69	—	$—
May 2021	15,156	$8.69	—	$—
June 2021	—	$—	—	$—
Total	275,242		—

During the three months ended June 30, 2021, we repurchased approximately $2,391,000 of Class A shares, Class I shares and Class T shares of common stock.
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

10.3
Purchase and Sale Agreement, dated May 19, 2021, by and between the entities set forth on the signature page of the Purchase and Sale Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated July 20, 2021, by and among Sila Realty Trust, Inc, as Borrower, Sila Realty Operating Partnership, LP and certain of Sila Realty Trust, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Fourth Amended and Restated Credit Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

10.5
Third Amendment to Term Loan Agreement, dated July 20, 2021, by and among Sila Realty Trust, Inc., as Borrower, Sila Realty Operating Partnership, LP and certain of Sila Realty Trust, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Term Loan Agreement (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

10.6
Consent Letter to Fourth Amended and Restated Credit Agreement, dated May 18, 2021, by and among Sila Realty Trust, Inc, as Borrower, Sila Realty Operating Partnership, LP and certain of Sila Realty Trust, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Fourth Amended and Restated Credit Agreement (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

10.7
Consent Letter to Term Loan Agreement, dated May 18, 2021, by and among Sila Realty Trust, Inc., as Borrower, Sila Realty Operating Partnership, LP and certain of Sila Realty Trust, Inc.'s subsidiaries, as Guarantors, KeyBank National Association, as lender and Administrative Agent, and the other lenders listed as lenders in the Term Loan Agreement (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

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

99.1
Consent of Cushman & Wakefield of Pennsylvania, LLC (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A (File No. 000-55435) filed on July 23, 2021, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: August 13, 2021	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)