Form 10-Q
period 2021-09-30
Sila Realty Trust, Inc.
filed 2021-11-12
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 5, 2021, there were approximately 167,324,000 shares of Class A common stock, 14,366,000 shares of Class I common stock, 40,206,000 shares of Class T common stock and 2,053,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Real estate:
Land	$159,777	$168,969
Buildings and improvements, less accumulated depreciation of $153,734 and $119,947, respectively	1,628,363	1,661,351
Construction in progress	12,053	19,232
Total real estate, net	1,800,193	1,849,552
Cash and cash equivalents	75,363	53,174
Acquired intangible assets, less accumulated amortization of $65,534 and $49,866, respectively	182,688	197,901
Goodwill	23,284	23,955
Right-of-use assets - operating leases	22,101	22,499
Right-of-use assets - finance leases	2,301	2,527
Notes receivable, net	2,200	31,262
Other assets, net	61,456	64,669
Assets held for sale, net	30,620	959,750
Total assets	$2,200,206	$3,205,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $0 and $682, respectively	$—	$146,645
Credit facility, net of deferred financing costs of $3,494 and $5,900, respectively	516,506	932,100
Accounts payable and other liabilities	40,572	67,946
Acquired intangible liabilities, less accumulated amortization of $4,101 and $3,122, respectively	12,546	11,971
Operating lease liabilities	23,975	23,926
Finance lease liabilities	2,634	2,843
Liabilities held for sale, net	2,369	365,985
Total liabilities	598,602	1,551,416
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 237,511,555 and 234,957,801 shares issued, respectively; 223,826,695 and 222,045,522 shares outstanding, respectively	2,238	2,220
Additional paid-in capital	2,000,934	1,983,361
Accumulated distributions in excess of earnings	(390,932)	(311,264)
Accumulated other comprehensive loss	(10,636)	(20,444)
Total stockholders’ equity	1,601,604	1,653,873
Total liabilities and stockholders’ equity	$2,200,206	$3,205,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Rental revenue	$43,063	$40,722	$129,232	$123,879
Expenses:
Rental expenses	3,024	4,405	9,513	12,639
General and administrative expenses	6,348	3,578	19,610	9,960
Internalization transaction expenses	—	2,235	—	3,640
Asset management fees	—	4,218	—	12,604
Depreciation and amortization	17,259	17,002	53,098	52,714
Impairment loss on real estate	10,241	—	27,166	—
Impairment loss on goodwill	—	—	671	—
Total expenses	36,872	31,438	110,058	91,557
Gain on real estate disposition	—	—	—	2,703
Income from operations	6,191	9,284	19,174	35,025
Interest and other expense, net	11,737	9,865	30,035	32,597
(Loss) income from continuing operations	(5,546)	(581)	(10,861)	2,428
Income from discontinued operations	377,191	5,845	401,444	19,600
Net income attributable to common stockholders	$371,645	$5,264	$390,583	$22,028
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$2,241	$2,584	$9,808	$(18,890)
Other comprehensive income (loss)	2,241	2,584	9,808	(18,890)
Comprehensive income attributable to common stockholders	$373,886	$7,848	$400,391	$3,138
Weighted average number of common shares outstanding:
Basic	223,661,774	221,346,730	223,079,613	221,293,405
Diluted	223,661,774	221,346,730	223,079,613	221,335,874
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.03)	$(0.01)	$(0.05)	$0.01
Discontinued operations	1.69	0.03	1.80	0.09
Net income attributable to common stockholders	$1.66	$0.02	$1.75	$0.10
Diluted:
Continuing operations	$(0.03)	$(0.01)	$(0.05)	$0.01
Discontinued operations	1.69	0.03	1.80	0.09
Net income attributable to common stockholders	$1.66	$0.02	$1.75	$0.10
Distributions declared per common share	$1.86	$0.12	$2.11	$0.36
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2021	223,285,587	$2,233	$1,995,298	$(345,941)	$(12,877)	$1,638,713
Issuance of common stock under the distribution reinvestment plan	826,280	8	6,909	—	—	6,917
Vesting of restricted stock	18,075	—	—	—	—	—
Stock-based compensation	—	—	637	—	—	637
Distribution and servicing fees	—	—	573	—	—	573
Repurchase of common stock	(303,247)	(3)	(2,483)	—	—	(2,486)
Distributions to common stockholders	—	—	—	(416,636)	—	(416,636)
Other comprehensive income	—	—	—	—	2,241	2,241
Net income	—	—	—	371,645	—	371,645
Balance, September 30, 2021	223,826,695	$2,238	$2,000,934	$(390,932)	$(10,636)	$1,601,604

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	2,532,368	25	21,725	—	—	21,750
Vesting of restricted stock	21,386	—	—	—	—	—
Stock-based compensation	—	—	1,756	—	—	1,756
Distribution and servicing fees	—	—	649	—	—	649
Repurchase of common stock	(772,581)	(7)	(6,557)	—	—	(6,564)
Distributions to common stockholders	—	—	—	(470,251)	—	(470,251)
Other comprehensive income	—	—	—	—	9,808	9,808
Net income	—	—	—	390,583	—	390,583
Balance, September 30, 2021	223,826,695	$2,238	$2,000,934	$(390,932)	$(10,636)	$1,601,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, June 30, 2020	220,865,308	$2,209	$1,972,886	$(277,349)	$(26,178)	$1,671,568	$2	$1,671,570
Issuance of common stock under the distribution reinvestment plan	879,728	9	7,604	—	—	7,613	—	7,613
Vesting of restricted stock	8,250	—	—	—	—	—	—	—
Stock-based compensation	—	—	45	—	—	45	—	45
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	6	—	—	6	—	6
Repurchase of common stock	(224,416)	(3)	(1,937)	—	—	(1,940)	—	(1,940)
Distributions to common stockholders	—	—	—	(26,896)	—	(26,896)	—	(26,896)
Other comprehensive income	—	—	—	—	2,584	2,584	—	2,584
Net income	—	—	—	5,264	—	5,264	—	5,264
Balance, September 30, 2020	221,528,870	$2,215	$1,978,604	$(298,981)	$(23,594)	$1,658,244	$—	$1,658,244

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	2,664,728	27	23,028	—	—	23,055	—	23,055
Vesting of restricted stock	10,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	102	—	—	102	—	102
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	65	—	—	65	—	65
Other offering costs	—	—	(9)	—	—	(9)	—	(9)
Repurchase of common stock	(3,059,072)	(31)	(26,430)	—	—	(26,461)	—	(26,461)
Distributions to common stockholders	—	—	—	(80,063)	—	(80,063)	—	(80,063)
Other comprehensive loss	—	—	—	—	(18,890)	(18,890)	—	(18,890)
Net income	—	—	—	22,028	—	22,028	—	22,028
Balance, September 30, 2020	221,528,870	$2,215	$1,978,604	$(298,981)	$(23,594)	$1,658,244	$—	$1,658,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income attributable to common stockholders	$390,583	$22,028
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	64,843	80,607
Amortization of deferred financing costs	2,761	2,883
Amortization of above-market leases	1,450	1,983
Amortization of below-market leases	(2,689)	(6,050)
Amortization of origination fee	394	96
Amortization of discount of deferred liability	272	—
Swap termination	833	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	660	701
Reduction in the carrying amount of right-of-use assets - finance lease, net	14	1
Impairment loss on real estate	27,166	—
Impairment loss on goodwill	671	—
Gain on real estate disposition from continuing operations	—	(2,703)
Gain on real estate dispositions of discontinued operations	(395,801)	—
Loss on extinguishment of debt	28,751	—
Straight-line rent	(12,492)	(16,146)
Stock-based compensation	1,756	102
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(7,172)	1,745
Accounts payable due to affiliates	—	(3,350)
Other assets	2,816	(1,293)
Net cash provided by operating activities	104,816	80,604
Cash flows from investing activities:
Investment in real estate	(25,048)	(16,064)
Consideration paid for the internalization transaction	(15,000)	(25,000)
Proceeds from real estate dispositions	1,295,367	6,125
Capital expenditures	(20,323)	(21,251)
Payments of deal costs	—	(126)
Real estate deposits, net	(400)	600
Collection of notes receivable	28,500	—
Net cash provided by (used in) investing activities	1,263,096	(55,716)
Cash flows from financing activities:
Payments on notes payable	(453,422)	(2,822)
Proceeds from credit facility	15,000	140,000
Payments on credit facility	(433,000)	(65,000)
Payments for extinguishment of debt	(29,244)	—
Payments of deferred financing costs	(436)	(622)
Repurchase of common stock	(6,564)	(26,461)
Offering costs on issuance of common stock	(1,807)	(2,384)
Distributions to common stockholders	(450,143)	(57,321)
Purchase of noncontrolling interests	—	(2)
Net cash used in financing activities	(1,359,616)	(14,612)
Net change in cash, cash equivalents and restricted cash	8,296	10,276
Cash, cash equivalents and restricted cash - Beginning of period	67,909	80,230
Cash, cash equivalents and restricted cash - End of period	$76,205	$90,506
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $296 and $463, respectively	$34,142	$42,103

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$21,750	$23,055
Contingent consideration	$978	$—
Accrued capital expenditures	$—	$1,186
Accrued deal costs	$56	$13
Deferred internalization transaction purchase price	$—	$14,674
Right-of-use assets in exchange for lease liability - operating leases	$625	$1,060
Right-of-use assets in exchange for lease liability - finance lease	$—	$2,854
Origination of note receivable related to real estate disposition	$—	$28,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021
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
During the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center assets. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. See Note 4—"Held for Sale and Discontinued Operations" for further discussion. The decision of the Board to sell the data center assets, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets and liabilities related to the data center segment as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income.
On July 22, 2021, the Company completed the sale of all 29 of its data centers, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for further discussion. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
As of September 30, 2021, the Company owned 125 real estate healthcare properties, in two micropolitan statistical areas and 54 metropolitan statistical areas, or MSAs.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow, which includes cash held by escrow agents in escrow accounts for tenant and capital improvements in accordance with the respective tenant’s lease agreement. Restricted cash attributable to continuing operations is reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 10—"Other Assets, Net." Restricted cash attributable to discontinued operations is reported in assets held for sale, net, in the accompanying condensed consolidated balance sheets.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2021		2020
Beginning of period:
Cash and cash equivalents	$53,174		$69,342
Restricted cash	14,735	(1)	10,888	(2)
Cash, cash equivalents and restricted cash	$67,909		$80,230

End of period:
Cash and cash equivalents	$75,363		$75,505
Restricted cash	842		15,001	(3)
Cash, cash equivalents and restricted cash	$76,205		$90,506

(1)Of this amount, $13,499,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(2)Of this amount, $9,652,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(3)Of this amount, $13,765,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
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
As a result of the Data Center Sale, as of September 30, 2021, the Company had assets held for sale in the amount of $2,394,000, which primarily related to accounts receivable to be collected from the former tenants and liabilities held for sale in the amount of $1,822,000, which primarily related to accounts payable and other liabilities to be paid when obligations become due. Additionally, during the three months ended September 30, 2021, the Company classified two healthcare properties as held for sale. The Company has recorded the real estate properties held for sale at their carrying value at September 30, 2021. See Note 4—"Held for Sale and Discontinued Operations" for further discussion.
The Company classifies assets and liabilities of the 29-property data center portfolio as discontinued operations for all periods presented because they represent a strategic shift that had a major effect on the Company's results and operations. The assets and liabilities are classified on the condensed consolidated balance sheets as assets held for sale, net, and liabilities held for sale, net, respectively, and the operations are classified on the condensed consolidated statements of comprehensive income as income from discontinued operations for all periods presented. On July 22, 2021, the Company completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for additional information.
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
Impairment of Real Estate
During the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property that was experiencing financial difficulty vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach a mutual agreement. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021, the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000. During the third quarter of 2021, the Company entered into a purchase and sale agreement with the prospective buyer. The agreement was terminated subsequently due to higher than anticipated costs to redevelop the property. As a result, the Company re-performed the impairment analysis with changes to the sale scenario. The aggregate carrying amount of the assets of $16,909,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $6,668,000, resulting in an impairment charge of $10,241,000. The Company utilized a market approach, using comparable properties, to estimate the fair value of the property.
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
Additionally, during the second quarter of 2021, real estate assets related to another healthcare property were determined to be impaired. The last of the three tenants that occupied the building terminated its lease agreement and vacated the space on July 12, 2021. Subsequently, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $22,311,000, resulting in an impairment charge of $3,608,000. Impairment charges are recorded as impairment loss on real estate in the condensed consolidated statements of comprehensive income.
No impairment losses were recorded on real estate assets during the three and nine months ended September 30, 2020. See Note 14—"Fair Value" for further discussion.
During the second quarter of 2021, the Company accelerated depreciation of equipment at one healthcare property based on its anticipated sale in July 2021. As a result, the Company accelerated the depreciation of the equipment in the amount of $296,000 in depreciation and amortization expense in the condensed consolidated statements of comprehensive income and sold the equipment for $94,000 during the third quarter of 2021.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended September 30, 2021, the Company did not record impairment of acquired intangible assets or acquired intangible liabilities. During the nine months ended September 30, 2021, the Company did not record impairment of acquired intangible liabilities.

During the nine months ended September 30, 2021, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement and the tenant paid a lease termination fee of $400,000, which was recorded in rental revenue in the condensed consolidated statements of comprehensive income.
During the three months ended September 30, 2020, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $3,189,000, by accelerating the amortization of the acquired intangible asset related to a tenant in a data center property of the Company that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The impairment loss was recorded in income from discontinued operations in the condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2020, the Company recognized impairments of two in-place lease intangible assets in the amount of approximately $4,673,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets. Of the $4,673,000 in-place lease intangible assets written off, $3,189,000 related to the tenant of the data center property discussed above, which was recorded in income from discontinued operations; and $1,484,000 related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020. The impairment loss related to the in-place lease intangible asset of the healthcare tenant was recorded in depreciation and amortization in the condensed consolidated statements of comprehensive income. The impairment loss related to the above market lease intangible asset in the amount of $344,000 was recorded as an adjustment to rental revenue in the condensed consolidated statements of comprehensive income.
During the three and nine months ended September 30, 2020, the Company wrote off one below-market lease intangible liability in the amount of approximately $1,974,000, by accelerating the amortization of the acquired intangible liability related to one tenant of the data center property discussed above, which was recorded in income from discontinued operations in the condensed consolidated statements of comprehensive income
Impairment of Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. Goodwill has an indefinite life and is not amortized. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the Internalization Transaction, of which $15,574,000 was allocated to the data center properties and written off as a result of the Data Center Sale on July 22, 2021. Out of $39,529,000, $23,955,000 was allocated to the healthcare segment. See Note 5—"Internalization Transaction" for details.
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
During the first quarter of 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on real estate recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment were first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.

During the second quarter of 2021, the Company recognized $431,000 of goodwill impairment on two reporting units. Impairment loss on two real estate properties recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of each reporting unit's fair value for goodwill impairment. As a result, the fair value of each reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill for the two reporting units in the amounts of $112,000 and $319,000, respectively. Goodwill impairment was recorded for the amount that the carrying value of each reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit. Goodwill impairment was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of each reporting unit was determined based on a market approach model. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
The Company had no goodwill impairment during the three months ended September 30, 2021.
The following table summarizes the rollforward of goodwill for the nine months ended September 30, 2021, excluding amounts classified as discontinued operations (amounts in thousands):

Goodwill
Balance as of December 31, 2020	$23,955
Accumulated impairment losses	(671)
Balance as of September 30, 2021	$23,284
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
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. The Company wrote off approximately $199,000 and $4,000 for the nine months ended September 30, 2021 and 2020, respectively, as a reduction in rental revenue from continuing operations in the accompanying condensed consolidated statements of comprehensive income because the amounts were determined to be uncollectible. No write-offs from continuing operations were recorded during the three months ended September 30, 2021 and 2020, respectively. The Company wrote off approximately $0 and $118,000 for the three months ended September 30, 2021 and 2020, respectively, and $17,000 and $118,000 for the nine months ended September 30, 2021 and 2020, respectively, related to discontinued operations, which was recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income.
On April 22, 2021, the Company entered into a settlement agreement with a data center property tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The tenant stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant surrendered the space on June 20, 2021. Additionally, in connection with the lease termination, the tenant paid the Company a $7,000,000 termination fee on April 23, 2021, which was recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income during the second quarter of 2021. The Company collected an additional $75,000 on July 7, 2021 related to the lease termination agreement with the tenant.
Additionally, on January 26, 2021, in connection with a lease termination with a tenant of one healthcare property that was experiencing financial difficulty and vacated its space on June 19, 2020 (as discussed above), the Company entered into a settlement agreement with the prior tenant to recover certain outstanding rental obligations due under the lease agreement. Pursuant to the settlement agreement, the prior tenant agreed to pay approximately $620,000 in total, payable on a monthly basis from January 2021 through September 2022. During the three and nine months ended September 30, 2021, the Company recovered $50,000 and $295,000 of settlement agreement income, respectively, and recorded these amounts when received, due to uncertainty regarding collectability of the funds. Settlement agreement income was recorded in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Notes Receivable
Notes receivable are recorded at their outstanding principal balance and accrued interest, unearned income, unamortized deferred fees and costs and allowances for loan losses. The Company defers notes receivable origination costs and fees and amortizes them as an adjustment of yield over the term of the related note receivable. Amortization of the notes receivable origination costs and fees is recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
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
Concentration of Credit Risk and Significant Leases
As of September 30, 2021, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of September 30, 2021, the Company owned real estate investments in two micropolitan statistical areas and 54 MSAs, one MSA of which accounted for 10.0% or more of rental revenue from continuing operations for the nine months ended September 30, 2021. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 12.0% of rental revenue from continuing operations for the nine months ended September 30, 2021
As of September 30, 2021, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue from continuing operations for the nine months ended September 30, 2021. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and affiliates accounted for 16.3% of rental revenue from continuing operations for the nine months ended September 30, 2021.
Share Repurchase Program
The Company’s share repurchase program, or SRP, allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. The SRP provided that all repurchases during any calendar year, including those redeemable upon death or a "Qualifying Disability" as defined in the Company's SRP of a stockholder, be limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Board, provided, however, that the Company could limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below, the SRP has been generally available to any stockholder as a potential means of interim liquidity. In addition, the Board, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
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

During the nine months ended September 30, 2021, the Company repurchased 772,581 Class A shares, Class I shares and Class T shares of common stock (715,406 Class A shares, 8,322 Class I shares and 48,853 Class T shares), for an aggregate purchase price of approximately $6,564,000 (an average of $8.50 per share). During the nine months ended September 30, 2020, the Company repurchased 3,059,072 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,382,166 Class A shares, 395,334 Class I shares, 258,550 Class T shares and 23,022 Class T2 shares), for an aggregate purchase price of approximately $26,461,000 (an average of $8.65 per share).
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
On January 8, 2021, the Company granted time-based awards to our executive officers of 178,366 in restricted shares of Class A common stock, or the Time-Based 2021 Awards. The Time-Based 2021 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions. In addition, on January 8, 2021, the Company's compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for the Performance-Based 2021 Awards. The Performance DSUs represent the right to receive a number of restricted shares of the Company's Class A common stock on a one-to-one basis with the number of Performance DSUs that vest. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement. Stock-based compensation expense for the Time-Based 2021 Awards and Performance-Based 2021 Awards for the three and nine months ended September 30, 2021, was approximately $226,000 and $678,000, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. The Company recognized total stock-based compensation expense, net of forfeitures, of $637,000 and $45,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,756,000 and $102,000 for the nine months ended September 30, 2021 and 2020, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. For the three and nine months ended September 30, 2021, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 990,000 and 965,000, respectively, related to non-vested shares of restricted common stock and Performance DSUs antidilutive. For the three months ended September 30, 2020, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 60,000 related to non-vested shares of restricted common stock antidilutive. For the nine months ended September 30, 2020, diluted earnings per share reflected the effect of approximately 42,000 of non-vested awards that were outstanding.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of September 30, 2021 and December 31, 2020, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result of the Data Center Sale, the Company no longer has a data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, as assets held for sale, net, and liabilities held for sale, net, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 15—"Derivative Instruments and Hedging Activities."
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the nine months ended September 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or condensed consolidated statement of comprehensive income. The Company's assets and liabilities related to the data center properties and two healthcare properties are classified as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets. Additionally, operations of data center properties are classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for all periods presented.
Note 3—Acquisitions and Dispositions
2021 Real Estate Property Acquisition
During the nine months ended September 30, 2021, the Company purchased one real estate property, or the 2021 Acquisition, which was determined to be an asset acquisition. Upon the completion of the 2021 Acquisition, the Company allocated the purchase price of the real estate property to acquired tangible assets, consisting of land and building and improvements, acquired intangible assets, consisting of an in-place lease, and acquired intangible liabilities, consisting of a below-market lease, based on the relative fair value method of allocating all accumulated costs.

The following table summarizes the consideration transferred for the 2021 Acquisition during the nine months ended September 30, 2021:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Greenwood Healthcare Facility	04/19/2021	100%	$25,048
The following table summarizes the Company's purchase price allocation of the 2021 Acquisition during the nine months ended September 30, 2021 (amounts in thousands):

Total
Land	$1,603
Buildings and improvements	22,588
In-place leases	2,411
Total assets acquired	26,602
Below-market leases	(1,554)
Total liabilities acquired	(1,554)
Net assets acquired	$25,048
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $48,000 related to the 2021 Acquisition, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition costs is limited to 6.0% of the contract purchase price of a property, unless the Board determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition costs. During the nine months ended September 30, 2021, acquisition costs did not exceed 6.0% of the contract purchase price of the 2021 Acquisition during such period.
Dispositions - Discontinued Operations
Dispositions resulting in a strategic shift with a major effect on results and operations qualify as discontinued operations. As discussed in Note 2—"Summary of Significant Accounting Policies - Held for Sale and Discontinued Operations," the Data Center Sale qualifies as discontinued operations and the operations associated with the related assets have been included in discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020.
On July 22, 2021, the Company completed the Data Center Sale for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. The Company recognized an aggregate gain on sale of approximately $398,560,000 and $395,801,000 and recorded it as a part of income from discontinued operations in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021, respectively.
Note 4—Held for Sale and Discontinued Operations
The assets and liabilities related to the 29 data center properties are separately classified on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, as assets held for sale, net, and liabilities held for sale, net, and their operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, the assets and liabilities held for sale related to the Data Center Sale primarily related to accounts receivable to be collected from the former tenants and accounts payable and other liabilities to be paid when obligations become due.
On July 19, 2021, the Company entered into a purchase and sale agreement for the sale of one healthcare property that is currently vacant. The Company classified the healthcare property as held for sale during the three months ended September 30, 2021, because the property met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations." On October 21, 2021, the Company sold the healthcare property. See Note 18—"Subsequent Events" for additional information.
On August 30, 2021, the Company entered into a purchase and sale agreement for the sale of another healthcare property that is currently vacant. The purchase and sale agreement contains a clause that the healthcare property has to be demolished prior to the sale. The Company classified the healthcare property as held for sale during the three months ended September 30, 2021, because the property met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -

Held for Sale and Discontinued Operations. The Company estimates that the total demolition cost of the property will be approximately $305,000. The Company expects to sell the healthcare property during the fourth quarter of 2021.
The following table presents the major classes of assets and liabilities of 29 data center properties, which were sold on July 22, 2021, and two healthcare properties classified as assets and liabilities held for sale, net, presented separately in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020
Assets:
Real estate:
Land	$9,112		$166,709
Buildings and improvements, net	19,050		677,563
Total real estate, net	28,162	(1)	844,272
Acquired intangible assets, net	—		48,860
Goodwill	—		15,574
Right-of-use assets - operating leases	—		7,252
Other assets, net	2,458	(1)	43,792	(2)
Assets held for sale, net	$30,620		$959,750
Liabilities:
Notes payable, net	$—		$304,972
Accounts payable and other liabilities	2,369	(1)	12,300	(3)
Acquired intangible liabilities, net	—		40,589
Operating lease liabilities	—		8,124
Liabilities held for sale, net	$2,369		$365,985

(1)    As of September 30, 2021, two healthcare properties with $28,162,000 of total real estate, net, $64,000 of other assets, net, and $547,000 of accounts payable and other liabilities did not meet the criteria of discontinued operations. The remaining 29 data center held for sale properties were sold on July 22, 2021.
(2)    Primarily consists of straight-line rent receivable, net, leasing commissions, net, and restricted cash.
(3)    Primarily consists of accounts payable and accrued expenses, accrued property taxes, deferred rental income and derivative liabilities.

The operations reflected in income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Rental revenue	$6,180	$29,945	$57,903	$84,848
Lease termination revenue	75	—	7,075	—
Total revenue	6,255	29,945	64,978	84,848
Expenses:
Rental expenses	2,504	7,663	15,737	21,839
Asset management fees	—	1,771	—	5,310
Depreciation and amortization	35	11,247	11,759	27,894
Total expenses	2,539	20,681	27,496	55,043
Interest and other expense, net (1)	25,085	3,419	31,839	10,205
(Loss) income from discontinued operations	(21,369)	5,845	5,643	19,600
Gain on real estate dispositions(2)	398,560	—	395,801	—
Net income from discontinued operations attributable to common stockholders	$377,191	$5,845	$401,444	$19,600

(1)    Interest expense attributable to discontinued operations for the three months ended September 30, 2021 and 2020, was $25,085,000 and $3,452,000, respectively, and $31,856,000 and $10,293,000 for the nine months ended September 30, 2021 and 2020, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the disposition and proceeds received from the data center properties, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment and incurred approximately $23,738,000 related to debt extinguishment costs. See Note 12—"Notes Payable and Credit Facility" for additional information.
(2)    Represents gain on real estate dispositions related to the Data Center Sale that occurred on July 22, 2021. The Company recognized $2,759,000 in transaction costs during the second quarter of 2021, resulting in the total gain being higher during the three months ended September 30, 2021.
Capital expenditures on a cash basis for the nine months ended September 30, 2021 and 2020, were $2,215,000 and $3,633,000, respectively, related to properties classified within discontinued operations.
There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the nine months ended September 30, 2021. Significant non-cash operating activities for properties classified within discontinued operations were $3,563,000 for the nine months ended September 30, 2020, which primarily related to accrued property taxes and utilities. There were no significant non-cash investing activities for the properties classified within discontinued operations for the nine months ended September 30, 2020.
Note 5—Internalization Transaction
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
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price, and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price was paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the Closing, (ii) $7,500,000 was due and payable on March 31, 2021, and was paid on March 30, 2021, and (iii) $7,500,000 was due and payable on March 31, 2022, and was paid on July 27, 2021, as a result of the Data Center Sale, which was considered an acceleration condition as outlined in the Purchase and Sale Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on July 23, 2021, and incorporated herein by reference. The Purchase Price was recorded at fair value, net of amortization of discount in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. As a result of the early repayment of $7,500,000 that was originally payable on March 31, 2022, the Company accelerated amortization of discount of deferred liability in the amount of $145,000 during the three months ended September 30, 2021, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
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

Pro Forma Financial Information (Unaudited)
Assuming the Internalization Transaction had occurred on January 1, 2020, pro forma revenues and net income attributable to common stockholders would have been as follows for the periods presented below (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pro forma basis:
Revenues	$43,063	$40,722	$129,232	$123,879
Income (loss) from continuing operations	(5,261)	4,786	(10,380)	15,733
Income from discontinued operations	377,191	5,845	401,444	19,600
Net income attributable to common stockholders	$371,930	$10,631	$391,064	$35,333
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.03)	$0.02	$(0.05)	$0.07
Discontinued operations	1.69	0.03	1.80	0.09
Net income attributable to common stockholders	$1.66	$0.05	$1.75	$0.16
Diluted:
Continuing operations	$(0.03)	$0.02	$(0.05)	$0.07
Discontinued operations	1.69	0.03	1.80	0.09
Net income attributable to common stockholders	$1.66	$0.05	$1.75	$0.16
The condensed pro forma financial statements for the three and nine months ended September 30, 2021 and 2020 include pro forma adjustments related to the Internalization Transaction during 2020 and 2021. The pro forma information for the three and nine months ended September 30, 2020, was adjusted to exclude approximately $2,235,000 and $3,640,000 of internalization transaction expenses. Internalization transaction expenses consisted primarily of legal fees, as well as fees for other professional and financial advisors. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020, nor is it necessarily indicative of future operating results.
Note 6—Acquired Intangible Assets, Net
Acquired intangible assets, net, excluding assets held for sale, net, consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2021	December 31, 2020
In-place leases, net of accumulated amortization of $61,530 and $47,312, respectively (with a weighted average remaining life of 9.8 years and 10.5 years, respectively)	$168,577	$182,340
Above-market leases, net of accumulated amortization of $4,004 and $2,554, respectively (with a weighted average remaining life of 9.1 years and 9.9 years, respectively)	14,111	15,561
	$182,688	$197,901
The aggregate weighted average remaining life of the acquired intangible assets was 9.7 years and 10.5 years as of September 30, 2021 and December 31, 2020, respectively.
Amortization of the acquired intangible assets was $5,507,000 and $5,461,000 for the three months ended September 30, 2021 and 2020, respectively, and $17,624,000 and $18,348,000 for the nine months ended September 30, 2021 and 2020, respectively. Of the $17,624,000 recorded for the nine months ended September 30, 2021, $1,120,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset. Of the $18,348,000 recorded for the nine months ended September 30, 2020, $1,828,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset and one above-market lease intangible asset. Amortization of the in-place leases is included in depreciation and amortization and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 7—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, excluding liabilities held for sale, net, consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2021	December 31, 2020
Below-market leases, net of accumulated amortization of $4,101 and $3,122, respectively (with a weighted average remaining life of 9.6 years and 10.1 years, respectively)	$12,546	$11,971
Amortization of the below-market leases was $338,000 and $301,000 for three months ended September 30, 2021 and 2020, respectively, and $979,000 and $901,000 for the nine months ended September 30, 2021 and 2020, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 8—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2021, for the three months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2021	$37,841
2022	155,544
2023	158,052
2024	158,052
2025	153,839
Thereafter	1,059,376
Total (1)	$1,722,704

(1)The total future rent amount of $1,722,704,000 includes approximately $16,476,000 in rent to be received in connection with two leases executed as of September 30, 2021, at one development property with estimated lease commencement dates of March 1, 2022.
Lessee
The Company is subject to various non-cancellable operating and finance lease agreements, inclusive of 15 ground operating leases, one corporate-related operating lease, one ground finance lease and one office lease related to the Company’s principal executive office in Tampa, Florida, or the Corporate Lease. Of the 15 ground operating leases, four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases.
The Company has one non-cancellable lease agreement that is classified as a finance lease, as defined in ASC 842, Leases, related to a ground lease of a healthcare property. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
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
During the three months ended September 30, 2021, the Company entered into a corporate-related operating lease agreement for an aggregate present value of future rent payments of $625,000.

As of September 30, 2021, the Company's IBRs for its operating leases were between 2.5% and 6.4%, with a weighted average IBR of 5.4%. The weighted average remaining lease term for the Company's operating leases attributable to continuing operations was 36.4 years and 38.0 years as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 42.6 years and 43.4 years as of September 30, 2021 and December 31, 2020, respectively.
The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable leases, as of September 30, 2021, for the three months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating	Finance
Three months ending December 31, 2021	$541	$34
2022	1,367	136
2023	1,326	136
2024	1,380	141
2025	1,385	143
Thereafter	66,425	6,584
Total undiscounted rental payments	72,424	7,174
Less imputed interest	(48,449)	(4,540)
Total lease liabilities	$23,975	$2,634
The following table provides details of the Company's total lease costs and reimbursements for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2021	2020	2021	2020
Operating lease costs:
Ground lease costs	Rental expenses	$422	$422	$1,266	$1,266
Ground lease reimbursements (1)	Rental revenue	298	298	894	893
Ground lease costs (2)	Income from discontinued operations	25	220	414	660
Ground lease reimbursements (1),(2)	Income from discontinued operations	24	103	230	309
Corporate lease costs	General and administrative expenses	264	—	792	—
Corporate-related operating lease costs	General and administrative expenses	33	—	33	—
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$5	$1	$14	$1
Interest on lease liability	Interest and other expense, net	35	10	102	10

(1)The Company is reimbursed by tenants who sublease the ground leases.
(2)Amounts relate to lease costs and reimbursements attributable to two operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.

Note 9—Notes Receivable, Net
As of September 30, 2021, the Company had one note receivable outstanding in the amount of $2,200,000 secured by real estate properties.
The following summarizes the notes receivable balances as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020	Interest Rate (1)	Maturity Date
Note receivable	$2,200	(2)	$2,700	6.0%	11/05/2021
Note receivable	—		28,562	(3)	(3)
Total notes receivable	$2,200		$31,262

(1)    As of September 30, 2021.
(2)    Note receivable was repaid on November 5, 2021.
(3)    Note receivable was repaid on July 14, 2021.
In connection with the sale on May 28, 2020, of the San Antonio Healthcare Facility II, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable was secured by a first mortgage lien on San Antonio Healthcare Facility II and was set to mature on June 1, 2022, or the Maturity Date. The interest rate of the note receivable was 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and was 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments were interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest could have been prepaid at any time without penalty or charge. On July 14, 2021, the borrower repaid the total outstanding amount of $28,000,000 in principal and $87,000 in accrued interest on the note receivable. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000. Amortization of the loan origination fee, inclusive of accelerated amortization due to early repayment of the note receivable, was $256,000 and $394,000 for the three and nine months ended September 30, 2021, respectively, and $70,000 and $96,000 for the three and nine months ended September 30, 2020, respectively, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income. The Company recognized $87,000 and $1,096,000 for the three and nine months ended September 30, 2021, respectively, and $501,000 and $686,000 for the three and nine months ended September 30, 2020, respectively, of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
In connection with a note receivable issued in the amount of $2,700,000, on November 5, 2020, the Company entered into an amended agreement with the borrower to, among other things, change the maturity date to November 5, 2021 (the maturity date was previously November 5, 2020), or earlier, as provided in the amended agreement. During the first quarter of 2021, in accordance with the amended note receivable agreement, the borrower paid and the Company recognized, an amendment fee in the amount of $50,000 and paid down $500,000 in principal outstanding on the note receivable. On November 5, 2021, the borrower repaid the total outstanding amount of $2,200,000 in principal on the note receivable.
Expected Credit Losses
During the nine months ended September 30, 2021, the Company had two notes receivable, one of which was determined to be a collateral dependent loan and was repaid on July 14, 2021, and the other was secured by collateral that the Company believed had sufficient value to cover the note receivable in the event of a default by the borrower and was repaid on November 5, 2021. The Company's evaluation considered factors such as the potential future value of the collateral, adjustments for current conditions and supportable forecasts for the collateral. As a result of the evaluation, the Company did not record any estimated credit losses for its notes receivable for the three and nine months ended September 30, 2021 and 2020, because the Company believed that the collateral for these loans was sufficient to cover its investment.

Note 10—Other Assets, Net
Other assets, net, excluding assets held for sale, net, consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $7,936 and $6,902, respectively	$857		$1,634
Leasing commissions, net of accumulated amortization of $105 and $58, respectively	855		845
Restricted cash	842		13,499
Tenant receivables	1,527		1,965
Straight-line rent receivable	52,715		42,732
Real estate deposits	400		—
Prepaid and other assets	3,258	(1)	3,994
Derivative assets	1,002		—
	$61,456		$64,669

(1)    Excludes $64,000 of prepaid and other assets attributable to two healthcare properties classified as held for sale as of September 30, 2021, that did not meet the criteria of discontinued operations.
Note 11—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, excluding liabilities held for sale, net, consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020
Accounts payable and accrued expenses	$8,778	(1)	$10,011
Accrued interest expense	1,773		3,257
Accrued property taxes	2,428	(1)	2,090
Accrued personnel costs	2,560		1,202
Distribution and servicing fees	692		3,128
Distributions payable to stockholders	7,099		9,117
Performance DSUs distributions payable	376		—
Tenant deposits	801		801
Deferred rental income	5,778		6,381
Deferred internalization transaction liability	—		14,728
Contingent consideration	978		—
Derivative liabilities	9,309		17,231
	$40,572		$67,946

(1)    Excludes $547,000 of accounts payable, accrued expenses and accrued property taxes attributable to two healthcare properties classified as held for sale as of September 30, 2021, that did not meet the criteria of discontinued operations.

Note 12—Notes Payable and Credit Facility
The Company's debt outstanding as of September 30, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Notes payable:
Fixed rate notes payable	$—	$45,748
Variable rate notes payable fixed through interest rate swaps	—	101,579
Total notes payable, principal amount outstanding	—	147,327
Unamortized deferred financing costs related to notes payable	—	(682)
Total notes payable, net of deferred financing costs (1)	$—	$146,645
Credit facility:
Variable rate revolving line of credit	$—	$138,000
Variable rate term loans fixed through interest rate swaps	400,000	400,000
Variable rate term loans	120,000	400,000
Total credit facility, principal amount outstanding	520,000	938,000
Unamortized deferred financing costs related to the term loan credit facility	(3,494)	(5,900)
Total credit facility, net of deferred financing costs	516,506	932,100
Total debt outstanding	$516,506	$1,078,745

(1)As of December 31, 2020, there were $304,972,000 of notes payable, net of deferred financing costs, related to data center properties classified as held for sale, which are included in liabilities held for sale, net, on the condensed consolidated balance sheets.
Significant debt activity during the nine months ended September 30, 2021, and subsequently, excluding scheduled principal payments, includes:
•On April 19, 2021, the Company drew $15,000,000 on its credit facility related to a property acquisition. See Note 3—"Acquisitions and Dispositions" for additional information.
•On July 16, 2021, the Company repaid $30,000,000 on its credit facility primarily with proceeds from a note receivable that was repaid on July 14, 2021.
•On July 20, 2021, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association, or KeyBank, and the other lenders listed as lenders in the Company's credit agreement and term loan agreement, entered into third amendments to such agreements to allow for the making of the special distribution. In particular, the third amendments: (i) exclude the special distribution from the distributions limitation of 95% of Funds From Operations when added to the distributions paid in any four consecutive calendar quarters; (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events; and (iii) incorporate language regarding erroneous payments, protecting KeyBank in the event an erroneous payment is made to the other lenders listed as lenders in the Company's credit agreement and term loan agreement.
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
•On September 29, 2021, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank, and the other lenders listed as lenders in the Company's credit agreement and term loan agreement, entered into a consent letter for the Company's credit agreement and a consent letter for the Company's term loan agreement that accelerated the applicable margin adjustment date on the Company's credit facility, reducing the applicable margin from 2.25% to 1.75%, effective September 29, 2021. Per the current language in the credit agreement, the applicable margin adjustment would not have otherwise taken place until December 1, 2021.
In connection with the payoff of debt during the third quarter of 2021, the Company recognized a loss of $28,751,000 on extinguishment of debt, which included defeasance and other loan costs in the amount of $26,082,000 and accelerated unamortized debt issuance costs related to the debt repayment of $2,669,000. Of the $28,751,000 loss on extinguishment of debt, $5,013,000 was recognized in interest and other expense, net, and $23,738,000 was recognized in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility for the three months ending December 31, 2021, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2024	$520,000
$520,000
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
The following table details amounts incurred in connection with the Company's related-party transactions as described above for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

		Incurred
		Three Months Ended September 30,		Nine Months Ended September 30,
Fee	Entity	2021	2020	2021	2020
Distribution and servicing fees(1)(2)	SC Distributors, LLC	$—	$(6)	$—	$(65)
Acquisition fees and costs (2)	Carter Validus Advisors II, LLC and its affiliates	—	—	—	97
Asset management fees (3)	Carter Validus Advisors II, LLC and its affiliates	—	5,989	—	17,914
Operating expense reimbursement (4)	Carter Validus Advisors II, LLC and its affiliates	—	1,302	—	3,966
Property management fees (5)	Carter Validus Real Estate Management Services II, LLC	—	1,702	—	5,290
Leasing commission fees (6)	Carter Validus Real Estate Management Services II, LLC	—	111	—	594
Construction management fees (7)	Carter Validus Real Estate Management Services II, LLC	—	97	—	435
Disposition fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	—	—	350
Loan origination fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	—	—	560
Total		$—	$9,195	$—	$29,141

(1)     Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company. Refer to Note 11—"Accounts Payable and Other Liabilities" for the outstanding balance on distribution and servicing fees owed by the Company to the Dealer Manager.
(2)     For the three and nine months ended September 30, 2020, the entire amount is attributable to continuing operations.
(3)     For the three months ended September 30, 2020, $4,218,000 is attributable to continuing operations and $1,771,000 is attributable to discontinued operations. For the nine months ended September 30, 2020, $12,604,000 is attributable to continuing operations and $5,310,000 is attributable to discontinued operations.
(4)     For the three months ended September 30, 2020, $1,116,000 is attributable to continuing operations and $186,000 is attributable to discontinued operations. For the nine months ended September 30, 2020, $3,374,000 is attributable to continuing operations and $592,000 is attributable to discontinued operations.
(5)     For the three months ended September 30, 2020, $1,104,000 is attributable to continuing operations and $598,000 is attributable to discontinued operations. For the nine months ended September 30, 2020, $3,299,000 is attributable to continuing operations and $1,991,000 is attributable to discontinued operations.
(6)     For the three and nine months ended September 30, 2020, the entire amount is attributable to discontinued operations.
(7)     For the three months ended September 30, 2020, $88,000 is attributable to continuing operations and $9,000 is attributable to discontinued operations. For the nine months ended September 30, 2020, $380,000 is attributable to continuing operations and $55,000 is attributable to discontinued operations.
Note 14—Fair Value
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $118,270,000 and $536,329,000 as of September 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $120,000,000 and $538,000,000 as of September 30, 2021 and December 31, 2020, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $394,233,000 and $398,563,000 as of September 30, 2021 and December 31, 2020, respectively, as compared to the outstanding principal of $400,000,000 and $400,000,000 as of September 30, 2021 and December 31, 2020, respectively.
The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its financial institutions.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $2,200,000 and $30,700,000 approximated the fair value as of September 30, 2021 and December 31, 2020, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 15—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,002	$—	$1,002
Total assets at fair value	$—	$1,002	$—	$1,002
Liabilities:
Derivative liabilities	$—	$9,309	$—	$9,309
Total liabilities at fair value	$—	$9,309	$—	$9,309

	December 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities (1)	$—	$20,444	$—	$20,444
Total liabilities at fair value	$—	$20,444	$—	$20,444

(1)     Of this amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
Derivative assets are reported in other assets, net, on the condensed consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets.
Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000, which was included in impairment loss on real estate in the condensed consolidated statements of comprehensive income in the first quarter of 2021. During the third quarter of 2021, the Company entered into a purchase and sale agreement with the prospective buyer. The agreement was terminated subsequently due to higher than anticipated costs to redevelop the property. As a result, the Company re-performed the impairment analysis with changes to the sale scenario. The aggregate carrying value of the assets exceeded their estimated fair value of $6,668,000 as of September 30, 2021, resulting in an impairment charge of $10,241,000.
During the second quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $5,957,000, resulting in an impairment charge of $2,894,000, which was included in impairment loss on real estate in the condensed consolidated statements of comprehensive income.

Additionally, during the second quarter of 2021, real estate assets related to another healthcare property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $22,311,000, resulting in an impairment charge of $3,608,000, which was included in impairment loss on real estate in the condensed consolidated statements of comprehensive income.
The fair values of the Company's impaired real estate assets described above were determined based on market approach models using comparable properties adjusted for differences in characteristics to estimate the fair value and classified within Level 2 of the fair value hierarchy.
During the three and nine months ended September 30, 2020, no impairment losses were recorded on real estate assets.
The following tables show the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of September 30, 2021 (amounts in thousands):

	September 30, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
Real estate assets	$—	$34,936	$—	$34,936	$27,166
Goodwill—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, the Company recorded $240,000 of goodwill impairment. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
During the second quarter of 2021, the Company recorded $431,000 of goodwill impairment on two reporting units. Impairment loss on goodwill represented the carrying value of each reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of each reporting unit was determined based on a market approach model. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
The Company had no goodwill impairment during the three months ended September 30, 2021.
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
In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions. During the three and nine months ended September 30, 2021, the Company reclassified approximately $1,041,000 from accumulated other comprehensive loss to earnings, related to the swaps termination and recorded $499,000 in interest and other expense, net, and $542,000 in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $7,810,000 will be reclassified from accumulated other comprehensive loss as a decrease to earnings.

See Note 14—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2021			December 31, 2020
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount (2)	Fair Value of
					Assets	(Liability)		(Liability) (3)

Interest rate swaps	(1)	04/01/2019 to 07/01/2020	04/27/2023 to 12/31/2024	$400,000	$1,002	$(9,309)	$635,007	$(20,444)

(1)     Derivative assets are reported in other assets, net, on the condensed consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets.
(2)     Of this amount, $501,579,000 is attributable to continuing operations and $133,428,000 is attributable to discontinued operations.
(3)     Of this amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income.

The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Loss to Net Income	Total Amount of Line Item in Statements of Comprehensive Income
Three Months Ended September 30, 2021
Interest rate swaps - continuing operations	$(253)	Interest and other expense, net	$(1,952)	$11,737
Interest rate swaps - discontinued operations	—	Income from discontinued operations	(542)	377,191
Total	$(253)		$(2,494)
Three Months Ended September 30, 2020
Interest rate swaps - continuing operations	$(155)	Interest and other expense, net	$(2,192)	$9,865
Interest rate swaps - discontinued operations	(2)	Income from discontinued operations	(549)	5,845
Total	$(157)		$(2,741)
Nine Months Ended September 30, 2021
Interest rate swaps - continuing operations	$2,555	Interest and other expense, net	$(5,643)	$30,035
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,647)	401,444
Total	$2,518		$(7,290)
Nine Months Ended September 30, 2020
Interest rate swaps - continuing operations	$(20,120)	Interest and other expense, net	$(4,094)	$32,597
Interest rate swaps - discontinued operations	(3,891)	Income from discontinued operations	(1,027)	19,600
Total	$(24,011)		$(5,121)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2021, the fair value of derivatives in a net liability position was $9,507,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of September 30, 2021, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2021 and December 31, 2020 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2021	$1,002	$—	$1,002	$(433)	$—	$569

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2021	$9,309	$—	$9,309	$(433)	$—	$8,876
December 31, 2020 (1)	$20,444	$—	$20,444	$—	$—	$20,444

(1)     Of this net amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
The Company reports derivative assets in the accompanying condensed consolidated balance sheets as other assets, net. The Company reports derivative liabilities attributable to continuing operations and discontinued operations in the accompanying condensed consolidated balance sheets as accounts payable and other liabilities and liabilities held for sale, net, respectively.
Note 16—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss by component for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	2,518
Amount of loss reclassified from accumulated other comprehensive loss to net income	7,290
Other comprehensive income	9,808
Balance as of September 30, 2021	$(10,636)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(24,011)
Amount of loss reclassified from accumulated other comprehensive loss to net income	5,121
Other comprehensive loss	(18,890)
Balance as of September 30, 2020	$(23,594)

The following table presents reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Loss Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2021	2020
Interest rate swap contracts - continuing operations	$5,643	$4,094	Interest and other expense, net
Interest rate swap contracts - discontinued operations	1,647	1,027	Income from discontinued operations
Interest rate swap contracts	$7,290	$5,121
Note 17—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2021, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Contingent Consideration
During the fourth quarter of 2020, the Company acquired a development property subject to an earnout provision, obligating the Company to pay additional consideration to the developer contingent upon the future leasing and occupancy of vacant space at the property. The developer will have 18 months from completion of the development property to earn the additional consideration. During the 18-month earnout agreement, the developer will be responsible for the pro-rata share of operating expenses associated with the unoccupied space. As of September 30, 2021, the Company recorded an accrual related to the earnout provision in the amount of $978,000, which is reported in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. The Company used a probability-weighted future cash flows approach to estimate contingent consideration. Changes in assumptions could have an impact on the payout of contingent consideration with a maximum payout of $2,151,000 in cash and a minimum payout of $373,000.
Note 18—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on October 6, 2021, for the period from September 1, 2021 through September 30, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
October 6, 2021	Class A	$4,315	$1,214	$5,529
October 6, 2021	Class I	273	189	462
October 6, 2021	Class T	552	496	1,048
October 6, 2021	Class T2	32	28	60
		$5,172	$1,927	$7,099
The following table summarizes the Company's distributions paid to stockholders on November 5, 2021, for the period from October 1, 2021 through October 31, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
November 5, 2021	Class A	$4,467	$1,249	$5,716
November 5, 2021	Class I	289	199	488
November 5, 2021	Class T	573	512	1,085
November 5, 2021	Class T2	29	27	56
		$5,358	$1,987	$7,345

Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to September 30, 2021:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
October 25, 2021	Class A	$0.00109589	$0.40
October 25, 2021	Class I	$0.00109589	$0.40
October 25, 2021	Class T	$0.00087123	$0.32
October 25, 2021	Class T2	$0.00087123	$0.32

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
November 4, 2021	Class A	$0.00109589	$0.40
November 4, 2021	Class I	$0.00109589	$0.40
November 4, 2021	Class T	$0.00087123	$0.32
November 4, 2021	Class T2	$0.00087123	$0.32

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on November 1, 2021 and ending on November 30, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in November 2021 will be paid in December 2021. The distributions will be payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on December 1, 2021 and ending on December 31, 2021. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in December 2021 will be paid in January 2022. The distributions will be payable to stockholders from legally available funds therefor.
Disposition of St. Louis Healthcare Facility
On October 21, 2021, the Company sold a healthcare property, or the St. Louis Healthcare Facility, for $6,120,000. The Company's net proceeds at closing from the disposition of the St. Louis Healthcare Facility were approximately $5,861,000, after transaction costs and other pro-rations, subject to additional transaction costs paid subsequent to the closing date.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, pro forma financial information and statements about our operations after the Internalization Transaction, the ongoing impact of the COVID-19 pandemic on our operations, the anticipated sale and leasing of certain properties of the Company, financial reporting and internal and disclosure controls and procedures, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, plans, leases, dividends, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
During the three months ended June 30, 2021, our board of directors, or the Board, made a determination to sell our data center assets. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a Purchase and Sale Agreement, or the PSA, for the sale of up to 29 data center properties owned by us. See Note 4—"Held for Sale and Discontinued Operations" within this Quarterly Report on Form 10-Q for further discussion. The Board's determination to sell the data center assets, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, the assets and liabilities related to the data center properties are separately classified on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, as assets held for sale, net, and liabilities held for sale, net, and their operations have been classified as income from discontinued

operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020.
On July 22, 2021, we completed the sale of all 29 of our data center properties, or the Data Center Sale, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for additional information.
As of September 30, 2021, we have classified two healthcare properties as held for sale, or the Healthcare Properties Held for Sale. The properties do not meet the criteria of discontinued operations. On July 19, 2021, we entered into a purchase and sale agreement for the sale of one healthcare property that is currently vacant. We classified the healthcare property as held for sale during the three months ended September 30, 2021 because the property met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations." On October 21, 2021, we sold the healthcare property. See Note 18—"Subsequent Events" for additional information. Additionally, on August 30, 2021, we entered into a purchase and sale agreement for the sale of another healthcare property that is currently vacant. The purchase and sale agreement contains a clause that the healthcare property has to be demolished prior to the sale. We classified the healthcare property as held for sale during the three months ended September 30, 2021 because the property met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations." We estimate that the total demolition cost of the property will be approximately $305,000. We expect to sell the healthcare property during the fourth quarter of 2021.
As of September 30, 2021, we owned 125 real estate healthcare properties in two micropolitan statistical areas and 54 metropolitan statistical areas, or MSAs.
In connection with the Data Center Sale, we repaid approximately $853,806,000 in property and corporate level principal debt at the time of closing, including $403,000,000 on our credit facility. The outstanding principal balance on data center notes payable in the amount of $305,161,000 was required to be paid off in order to consummate the Data Center Sale. The outstanding principal balance on healthcare notes payable in the amount of $145,645,000 was paid off at our sole discretion in order to reduce leverage and with a goal to position us for future growth. See Note 12—"Notes Payable and Credit Facility" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information.
In connection with the Data Center Sale, the Board declared a special cash distribution of $1.75 per share for our Class A, Class I, Class T and Class T2 shares. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
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
The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in public offerings in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. The Estimated Per Share NAV was declared by the Board after consultation with management and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. Refer to our Current Report on Form 8-K/A, filed on July 23, 2021, and incorporated herein by reference for details.
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
On August 16, 2021, we entered into a Transfer Agency and Service Agreement appointing Computershare Trust Company, N.A. and Computershare Inc. (together, “Computershare”) as our new stock transfer agent, administrator and registrar.
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of September 30, 2021, we had accepted investors’ subscriptions for and issued approximately 153,771,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately

$1,489,418,000, before share repurchases of approximately $123,520,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,618,000.
Over the past year and a half, the United States has been faced with the economic and social impact of the pandemic and increasing demands for racial and gender equality and actions addressing climate change. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual, and his or her ideas and experiences. We encourage diversity in our talent pool, noting that approximately 50% of our senior-level positions are held by women. Taking aim at climate concerns and employees' desire for workplace flexibility, we established a hybrid workplace model. This arrangement provides more flexibility for our employees through the use of collaborative remote technologies and results in a positive impact to the environment through the reduction in commuter transportation by at least 50% and a corresponding reduction in harmful emissions from vehicles. Additionally, effective January 2022, we will lease Class A Office space in a newly constructed building that is intended to deliver a restorative professional environment that cultivates productivity, collaboration, betterment, and balance. The neighborhood in which the new office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so globally. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. Once the building is fully operational, it expects to achieve the WELL Building designation as well as it is tracking for LEED Silver Certification. The new office lease is for approximately 57% less square feet than our current space, further reducing our impact to the environment.
COVID-19 Updates
While the global economy appears to be entering a recovery and operating conditions appear to be improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. We continue to successfully maintain our operations, financial reporting and internal and disclosure controls and procedures. If there is another surge in COVID-19 infection rates or other negative impacts of the global pandemic increase, we do not anticipate that our hybrid or fully remote (if necessary) work environment will have an adverse material impact on our internal controls over financial reporting.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2020 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be more or less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K.
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
Segment Reporting
In accordance with the definition of discontinued operations, our decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result of the Data Center Sale, we no longer have our data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified as assets held for sale, net, and liabilities held for sale, net, respectively, on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020. Additionally, as a result of management's commitment to sell two healthcare properties and signing a purchase and sale agreement with a potential buyer to sell each property in the near future, we classified the properties as held for sale on the condensed consolidated balance sheets as of September 30, 2021. On October 21, 2021, we sold one of the healthcare properties. See Note 18—"Subsequent Events" for additional information.
See Note 2—"Summary of Significant Accounting Policies" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our healthcare reporting segment. We report our financial performance based on one reporting segment—commercial real estate investments in healthcare. As of September 30, 2021 and December 31, 2020, 100% of our consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. Our chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2020 Annual Report on Form 10-K. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement, which were previously incurred while we were externally managed. Now and going forward we will incur additional payroll and overhead related costs. We expect our future operating results will be influenced by the impact of the Internalization Transaction. See Note 5—"Internalization Transaction" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q, for additional information.
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of September 30, 2021, our operating healthcare real estate properties were 96% leased.
Results of Operations
During the three months ended June 30, 2021, the Board made a determination to sell our data center assets. Consistent with the decision, on July 22, 2021, we completed the Data Center Sale for an aggregate sale price of $1,320,000,000 and recognized a gain on sale of approximately $398,560,000 and $395,801,000 for the three and nine months ended September 30, 2021, respectively. We recognized $2,759,000 in transaction costs related to the Data Center Sale during the second quarter of 2021, resulting in the total gain being higher during the three months ended September 30, 2021. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented and qualifies as discontinued operations. The results of operations discussed below reflect the data centers segment presented as discontinued operations.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Number of operating real estate properties (1)	124	122
Leased square feet	5,086,000	4,970,000
Weighted average percentage of rentable square feet leased	96%	93%

(1)As of September 30, 2021, we owned 125 healthcare real estate properties, one of which was under construction. As of September 30, 2021, we had three vacant real estate properties that are currently being marketed for sale or re-tenanting, two of which were classified as held for sale. One of the properties was sold on October 21, 2021. As of September 30, 2020, we owned 124 healthcare real estate properties, two of which were under construction.
The following table summarizes our healthcare real estate activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating real estate properties acquired	—	1	1	2
Operating real estate properties disposed	—	—	—	1
Operating real estate properties placed into service	—	—	1	—
Aggregate purchase price of operating real estate properties acquired	$—	$11,047,000	$25,048,000	$16,077,000
Aggregate cost of operating real estate properties placed into service	$—	$—	$22,140,000	$—
Net book value of properties disposed	$—	$—	$—	$31,982,000
Leased square feet of operating real estate property additions	—	34,000	115,000	49,000
Leased square feet of operating real estate property dispositions	—	—	—	82,000
This section describes and compares our results of operations for the three and nine months ended September 30, 2021 and 2020. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties classified as held for sale. Activities of the Healthcare Properties Held for Sale (as defined above) represent amounts recorded for two healthcare properties classified as held for sale that did not meet the criteria of discontinued operations as of September 30, 2021.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table represents the breakdown of total rental revenue for the three months ended September 30, 2021 and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP, but allows investors and management with other useful metrics to evaluate our performance.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Same store rental revenue	$39,322	$38,144	$1,178	3.1%
Same store tenant reimbursements	2,178	2,029	149	7.3%
Non-same store rental revenue	1,487	59	1,428	2,420.3%
Non-same store tenant reimbursements	(54)	35	(89)	(254.3)%
Healthcare Properties Held for Sale rental revenue	10	322	(312)	(96.9)%
Healthcare Properties Held for Sale tenant reimbursements	24	13	11	84.6%
Other operating income	96	120	(24)	(20.0)%
Total rental revenue	$43,063	$40,722	$2,341	5.7%
•Same store rental revenue increased primarily due to consumer price index base rent escalations at certain same store properties during the three months ended September 30, 2021, lease termination income received from one tenant at a healthcare property, and income received from a new tenant in place at another healthcare property.
•Same store tenant reimbursements increased primarily due to recoveries received from a new tenant at a healthcare property during the three months ended September 30, 2021.
•Non-same store rental revenue increased due to the acquisition of two operating properties and placement of two development properties in service since July 1, 2020, partially offset by a decrease in non-same store rental revenue due to the sale of one operating property since July 1, 2020.
•Non-same store tenant reimbursements decreased due to real estate tax reconciliations bills to be collected from tenants at two healthcare properties were lower than originally estimated resulting in the reversal of previously recognized reimbursements, as well as the sale of one operating property since July 1, 2020, partially offset by the acquisition of two operating properties and placement of two development properties in service since July 1, 2020.
•Healthcare Properties Held for Sale rental revenue decreased because tenants at two healthcare properties vacated their respective spaces since July 1, 2020.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Same store rental expenses	$2,699	$3,621	$(922)	(25.5)%
Non-same store rental expenses	(17)	366	(383)	(104.6)%
Healthcare Properties Held for Sale rental expenses	342	418	(76)	(18.2)%
General and administrative expenses	6,348	3,578	2,770	77.4%
Internalization transaction expenses	—	2,235	(2,235)	(100.0)%
Asset management fees	—	4,218	(4,218)	(100.0)%
Depreciation and amortization	17,259	17,002	257	1.5%
Impairment loss on real estate	10,241	—	10,241	100.0%
Total expenses	$36,872	$31,438	$5,434	17.3%
•Same store rental expenses decreased primarily due to a decrease in property management fees, partially offset by an increase due to a new tenant in place at a healthcare property during the three months ended September 30, 2021. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•Non-same store rental expenses decreased due to real estate tax bills at two healthcare properties were lower than originally estimated resulting in the reversal of previously recognized expense, as well as the sale of one operating property since July 1, 2020, partially offset by the acquisition of two operating properties and placement of two development properties in service since July 1, 2020.
•Healthcare Properties Held for Sale rental expenses decreased primarily because a tenant at one healthcare property that was experiencing financial difficulty vacated the space in March 2021.
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
•Internalization transaction expenses, which consisted primarily of legal fees and fees for other professional and financial advisors,were not incurred in 2021 as a result of the Internalization Transaction closing in 2020.
•Asset management fees were not incurred in 2021 as a result of the Internalization Transaction. Effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Impairment loss on real estate was recorded in the amounts of $10,241,000 related to one healthcare property during the three months ended September 30, 2021.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$975	$1,885	$(910)	(48.3)%
Interest on credit facility	5,477	7,748	(2,271)	(29.3)%
Interest on finance lease	35	10	25	250.0%
Amortization of deferred financing costs	722	856	(134)	(15.7)%
Amortization of discount of deferred liability	163	—	163	100.0%
Notes receivable interest income	(87)	(501)	414	(82.6)%
Amortization of origination fee	256	70	186	265.7%
Other income	(731)	(35)	(696)	1,988.6%
Cash deposits interest	(2)	(18)	16	(88.9)%
Capitalized interest	(84)	(150)	66	(44.0)%
Loss on debt extinguishment	5,013	—	5,013	100.0%
Total interest and other expense, net	$11,737	$9,865	$1,872	19.0%
Income from discontinued operations	$377,191	$5,845	$371,346	6353.2%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021.
•Interest on credit facility decreased due to a decrease in LIBOR interest rates and in the outstanding principal balance on our credit facility.
•Notes receivable interest income decreased due to the pay-off of a $28,000,000 note receivable on July 14, 2021 that was originated on May 28, 2020. Amortization of origination fee increased due to accelerated amortization recorded as a result of the early repayment of the note receivable.
•Other income increased primarily due to an execution of a transaction services agreement to provide property management and asset management services to a third-party in order to manage certain of their properties on July 22, 2021, in connection with the Data Center Sale.
•Loss on debt extinguishment increased due to the payoff of all our healthcare notes payable and a term loan of the credit facility in the amount of $280,000,000 on July 22, 2021 and consisted of loan costs of $3,187,000 and accelerated unamortized debt issuance costs of $1,826,000.
•Income from discontinued operations, which includes revenue, operating expenses, interest expense, debt extinguishment expenses incurred on notes payable repayment on certain data center properties, including defeasance, and gain on sale of the data center properties, increased primarily due to a gain of $398,560,000 on the Data Center Sale during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table represents the breakdown of total rental revenue for the nine months ended September 30, 2021 and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and allows investors and management to evaluate our performance.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Same store rental revenue	$117,673	$114,666	$3,007	2.6%
Same store tenant reimbursements	6,209	5,912	297	5.0%
Non-same store rental revenue	3,774	1,072	2,702	252.1%
Non-same store tenant reimbursements	478	1,022	(544)	(53.2)%
Healthcare Properties Held for Sale rental revenue	567	1,024	(457)	(44.6)%
Healthcare Properties Held for Sale tenant reimbursements	433	61	372	609.8%
Other operating income	98	122	(24)	(19.7)%
Total rental revenue	$129,232	$123,879	$5,353	4.3%
•Same store rental revenue increased primarily due to consumer price index base rent escalations at certain same store properties during the three months ended September 30, 2021, lease termination income received from one tenant at a healthcare property, and income received from a new tenant in place at another healthcare property.
•Same store tenant reimbursements increased primarily due to recoveries received from a new tenant at a healthcare property during the nine months ended September 30, 2021.
•Non-same store rental revenue and tenant reimbursements increased due to the acquisition of three operating properties and placement of two development properties in service since January 1, 2020, partially offset by a decrease in non-same store rental revenue and tenant reimbursements due to the sale of two operating properties since January 1, 2020, and real estate tax bills to be collected from tenants at two healthcare properties were lower than originally estimated resulting in the reversal of previously recognized reimbursements.
•Healthcare Properties Held for Sale rental revenue decreased because tenants at two healthcare properties vacated their respective spaces since January 1, 2020.
•Healthcare Properties Held for Sale tenant reimbursements increased as a result of a restructured lease with a former tenant at one property. Based on the restructured lease, the tenant was obligated to reimburse the majority of the property's operating expense. The tenant vacated the property in July 2021.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Same store rental expenses	$7,764	$10,363	$(2,599)	(25.1)%
Non-same store rental expenses	629	1,205	(576)	(47.8)%
Healthcare Properties Held for Sale rental expenses	1,120	1,071	49	4.6%
General and administrative expenses	19,610	9,960	9,650	96.9%
Internalization transaction expenses	—	3,640	(3,640)	(100.0)%
Asset management fees	—	12,604	(12,604)	(100.0)%
Depreciation and amortization	53,098	52,714	384	0.7%
Impairment loss on real estate	27,166	—	27,166	100.0%
Impairment loss on goodwill	671	—	671	100.0%
Total expenses	$110,058	$91,557	$18,501	20.2%
Gain on real estate disposition	$—	$2,703	$(2,703)	(100.0)%

•Same store rental expenses decreased primarily due to a decrease in property management fees, partially offset by an increase due to a new tenant at a healthcare property during the nine months ended September 30, 2021. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager fees or any other fees arising from the property management and leasing agreement.
•Non-same store rental expenses decreased due to real estate tax bills at two healthcare properties were lower than originally estimated resulting in the reversal of previously recognized expense, as well as the sale of two operating properties since January 1, 2020, partially offset by an increase due to the acquisition of three operating properties and placement of two development properties in service since January 1, 2020.
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
•Internalization transaction expenses, which consisted primarily of legal fees and fees for other professional and financial advisors, were not incurred in 2021 as a result of the Internalization Transaction closing in 2020.
•Asset management fees were not incurred in 2021 as a result of the Internalization Transaction. Effective September 30, 2020, we no longer pay fees to our Former Advisor and its affiliates arising from the advisory agreement.
•Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $27,166,000 and $671,000, respectively, related to three healthcare properties during the nine months ended September 30, 2021.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$4,630	$5,473	$(843)	(15.4)%
Interest on credit facility	19,931	25,801	(5,870)	(22.8)%
Interest on finance lease	102	10	92	920.0%
Amortization of deferred financing costs	2,462	2,483	(21)	(0.8)%
Amortization of discount of deferred liability	272	—	272	100.0%
Notes receivable interest income	(1,096)	(686)	(410)	59.8%
Amortization of origination fee	394	96	298	310.4%
Other income	(1,383)	(36)	(1,347)	3,741.7%
Cash deposits interest	(12)	(169)	157	(92.9)%
Capitalized interest	(278)	(375)	97	(25.9)%
Loss on debt extinguishment	5,013	—	5,013	100.0%
Total interest and other expense, net	$30,035	$32,597	$(2,562)	(7.9)%
Income from discontinued operations	$401,444	$19,600	$381,844	1948.2%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021.
•Interest on credit facility decreased due to a decrease in LIBOR interest rates and in the outstanding principal balance on our credit facility.
•Notes receivable interest income and amortization of origination fee increased due to the origination of a $28,000,000 note receivable on May 28, 2020, that was repaid on July 14, 2021. Amortization of origination fee includes accelerated amortization recorded due to early repayment of the note receivable.
•Other income increased primarily due to an execution of a transaction services agreement to provide property management and asset management services to a third-party in order to manage certain of their properties on July 22, 2021, in connection with the Data Center Sale.

•Loss on debt extinguishment increased due to the payoff of all our healthcare notes payable and a term loan of the credit facility in the amount of $280,000,000 on July 22, 2021 and consisted of loan costs of $3,187,000 and accelerated unamortized debt issuance costs of $1,826,000.
•Income from discontinued operations, which includes revenue, operating expenses, interest expense, debt extinguishment expenses incurred on notes payable repayment on certain data center properties, including defeasance, gain on sale of the data center properties, increased primarily due to a gain of $395,801,000 on the Data Center Sale during the nine months ended September 30, 2021.
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
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include, by way of example, costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit, operating cash generated by the investment, additional equity investments from us, and when necessary, capital reserves. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or, as necessary, to respond to unanticipated additional capital needs.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related notes and investments and funding of capital improvements and tenant improvements, distributions to and repurchases from stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility.
On July 22, 2021, we completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. We paid down our credit facility in the amount of $403,000,000 and repaid all our notes payable (seven data center notes payable and five healthcare notes payable) prior to their maturity for approximately $450,806,000 ($305,161,000 on data center notes payable and $145,645,000 on healthcare notes payable), plus accrued interest and other loan costs, using the proceeds from the dispositions. We believe the material reduction in debt puts us in a strategic position with a flexible balance sheet to use the liquidity available to continue to grow and further diversify our healthcare properties portfolio.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, we expect our principal demands for funds will be for costs to acquire additional real estate properties, interest and principal payments on our credit facility and other borrowings, long-term capital investment demands for our real estate properties and our distributions necessary to maintain our REIT status.

We currently expect to meet our long-term liquidity requirements through proceeds from cash flow from operations and borrowings on our credit facility.
We expect to pay distributions to our stockholders from cash flows from operations, however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Material Cash Requirements
With the net proceeds generated from the Data Center Sale on July 22, 2021, in the amount of $1,295,367,000, we paid down approximately $853,806,000 in debt, plus accrued interest and other loan costs, which included the extinguishment of all property level mortgages, as well as a portion of our term loans and all of the outstanding principal balance of the revolver of our credit facility. After the debt pay down, we have a $520,000,000 term loan outstanding on our credit facility, which matures on December 31, 2024. Additionally, on July 27, 2021, we paid the Former Advisor $7,500,000 Internalization Transaction deferred cash consideration per the purchase agreement's acceleration provisions.
We expect to require approximately $31,499,000 in cash over the next twelve months, of which $15,269,000 will be required for the payment of estimated interest on our outstanding debt, $373,000 related to contingent consideration that resulted from an earn-out arrangement and approximately $15,857,000 will be required to fund capital improvement expenditures on our healthcare properties, including one development project that we expect to complete in January 2022. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of September 30, 2021, we had approximately $75,363,000 in cash and cash equivalents. For the nine months ended September 30, 2021, we paid capital expenditures of $20,323,000 that primarily related to one data center property and three healthcare properties.
As of September 30, 2021, we had material obligations beyond 12 months in the amount of approximately $642,025,000, inclusive of $550,778,000 related to principal and estimated interest on our outstanding debt, $9,057,000 related to capital improvement expenditures on our healthcare properties, $605,000 related to contingent consideration that resulted from an earn-out arrangement and $81,585,000 related to our various lease obligations.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2021, we had $520,000,000 of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of September 30, 2021, we were in compliance with all such covenants and requirements on our credit facility.
In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. As of September 30, 2021, the aggregate notional amount under our derivative instruments was $400,000,000. We have agreements with each derivative counterparty that contain cross-default provisions, if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of September 30, 2021, we were in compliance with all such cross-default provisions.
Credit Facility
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
On July 20, 2021, we, our Operating Partnership, certain of our subsidiaries, KeyBank, and the other lenders listed as lenders in our credit agreement and term loan agreement, entered into third amendments to such agreements to allow for the making of the special distribution. In particular, the third amendments: (i) exclude the special distribution from the distributions limitation of 95% of Funds From Operations, or FFO, when added to the distributions paid in any four consecutive calendar quarters; (ii) provide updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events; and (iii) incorporate language regarding erroneous payments, protecting KeyBank in the event an erroneous payment is made to the other lenders listed as lenders in our credit agreement and term loan agreement.
On September 29, 2021, we, our Operating Partnership, certain of our subsidiaries, KeyBank, and the other lenders listed as lenders in the credit agreement and term loan agreement, entered into a consent letter for our credit agreement and a consent letter for our term loan agreement that accelerated the applicable margin adjustment date on our credit facility, reducing the applicable margin from 2.25% to 1.75%, effective September 29, 2021. Per the current language in the credit agreement, the applicable margin adjustment would not have otherwise taken place until December 1, 2021.
As of September 30, 2021, the maximum commitments available under our credit facility with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $500,000,000 of revolving line of credit, with a maturity date of April 27, 2022, subject to our right for a 12-month extension period.
As of September 30, 2021, the maximum commitments available under our senior unsecured term loan with KeyBank as Administrative Agent for the lenders, or the Term Loan, were $520,000,000, with a maturity date of December 31, 2024. Subject to certain conditions, the Term Loan can be increased to $600,000,000 any time before December 31, 2023. The Term Loan was funded upon the consummation of the REIT Merger on October 4, 2019.
As of September 30, 2021, the maximum commitments available under the KeyBank Credit Facility (including the Term Loan) are $1,020,000,000. Generally, the proceeds of loans made under our credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
During the nine months ended September 30, 2021, we drew $15,000,000 on our credit facility revolver related to a healthcare property acquisition. On July 16, 2021, we repaid $30,000,000 on our credit facility revolver with proceeds primarily from a note receivable in the amount of $28,087,000, consisting of principal and accrued interest. On July 22, 2021, we repaid $403,000,000 on our credit facility, including the term loan portion of the KeyBank Credit Facility in the amount of $280,000,000, with proceeds from the Data Center Sale.
During the nine months ended September 30, 2021, we added six healthcare properties to the unencumbered pool of our credit facility, which increased our total pool availability under our credit facility by approximately $142,780,000.
During the nine months ended September 30, 2021, we removed 21 data center properties from the pool availability of our credit facility due to the Data Center Sale. As a result of removing the properties from the pool availability of our credit facility, the total pool availability decreased by approximately $244,636,000.
As of September 30, 2021, we had a total pool availability under our credit facility of $1,020,000,000 and an aggregate outstanding principal balance of $520,000,000; therefore, $500,000,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of September 30, 2021.
Cash Flows
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change	% Change
Net cash provided by operating activities	$104,816	$80,604	$24,212	30.0%
Net cash provided by (used in) investing activities	$1,263,096	$(55,716)	$1,318,812	2,367.0%
Net cash used in financing activities	$1,359,616	$14,612	$1,345,004	9,204.8%
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

Investing Activities
•Net cash provided by (used in) investing activities increased primarily due to the increase in proceeds from the Data Center Sale, an increase in repayments of notes receivable and a decrease in consideration paid for the Internalization Transaction, offset by an increase in acquisition of real estate properties.
Financing Activities
•Net cash used in financing activities increased primarily due to an increase in payments on notes payable and debt extinguishment as a result of the Data Center Sale, a decrease in net proceeds from the credit facility (primarily as a result of a $403,000,000 repayment on the credit facility with proceeds from the Data Center Sale) and an increase in distributions to common stockholders as a result of special cash distributions, offset by a decrease in repurchases of our common stock. On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and any impact it may have on us, the Board decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we continue to process repurchases due to death or involuntary exigent circumstance in accordance with the terms of our A&R SRP.
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
The following table shows the sources of distributions paid during the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended September 30,
	2021			2020
Distributions paid in cash - common stockholders	$450,143	(1)		$57,321
Distributions reinvested (shares issued)	21,750			23,055
Total distributions	$471,893			$80,376
Source of distributions:
Cash flows provided by operations (2)	$57,458		12%	$57,321	71%
Offering proceeds from issuance of common stock pursuant to the DRIP (2)	21,750		5%	23,055	29%
Proceeds from real estate disposals (2)	392,685		83%	—	—%
Total sources	$471,893		100%	$80,376	100%

(1)Includes a special cash distribution declared by the Board of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021, to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of September 30, 2021, were approximately $7,099,000 for common stockholders. These distributions were paid on October 6, 2021.
For the nine months ended September 30, 2021, we declared and paid distributions of approximately $471,893,000 to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, consisting of a regular distribution of $79,208,000 and a special cash distribution of $392,685,000, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the nine months ended September 30, 2021, of approximately $86,791,000 and $107,945,000, respectively.

For a discussion of distributions paid subsequent to September 30, 2021, see Note 18—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Related-Party Transactions and Arrangements
Prior to the completion of the Internalization Transaction, we had been a party to the advisory and management agreements with our Former Advisor and its affiliates. Pursuant to the agreements with our Former Advisor and its affiliates, we paid certain fees to, or reimbursed certain expenses of, our Former Advisor or its affiliates for acquisition and disposition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 13—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement. As of September 30, 2021, we had no off-balance sheet arrangements.
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
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: amortization of above- and below-market leases, along with the net of right-of-use assets- operating leases and right-of-use assets- finance lease, resulting from above-and below-market leases, straight-line rent, acquisition expenses in connection with business combination transactions, discount amortization related to the deferred liability in connection with the Internalization Transaction, impairment loss on goodwill, (gain) loss on extinguishment of debt, amortization of deferred financing costs and stock-based compensation. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
By excluding acquisition expenses related to business combination transactions, the use of AFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Since AFFO excludes acquisition expenses, it should not be construed as a historic performance measure. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Under GAAP, acquisition expenses related to acquisitions determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income and acquisition expenses associated with transactions determined to be an asset acquisition are capitalized. During 2020, we incurred and paid acquisition expenses in connection with the Internalization Transaction, which consisted of legal fees and other payments to third parties, including professional and financial advisors. All paid and accrued acquisition expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, these fees and expenses and other costs related to such property. As a result, AFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.
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

Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$371,645	$5,264	$390,583	$22,028
Adjustments:
Depreciation and amortization (1)	17,289	28,248	64,843	80,607
Gain on real estate disposition from continuing operations	—	—	—	(2,703)
Gain on real estate dispositions from discontinued operations	(398,560)	—	(395,801)	—
Impairment loss on real estate	10,241	—	27,166	—
FFO attributable to common stockholders	$615	$33,512	$86,791	$99,932
Adjustments:
Amortization of intangible assets and liabilities (2)	13	(2,810)	(1,239)	(4,067)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	189	235	674	702
Straight-line rent (3)	(3,414)	(5,235)	(12,492)	(16,146)
Internalization transaction expenses (4)	—	2,235	—	3,640
Amortization of discount of deferred liability	163	—	272	—
Impairment loss on goodwill (5)	—	—	671	—
Loss on extinguishment of debt	28,751	—	28,751	—
Amortization of deferred financing costs	754	990	2,761	2,883
Stock-based compensation	637	45	1,756	102
AFFO attributable to common stockholders	$27,708	$28,972	$107,945	$87,046
Weighted average common shares outstanding - basic	223,661,774	221,346,730	223,079,613	221,293,405
Weighted average common shares outstanding - diluted	223,661,774	221,346,730	223,079,613	221,335,874
Weighted average common shares outstanding - diluted for FFO	224,652,226	221,406,461	224,044,442	221,335,874
Net income per common share - basic	$1.66	$0.02	$1.75	$0.10
Net income per common share - diluted	$1.66	$0.02	$1.75	$0.10
FFO per common share - basic	$—	$0.15	$0.39	$0.45
FFO per common share - diluted	$—	$0.15	$0.39	$0.45

(1)During the three months ended September 30, 2020, we wrote off in-place intangible assets in the amounts of approximately $3,189,000, by accelerating the amortization of the acquired intangible assets. During the nine months ended September 30, 2021 and 2020, we wrote off in-place lease intangible assets in the amounts of approximately $1,120,000 and $4,673,000, respectively, by accelerating the amortization of the acquired intangible assets.
(2)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, AFFO provides useful supplemental information on the performance of the real estate. During the nine months ended September 30, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible asset. During the three and nine months ended September 30, 2020, we wrote off one below-market lease intangible liability in the amount of approximately $1,974,000 by accelerating the amortization of the acquired intangible liability.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the nine months ended September 30, 2021, we wrote off approximately $70,000 of straight-line rent. During the three and nine months ended September 30, 2020, we wrote off approximately $64,000 of straight-line rent. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
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
(5)During the nine months ended September 30, 2021, we wrote off goodwill related to three reporting units in the amount of approximately $671,000, which was originally recognized as a part of the Internalization Transaction on September 30, 2020, as a result of a business combination. We believe that adjusting for such non-recurring items provides useful supplemental information because such adjustments may not be reflective of ongoing operations and aligns with our analysis of operating performance.
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
In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. As of September 30, 2021, we had 7 interest rate swap agreements outstanding, which mature on various dates from April 2023 to December 2024, with an aggregate notional amount under the swap agreements of $400,000,000. As of September 30, 2021, the aggregate settlement liability value was $8,942,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2021, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $3,892,000. These interest rate swap agreements were designated as hedging instruments.
As of September 30, 2021, of the $520,000,000 total principal debt outstanding, $120,000,000 was subject to variable interest rates, indexed to LIBOR, with an interest rate of 1.8% per annum. As of September 30, 2021, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $600,000 per year. We are monitoring and evaluating the related risks, which include interest on variable rate debt and amounts received and paid on derivative instruments. These risks may arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of variable rate debt or derivative instruments tied to LIBOR may also be impacted by the transition from and discontinuance of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
The following table summarizes our principal debt outstanding related to our credit facility as of September 30, 2021 (amounts in thousands):

September 30, 2021
Variable rate term loans fixed through interest rate swaps	$400,000
Variable rate term loans	120,000
Total principal debt outstanding (1)	$520,000

(1)As of September 30, 2021, the weighted average interest rate on our total debt outstanding was 2.9%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 1, 2021, we granted an aggregate of 40,276 shares of restricted Class A common stock to our five independent directors. Each independent director received 8,055 shares of restricted Class A common stock that vest on a monthly basis over a one-year period from the date of grant. The awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
The foregoing issuance of the restricted shares of our Class A common stock were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2021.
During the three months ended September 30, 2021, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 2021	—	$—	—	$—
August 2021	303,247	$8.20	—	$—
September 2021	—	$—	—	$—
Total	303,247		—

During the three months ended September 30, 2021, we repurchased approximately $2,486,000 of Class A shares, Class I shares and Class T shares of common stock.
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

10.2
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

10.3
Joinder Agreement (Master Credit Facility), dated August 17, 2021, by HCII-330 W. BEN WHITE BOULEVARD, LLC, HCPII-HPI 3100 SW 89th STREET, LLC, HCII-555 MIDTOWNE STREET NE, LLC, HCII-92 BRICK ROAD, LLC, HCII HPI-9800 BROADWAY EXTENSION, LLC, HCPII-TEXAS REHAB HOSPITAL PORTFOLIO, LLC and HCII-HPI HEALTHCARE PORTFOLIO, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 19, 2021, and incorporated herein by reference).

10.4
Joinder Agreement (Term Loan), dated August 17, 2021, by HCII-330 W. BEN WHITE BOULEVARD, LLC, HCPII-HPI 3100 SW 89th STREET, LLC, HCII-555 MIDTOWNE STREET NE, LLC, HCII-92 BRICK ROAD, LLC, HCII HPI-9800 BROADWAY EXTENSION, LLC, HCPII-TEXAS REHAB HOSPITAL PORTFOLIO, LLC and HCII-HPI HEALTHCARE PORTFOLIO, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 19, 2021, and incorporated herein by reference).

10.5†
Form of Amended Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 12, 2021	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)