Form 10-K
period 2021-12-31
Sila Realty Trust, Inc.
filed 2022-03-29
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
SILA REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Water Street, Suite 800 Tampa, FL 33602	(813)-287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	N/A
(Former address, if changed since last report)	(Former name and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
As of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 166,993,000 shares of Class A common stock, 12,860,000 shares of Class I common stock, 39,909,000 shares of Class T common stock and 3,424,000 shares of Class T2 common stock held by non-affiliates, for an aggregate market value of approximately $1,451,169,000, $111,753,000, $346,809,000 and $29,755,000, respectively, assuming a market value of $8.69 per share of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, based on the Registrant's estimated per share net asset value as of June 30, 2021, of the Registrant's common stock established by the Registrant's board of directors at that time.
As of March 18, 2022, there were approximately 167,685,000 shares of Class A common stock, 16,045,000 shares of Class I common stock, 40,440,000 shares of Class T common stock and 467,000 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2022 annual stockholders meeting, which is expected to be filed no later than April 30, 2022, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
General Description of Business and Operations
Sila Realty Trust, Inc. is a Maryland corporation that was formed on January 11, 2013, and has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of our business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. Sila Realty Trust, Inc. is the sole general partner and owns directly, all of the interests in the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., our Operating Partnership and all wholly-owned subsidiaries.
Prior to September 30, 2020, our Former Advisor was responsible for managing our affairs on a day-to-day basis and for identifying and making investments on our behalf pursuant to an advisory agreement among us, the Operating Partnership and our Former Advisor. On July 28, 2020, we and the Operating Partnership entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, to provide for the internalization of the external management functions previously performed for us and the Operating Partnership by our Former Advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, we closed the Internalization Transaction. Effective September 30, 2020, as a result of the Internalization Transaction, our Former Advisor is no longer affiliated with us.
Upon completion of the Internalization Transaction, individuals who were previously employed by an affiliate of our Former Advisor became employees of us and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement.
Our objective is to invest primarily in quality income-producing commercial real estate properties, with a focus on healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities. Prior to July 22, 2021, we also invested in data centers, however we sold all of our data centers on July 22, 2021. See further discussion about the data centers sale under the Disposition of Data Center Properties section below.
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3 (each, a “DRIP Offering” and together the "DRIP Offerings") since November 2017. As of December 31, 2021, we had accepted investors’ subscriptions for and issued approximately 154,482,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,495,252,000, before share repurchases of $126,484,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,627,000.
SC Distributors, LLC, an affiliate of our Former Advisor, or our Dealer Manager, served as the dealer manager of our Offerings. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer affiliated with us. The Dealer Manager received fees for services related to our Offerings. We continue to pay the Dealer Manager a distribution and servicing fee with respect to Class T2 shares that were sold in our Offerings. Effective December 31, 2021, we no longer pay the Dealer Manager a distribution and servicing fee with respect to our Class T shares.
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
As of December 31, 2021, we owned 125 real estate healthcare properties, comprising of approximately 5,245,000 rentable square feet of single-tenant and multi-tenant commercial space located in 54 metropolitan statistical areas, or MSA, and two micropolitan statistical areas, or µSA. As of December 31, 2021, the rentable space of these real estate healthcare properties was 99.5% leased. Additionally, we owned one land parcel held for sale that formerly contained a healthcare property and two undeveloped land parcels as of December 31, 2021.

We have historically established, and intend to continue to establish, an estimated per share net asset value, or Estimated Per Share NAV, on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors, or the Board, after consultation with an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by the Board for the last three years as of each valuation date presented below:

Valuation Date	Effective Date	Estimated Per Share NAV
October 31, 2019	December 18, 2019	$8.65
September 30, 2020	December 8, 2020	$8.69
May 31, 2021	July 26, 2021	$9.95	(1)
May 31, 2021	July 26, 2021	$8.20	(1)
(1)On July 22, 2021, we announced the Estimated Per Share NAV that the Board, at the recommendation of our audit committee, or the Audit Committee, approved on July 20, 2021, which was calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the new Estimated Per Share NAV is $8.20.
The Estimated Per Share NAV was determined after consultation with Cushman & Wakefield of Pennsylvania, LLC, or Cushman & Wakefield, an independent third-party valuation firm. Cushman & Wakefield prepared an appraisal report, or the Appraisal Report, summarizing key information and assumptions and providing an appraised value on 124 of the 154 properties, or the Cushman & Wakefield Appraised Properties, in our portfolio as of May 31, 2021. Cushman & Wakefield also prepared a net asset value report, or the NAV Report, and, together with the Appraisal Report, or the Reports, which estimates the NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock as of May 31, 2021.
Cushman & Wakefield employed the income capitalization approach and sales comparison approach to estimate the value of the Cushman & Wakefield Appraised Properties.
Income Capitalization Approach – This first determines the income-producing capacity of a property by using contract rents on existing leases and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The resulting net operating income is divided by an overall capitalization rate to derive an opinion value. This method is referred to as Direct Capitalization. Related to the Direct Capitalization method is the Discounted Cash Flow method, in which periodic cash flows are discounted to a present value using an internal rate of return that is determined by analyzing current investor yield requirements for similar investments. Cushman & Wakefield utilized the Income Capitalization Approach to estimate the value for 120 of 124 Appraised Properties. The following summarizes the key assumptions that were used in the discounted cash flow and direct capitalization methods to arrive at the appraised value of the Cushman & Wakefield Appraised Properties:

	Range		Weighted Average
Terminal Capitalization Rate	6.75%	7.75%	6.97%
Discount Rate	7.75%	8.75%	7.81%
Direct Capitalization Rate	5.50%	8.50%	6.81%
Income and Expense Growth	2.00%		2.00%
Cushman & Wakefield used the contract purchase price, less estimated transaction costs, for the value of the 29 data center properties that were a part of the Data Center Sale (as defined below).
Sales Comparison Approach – The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes. Cushman & Wakefield utilized the Sales Comparison Approach to estimate the value for 4 of 124 Appraised Properties.
The Appraisal Report summarizes key inputs and assumptions and provides a value for each of the Cushman & Wakefield Appraised Properties that Cushman & Wakefield appraised using financial information provided by us. From such review, Cushman & Wakefield selected the appropriate cash flow discount rates, residual discount rates, and terminal capitalization rates in its discounted cash flow analysis and the appropriate direct capitalization rate in its direct capitalization analysis. For the Sales Comparison Approach, Cushman & Wakefield used a unit of comparison such as price per square foot of building area or effective gross income multiplier.

Disposition of Data Center Properties
During the second quarter of 2021, the Board made a determination to focus upon our healthcare properties and decided to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of 29 data center properties owned by us, which constituted the entirety of our data center segment. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, we have classified the assets and liabilities related to the data center segment as assets held for sale, net, and liabilities held for sale, net, on the consolidated balance sheet as of December 31, 2020. As of December 31, 2021, we had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for all years presented.
On July 22, 2021, we completed the sale of all 29 of our data center properties, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for further discussion. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
Other Key Developments during 2021 and Subsequent
•Using proceeds received from the Data Center Sale, we paid off all our notes payable (seven data center notes payable and five healthcare notes payable), with an outstanding principal balance of $450,806,000 ($305,161,000 outstanding principal balance on data center notes payable and $145,645,000 outstanding principal balance on healthcare notes payable) at the time of repayment and repaid $403,000,000 on our credit facility in order to reduce leverage and to position us for future growth. The outstanding principal balance on data center notes payable in the amount of $305,161,000 was required to be paid off in order to consummate the Data Center Sale, while the outstanding principal balance on healthcare notes payable in the amount of $145,645,000 was paid off at our sole discretion.
•During the year ended December 31, 2021, we purchased four operating healthcare properties, comprising approximately 186,000 of rentable square feet and two undeveloped land parcels for an aggregate purchase price of approximately $71,472,000. The two undeveloped land parcels are an aggregate of 1.52 acres and up to 73,829 square feet of space could be developed. In addition, we placed one operating healthcare property into service.
•During the year ended December 31, 2021, we sold two healthcare properties for an aggregate sale price of $13,120,000 and generated net proceeds of $12,642,000.
•On February 8, 2022, we placed one operating healthcare property into service.
•On February 10, 2022, we sold one land parcel that formerly contained a healthcare property for $24,000,000. Our net proceeds at closing from the disposition were approximately $22,876,000, after transaction costs and other prorations, subject to additional transaction costs paid subsequent to the closing date.
•On February 15, 2022, we, the Operating Partnership and certain of our subsidiaries, entered into a senior unsecured revolving credit agreement, or the New Revolving Credit Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments available of up to $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the New Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The New Revolving Credit Agreement was entered into to replace our prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the New Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit. Simultaneously with the New Revolving Credit Agreement’s execution, on February 15, 2022, we, the Operating Partnership, and certain of our subsidiaries, entered into the senior unsecured term loan agreement, or the New Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders. The New Term Loan Agreement was fully funded at closing, and is made up of aggregate commitments of $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The New Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The New Term Loan Agreement was entered into to replace our prior term loan, which was paid off in its entirety upon closing of the New Revolving Credit Agreement and the New Term Loan Agreement. We refer to the New Revolving Credit Agreement and the New Term Loan Agreement together as our “Unsecured Credit Facility,” which have aggregate commitments available of $800,000,000.
•On March 10, 2022, we purchased one operating healthcare property, comprising approximately 45,624 of rentable square feet for an aggregate purchase price of approximately $19,430,000.
•As of March 18, 2022, we owned 126 real estate healthcare properties, comprising approximately 5,335,000 rentable square feet of single-tenant and multi-tenant commercial space located in 54 metropolitan statistical areas, or MSA, and two micropolitan statistical areas, or µSA. As of March 18, 2022, the rentable space of our healthcare properties was 99.4% leased. Additionally, we owned two undeveloped land parcels as of March 18, 2022.
•As of March 18, 2022, we had an outstanding principal balance of $485,000,000 under our Unsecured Credit Facility.
Investment Objectives and Policies
Our primary investment objectives are to:
•acquire high quality healthcare properties leased to tenants along the continuum of care, capitalizing on critical and structural economic growth drivers;
•pay regular cash distributions to stockholders;
•preserve, protect and return capital contributions to stockholders;
•realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and
•be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.
We cannot assure stockholders that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, we have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of the Board. The Board may revise our investment objectives and policies if it determines it is in the best interest of our stockholders.
Investment Strategy
We focus our investment activities on acquiring mission critical net-leased properties that are primarily in the healthcare sector. We expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria, provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us to fail to maintain our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940.
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
To the extent feasible, we will continue to seek to achieve a well-balanced portfolio of real estate investments that is diversified by tenancy, geographic location, age and lease maturities. We also intend to focus on acquiring properties exclusively in the high-growth healthcare sector. We expect that tenants of our properties will be diversified between national, regional and local companies.
Creditworthy Tenants
We expect the tenants and/or sponsors of the tenants of our healthcare properties to be creditworthy national or regional companies generally with high net worth and high operating income.

A tenant is considered creditworthy if it has a financial profile that we believe meets our criteria. In evaluating the creditworthiness of a tenant or prospective tenant, we will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or sponsor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and other lease terms at the time of the property acquisition.
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by: (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease; (3) monitoring news reports and other available information regarding our tenants and their underlying businesses; (4) monitoring the timeliness of rent collections; and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the year ended December 31, 2021, and subsequent, through the day of this Annual Report on Form 10-K, certain of our tenants experienced a deterioration in their creditworthiness, however, none of these tenants are material to our overall portfolio.
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
A majority of our acquisitions generally have lease terms of six years or longer at the time of the property acquisition. As of December 31, 2021, the weighted average remaining lease term of our properties was 9.5 years. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent periodically during the lease term.
Investment Decisions
We may purchase, without the specific prior approval of the Board, properties with a purchase price of less than $25,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $25,000,000, investment decisions will be made by the Board.
In evaluating and presenting investments for approval, we, to the extent such information is available, consider and provide to the Board, with respect to each property, the following:
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
Investing in and Originating Loans
Our criteria for originating or acquiring loans are substantially the same as those involved in our investment in properties. We may invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by the Board.
Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by the Board, including a majority of our independent directors, unless substantial justification exists, as determined by the Board, including a majority of our independent directors. The Board may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which it believes there is a high probability of our foreclosure upon the property or we intend to foreclose upon the property in order to acquire the underlying assets.
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
We may, with the prior approval of the Board, dispose of an asset or asset portfolios with a contract sale price of $15,000,000 or less, using the greater of (i) the most recent net asset value for such asset or asset portfolio, as determined by an independent third-party expert and (ii) the contract sale price of such asset or asset portfolio. Where the sale price is greater than $15,000,000, decisions will be made by the Board.
The sale price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the capitalization rate applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by the area in which the property being sold is located and the then-prevailing economic conditions.
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
Financing Strategy and Policies
We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt. We intend to limit our aggregate borrowings to 50% of the fair market value of our assets, unless excess borrowing is approved by the Board.
Distribution Policy
The amount of distributions we pay to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.
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

See Part II, Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions," for further discussion on distribution rates approved by the Board.
Insurance
See the section captioned “—Description of Leases” above.
Competition
As we continue to purchase properties for our portfolio, we are in competition with other potential buyers (some of whom have more cash, available liquidity, and/or offer competitive advantages against us in the acquisition of properties) for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we determine to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk and Significant Leases
As of December 31, 2021, we had cash on deposit, including restricted cash and escrowed funds, in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
As of December 31, 2021, 100% of our consolidated revenues from continuing operations were generated from real estate investments in healthcare properties.
Based on leases of our properties in effect as of December 31, 2021, one exposure to tenant concentration accounted for 10% or more of our rental revenue from continuing operations as of December 31, 2021. The following table shows the tenant that accounted for 10% or more of our rental revenue from continuing operations as of December 31, 2021:

Tenant	Total Number of Leases	Leased Sq Ft	2021 Rental Revenue (in thousands)(1)	Percentage of 2021 Rental Revenue
Post Acute Medical, LLC (2)	15	708,817	$28,060	16.2%

(1)Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
(2)The following leases are under common control of Post Acute Medical, LLC:

Tenant	Lease Expiration Date
Post Acute Medical at Hammond, LLC	05/22/2036
PAM II of Covington, LLC	05/22/2036
Post Acute Medical of New Braunfels, LLC	05/22/2036
Post Acute Medical at Victoria, LLC	05/22/2036
Warm Springs Rehabilitation Hospital of Victoria, LLC	05/22/2036
Warm Springs Specialty Hospital of San Antonio, LLC	01/31/2037
*	08/31/2036
*	08/31/2036
*	01/31/2027
*	04/30/2033
*	05/31/2036
PAM Squared at Las Vegas, LLC	12/05/2037
Post Acute Medical at Luling, LLC	07/31/2030
Clear Lake Institute for Rehabilitation, LLC	05/06/2035
Heartland Rehabilitation Hospital, LLC	12/31/2034

*Confidential tenant.
Based on leases of our properties in effect as of December 31, 2021, the following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our rental revenue from continuing operations as of December 31, 2021:

Location	Total Number of Leases	Leased Sq Ft	2021 Rental Revenue (in thousands)(1)	Percentage of 2021 Rental Revenue
Houston-The Woodlands-Sugar Land, TX	5	490,742	20,384	11.8%
	5	490,742	$20,384	11.8%

(1)Based on the total rental revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
Governmental Regulations
Our real estate properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, zoning regulations, building codes and land use laws and building, accessibility, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us.
Environmental Matters
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take all reasonable steps to fully comply with these laws, including obtaining environmental assessments of all properties that we acquire. We obtain Phase I Environmental Assessment Reports, and as needed, further environmental due diligence, including but not limited to Phase II Environmental Assessment Reports, upon each property acquisition, and, if determined necessary, during our period of ownership, to ensure that the properties that we acquire and own are free of environmental contamination and hazardous substances. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability, for third-party bodily injury and property damage claims.
Taking aim at climate concerns and employees' desire for workplace flexibility, we established a hybrid workplace model. This arrangement provides more flexibility for our employees through the use of collaborative remote technologies and results in a positive impact to the environment through the reduction in commuter transportation, which results in a reduction in harmful emissions from vehicles. Additionally, effective January 2022, we are leasing Class A Office space in a newly constructed building that intends to deliver a restorative professional environment that cultivates productivity, collaboration, betterment, and balance. The neighborhood in which the new office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so globally. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. The building expects to achieve the WELL Building designation as well as the LEED Silver Certification in the second quarter of 2022. The new office lease is approximately 57% less square feet than our previous office space, further reducing our impact to the environment.
Social and Governance Matters
Corporate Culture: Our core values are essential to the Company's culture. The values are critical to the success of the Company and are aligned with the Company's mission and vision statements. They define expectations for how all employees collaborate, communicate, interact and perform their roles within the Company. They describe for each employee the expectation of how "I ACT" and that is with Integrity, with Accountability, with transparent and honest Communication and embracing Teamwork. Our strong tone at the top begins with the Board, which has demonstrated its focus on advancing openness, honesty, fairness and integrity within the Company. Ethical behavior is an important cornerstone of our Company’s continued success and each of us has an obligation to report any accounting irregularity, theft, discrimination, harassment or other violation of the law. We are committed to creating an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to speak up, ask for guidance, and report concerns.
Core Values: We believe that our employees are aligned around core values that inspire our behavior as individuals and as an organization. We continue to prioritize having "The Right People, In The Right Places, Doing The Right Things." This year, we received tenth place in the Tampa Bay Business Journal 2021 Best Places to Work award in the Large Business Category. The survey results from the competition revealed that our employees feel heard and appreciated.
Social Impact and Community: Our mission is to engage, inspire, and empower our employees to make a positive impact on our community where we work and live. We strive to support each of our employees in engaging in the community in areas where they are passionate about and taking on causes that are personally meaningful to them. Employees are encouraged to drive positive change by dedicating their time and money to non-profit organizations. The Company has a volunteer program whereby employees are provided three paid days each year to use for service to the community. Our social impact programs are in support of several non-for-profit organizations, such as Leukemia and Lymphoma Society, Humane Society and Fisher House Foundation.
Human Capital Resources
As of December 31, 2021, we had 63 employees, of which approximately 68% were female and 32% were male. Additionally, as of December 31, 2021, minorities represented approximately 22% of our workforce. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual, and his or her ideas and experiences. We encourage diversity in our talent pool, noting that approximately 43% of our senior-level positions are held by women. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation and benefits program is designed to attract and retain talent and we review our compensation and benefits against market and industry benchmarks to ensure they are competitive. Our employees are offered significant flexibility to meet personal and family needs.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this respect, among other things, unless exempted (prospectively or retroactively) by the Board, no person may own (i) more than 9.8% in value of the aggregate of our outstanding shares (of any class or series, including common shares or preferred shares) of stock, or (ii) more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of only our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.
Our charter permits the Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits the Board to issue up to 510,000,000 shares of common stock, of which 185,000,000 are designated as Class A shares, 75,000,000 are designated as Class I shares, 175,000,000 are designated as Class T shares, and 75,000,000 are designated as Class T2 shares, and 100,000,000 shares of preferred stock. In addition, the Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, the Board could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
The Board may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investments.
Our charter requires that the Board review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment objectives and strategies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by the Board without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 610,000,000 shares of stock, of which 510,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, the Board may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of the Board. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in a private offering of securities to institutional investors, (iv) issue restricted shares of our common stock to our independent directors and employees, (v) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of the Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.
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
The MGCL, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company. We are subject to the Maryland Business Combination Act, which may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws, under the Maryland Control Share Acquisition Act, exempt any person from acquisition of our common stock. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

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
•tenant turnover, technological changes and changes in supply of or demand for similar or competing properties in an area;
•an increase in remote working; changes in the willingness of employees to commute; changes in the cost or availability of insurance; changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; changes in tax, real estate, environmental and zoning laws; and periods of high interest rates and tight money supply.
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
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns or natural disasters in that geographic area or industry.
As of December 31, 2021, we owned 125 real estate healthcare properties, located in 54 MSAs, and two µSAs, one of which accounted for 10.0% or more of our revenue for the year ended December 31, 2021. Properties located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.8% of our rental revenue from continuing operations for the year ended December 31, 2021. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of December 31, 2021, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2021. The leases with tenants under common control of Post Acute Medical, LLC accounted for 16.2% of rental revenue from continuing operations for the year ended December 31, 2021.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the year ended December 31, 2021, approximately 14.8% of our total rental revenue from continuing operations was derived from tenants that had an investment grade credit rating from a major ratings agency, 6.2% of our total rental revenue from continuing operations was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 79.0% of our total rental revenue from continuing operations was derived from tenants that were not rated. Approximately 23.2% of our total rental revenue from continuing operations was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Further, as it relates to our healthcare properties, such a crisis could (i) diminish the public trust in healthcare facilities, (ii) require tenants pursuant to governmental order, or cause patients to, cancel elective procedures, (iii) significantly increase the cost burden faced by our tenants, including if they are required to increase staffing, pay overtime, premiums or incentives to workers or incur other material increases in the cost of labor, expend unanticipated and increased amounts on personal protective equipment, and/or temporarily shut down facilities and implement social distancing, quarantines or stay-at-home orders, (iv) result in a shortage of healthcare workers and staff; (v) impact our, or our tenants’ ability, to recruit and retain key employees, including as a result of any applicable federal, state or local vaccine mandates or other requirements, which may result in disruptions to business or operations, and/or (vi) cause a temporary shutdown or diversion of patients of our tenants by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, all of which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions.
The extent to which our business may be affected by COVID-19 will largely depend on future developments with respect to the continued spread and treatment of the virus and the response and impact of governments, which we cannot predict.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of such properties. From time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although a substantial portion of our tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
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
We have acquired and developed properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire a property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter, which complies with the NASAA REIT Guidelines limitation restricting us from investing more than 10% of our total assets in unimproved real property. For purposes of this paragraph, "unimproved real property" is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.
Costs of complying with governmental laws and regulations, including those relating to environmental protection, human health and safety and disability accommodation, may adversely affect our income and the cash available for any distributions.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection, human health and safety and disability accommodation. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. They also may impose restrictions on the manner in which real property may be used or businesses may be operated. The costs of complying with these laws and regulations may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Risks Associated with Investments in the Healthcare Property Sector
Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amount available for distributions to our stockholders.
Our current and potential healthcare properties and our tenants may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market and telemedicine are disrupting "agents" in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. Our tenants’ failure to compete successfully with other healthcare practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Compliance with and changes to healthcare laws and regulations could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to make rent payments and meet obligations to us.
Federal, state and local laws, statutes and regulatory policies, including the Patient Protection and Affordable Care Act of 2010, and any future changes and decisions, may impact one or more specific providers that lease space in any of our properties. In addition, many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through a certificate of need, or CON, laws, which may include regulation of certain licenses, medical equipment, and capital expenditures. Similarly, tenants of our healthcare properties may become subject to legal claims that their services have resulted in patient injury or other adverse effects in violation of applicable laws, including the Health Insurance Portability and Accountability Act. Such claims may cause our tenants to incur punitive damages arising from professional liability and general liability claims and/or become subject to governmental investigations, enforcement actions or litigation.
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
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services; particularly as telemedicine and telehealth gain popularity; changes in third party reimbursement methods and policies; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers; staffing shortages and increases in wages as well as inflation in the cost of supplies; regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act and other healthcare reform laws and federal court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates; increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on entities; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect demand for healthcare facilities by potential future tenants and/or the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, operation, and our ability to make distributions to our stockholders.
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.
Although, technically, the Board may approve unlimited levels of debt, our charter generally limits our ability to incur debt to no greater than 300% of our net assets before deducting depreciation, reserves for bad debts or other non-cash reserves (equivalent to approximately 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.
We incur borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have obtained a credit facility and may obtain other similar financing arrangements in order to acquire properties. We may also decide to later further leverage our properties. We may pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service debt, then the amount available for distribution to our stockholders may be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders at our current level.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level.
The London Inter-bank Offered Rate, or LIBOR, and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that may affect our interest expense and ability to hedge our interest rate risk.
The Financial Conduct Authority, or the FCA, which regulates LIBOR, announced LIBOR rates will permanently cease to be provided or no longer be representative after June 30, 2023. As a result, the Alternative Reference Rates Committee was established, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to LIBOR in derivatives and other financial contracts. ICE Benchmark Administration , or the IBA, the administrator of LIBOR, plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023.
After the LIBOR cessation date, we will not know if SOFR will fluctuate in the same manner as LIBOR once did, or if our interest expense would have been lower if LIBOR continued to be our reference rate. Given the uncertainty as to how SOFR will fluctuate as the new reference rate, we may experience higher interest expense than if LIBOR had remained the reference rate. While we expect LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the IBA. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.
Effective February 15, 2022, we have no LIBOR-rate debt. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election.
We have interest rate swap agreements that are indexed to LIBOR and they will need to enter into bilateral agreements with our swap counterparties to institute a fallback reference rate. It is expected that most market participants will transition to compounded SOFR as the new reference rate for derivative contracts. Such transition may impact the effectiveness of the hedging instruments as the reference rate for the Unsecured Credit Facility (Term SOFR) will be different than the reference rate for our interest rate swaps (compounded SOFR).
Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. International conflicts and resultant U.S. response, including financial sanctions, may also disrupt credit markets. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to reduce the number of properties we can purchase and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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
If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the taxable year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional corporate-level tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of stockholders' investments.
To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our forgoing otherwise attractive investment opportunities.
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90% of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of: (a) 85% of our ordinary income for that year; (b) 95% of our capital gain net income for that year; and (c) any undistributed taxable income from prior periods, ((a) through (c), collectively, the “Required Distribution”), we would have to pay a 4% nondeductible excise tax on the excess of the Required Distribution over the sum of (x) the amounts that we actually distributed; and the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which could result in stockholders having tax liabilities from such distributions in excess of the cash they receive. It is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock, and therefore our stockholders would need to use funds from another source to pay such tax liability.
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes recognize taxable income in the amount reinvested in our shares, to the extent such amount does not exceed our earnings and profits. As a result, unless stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on distributions reinvested in our shares.
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
We have and may continue to purchase properties and lease them back to the sellers of such properties. While we will structure any such sale-leaseback transaction such that the lease will be characterized as a true lease, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides the Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. The Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
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
We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status and would have a material adverse impact on us.
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
There is currently no public market for our shares. Although we presently intend to consider alternatives for providing liquidity to our stockholders no later than five to seven years after the termination of the primary offering of our initial public offering (from November 24, 2022 to November 24, 2024), we do not have a fixed date or method for providing stockholders with liquidity, and our completion of a liquidity event is not guaranteed. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If our stockholders are able to find a buyer for their shares, our stockholders likely will have to sell them at a substantial discount to their purchase price. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and the Board may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. The restrictions of our share repurchase program limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. We can only repurchase shares due to death or involuntary exigent circumstance in accordance with our share repurchase program, subject in each case to specified terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the limitations of our share repurchase program.
It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of a certain date. The Estimated Per Share NAV of each of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock is an estimate as of a certain time and may not reflect the value that stockholders will receive for their investment. The Estimated Per Share NAV is determined by an independent third-party valuation firm, the engagement of which is approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Some of these estimates and assumptions relate to potential, future events and expectations, so they are inherently subject to inaccuracy and differences from actual results. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles in the United States on America, or GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that: (i) a stockholder would be able to resell his or her shares at the Estimated Per Share NAV; (ii) a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company; (iii) our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange; (iv) a different independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or (v) the methodology used to estimate our NAV per share would be acceptable to FINRA or comply with ERISA reporting requirements.
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
Our properties are concentrated in, and we expect to continue to acquire commercial real estate located in the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States real estate market include, but are not limited to: financial performance and productivity of, among others, the publishing, advertising, financial, technology, retail, insurance and real estate industries; business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative workplaces; infrastructure quality; any oversupply of, or reduced demand for, real estate; concessions or reduced rental rates under new leases for properties where tenants defaulted; increased insurance premiums; and increased interest rates.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2021, our cash flows provided by operations of approximately $136,942,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $100,748,000, of which $73,164,000 was cash and $27,584,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. Additionally, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000. For the year ended December 31, 2020, our cash flows provided by operations of approximately $112,838,000 covered 100% of our distributions paid (total distributions were approximately $107,070,000, of which $76,517,000 was cash and $30,553,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1001 Water Street, Suite 800, Tampa, Florida 33602. As of December 31, 2021, we owned a portfolio of 125 real estate properties, one land parcel held for sale that formerly contained a healthcare property and two undeveloped land parcels, located in 54 MSAs and two µSAs, composed of approximately 5,245,000 rentable square feet of commercial space. As of December 31, 2021, 112 of our real estate properties were single-tenant and 12 of our real estate properties were multi-tenant. As of December 31, 2021, we had one property under development that was placed in service on February 8, 2022 and had two leases executed with lease commencement dates of March 1, 2022 and June 1, 2022, respectively. The one land parcel that was held for sale as of December 31, 2021, that formerly contained a healthcare property, was sold on February 10, 2022. As of December 31, 2021, 99.5% of our rentable square feet was leased, with a weighted average remaining lease term of 9.5 years. As a result of the Data Center Sale, we no longer have a data centers segment. As of December 31, 2021, all of our real estate investments are in healthcare properties and undeveloped land parcels.
Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2021:

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	07/31/2014	1993	—	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	10/29/2014	2001	—	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	12/17/2014	2004	—	100%	22,200	(1)
Stoughton Healthcare Facility	Boston-Cambridge-Newton, MA-NH	12/23/2014	1973	1997	100%	180,744	(1)
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	8,268	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	01/27/2015	2009	—	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	02/17/2015	2014	—	100%	54,568	(1)
Clarion Healthcare Facility	Pittsburgh, PA	06/01/2015	2012	—	100%	33,000	(1)
Webster Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	06/05/2015	2015	—	100%	53,514	(1)
Houston Healthcare Facility II (2)	Houston-The Woodlands-Sugar Land, TX	06/30/2015	(2)	(2)	—%	—	—
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2010	—	100%	51,000	(1)
Cincinnati Healthcare Facility II	Cincinnati, OH-KY-IN	07/22/2015	1960	2014	100%	139,428	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2014	—	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	07/24/2015	2007	—	100%	33,217	(1)
Luling Healthcare Facility	Austin-Round Rock, TX	07/30/2015	2002	—	100%	40,901	(1)
Omaha Healthcare Facility	Omaha-Council Bluffs, NE-IA	10/14/2015	2014	—	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	11/20/2015	2005	2010	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	11/20/2015	2005	—	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	12/23/2015	1998	2007/2015	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	12/29/2015	1985	1998/2003	100%	94,076	(1)
Oklahoma City Healthcare Facility II	Oklahoma City, OK	12/29/2015	1994	1999	100%	41,394	(1)
Edmond Healthcare Facility	Oklahoma City, OK	01/20/2016	2002	—	100%	17,700	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	01/27/2016	2006	—	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	01/27/2016	2007	—	100%	8,762	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	02/03/2016	1995	1999	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	02/11/2016	2008	—	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	03/01/2016	2018	—	100%	47,008	—
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	03/07/2016	2007	—	100%	14,676	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	06/22/2016	2016	—	100%	102,978	(1)
Las Vegas Healthcare Facility	Las Vegas-Henderson-Paradise, NV	06/24/2016	2017	—	100%	56,220	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	06/30/2016	1997	2008	100%	62,857	(1)
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	11/01/2016	1995	—	100%	89,139	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	12/07/2016	2008	—	77%	81,992	(1)
Corpus Christi Healthcare Facility	Corpus Christi, TX	12/22/2016	1992	—	100%	25,102	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	03/30/2017	2002	—	100%	24,722	(1)
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	—	100%	42,627	—
Austin Healthcare Facility	Austin-Round Rock, TX	03/31/2017	2012	—	100%	66,095	(1)
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	03/31/2017	1991	—	100%	61,000	—
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	06/29/2017	2012	—	100%	44,746	—
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	08/25/2017	2005	—	100%	25,892	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	09/20/2017	2007	—	100%	19,184	(1)
Saginaw Healthcare Facility	Saginaw, MI	12/21/2017	2002	—	100%	87,843	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	04/27/2018	2015	—	100%	21,990	(1)
Katy Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	06/08/2018	2015	—	100%	34,296	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	09/26/2018	2014	—	100%	18,116	(1)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	09/26/2018	2011	—	100%	20,990	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1992/1999	—	100%	104,419	(1)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	10/17/2018	1983	—	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1995	—	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	2009	—	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	11/26/2018	2008	—	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	11/28/2018	2004	—	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	11/28/2018	1992	—	100%	12,745	(1)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	08/16/2019	2016	—	100%	16,425	(1)
Laredo Healthcare Facility	Laredo, TX	09/19/2019	1998	—	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	09/19/2019	1998	—	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	09/19/2019	2013	—	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	09/19/2019	1998	—	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	10/04/2019	2012	—	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	10/04/2019	2013	—	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	10/04/2019	2008	—	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	10/04/2019	2007	—	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	10/04/2019	2011	—	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock, TX	10/04/2019	2006	—	100%	18,275	(1)
Bellevue Healthcare Facility	Green Bay, WI	10/04/2019	2010	—	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	2005	100%	9,800	(1)
Bridgeton Healthcare Facility	St. Louis, MO-IL	10/04/2019	2012	—	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	10/04/2019	1984	—	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2004	2010	100%	5,685	(1)
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	—	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	10/04/2019	2005	—	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Lakewood, CO	10/04/2019	1962	2018	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	10/04/2019	2009	—	100%	12,163	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	10/04/2019	1999	—	100%	5,200	(1)
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR-MO	10/04/2019	1994	2009	100%	55,740	(1)
Fort Myers Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	1999	—	100%	32,148	(1)
Fort Myers Healthcare Facility II	Cape Coral-Fort Myers, FL	10/04/2019	2010	—	100%	47,089	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2005	—	100%	9,017	(1)
Frankfort Healthcare Facility	Lexington-Fayette, KY	10/04/2019	1993	—	100%	4,000	(1)
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	2020	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	10/04/2019	2010	—	100%	15,462	(1)
Hammond Healthcare Facility	Hammond, LA	10/04/2019	2006	—	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	10/04/2019	2004	—	100%	23,835	(1)
Harlingen Healthcare Facility	Brownsville-Harlingen, TX	10/04/2019	2007	—	100%	38,111	—
Henderson Healthcare Facility	Las Vegas-Henderson-Paradise, NV	10/04/2019	2000	—	100%	6,685	(1)
Houston Healthcare Facility III	Houston-The Woodlands-Sugar Land, TX	10/04/2019	1998	2018	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	10/04/2019	2011	—	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	10/04/2019	2009	—	100%	13,082	(1)
Lafayette Healthcare Facility	Lafayette, LA	10/04/2019	2004	—	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Sarasota-Bradenton, FL	10/04/2019	2008	—	100%	10,919	(1)
Las Vegas Healthcare Facility II	Las Vegas-Henderson-Paradise, NV	10/04/2019	2007	—	100%	6,963	(1)
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	—	100%	5,746	(1)
Lubbock Healthcare Facility	Lubbock, TX	10/04/2019	2003	—	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	10/04/2019	2003	—	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	10/04/2019	1964	2010	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	10/04/2019	2008	—	100%	4,178	(1)
New Bedford Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1942	1995	100%	70,657	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	10/04/2019	2007	—	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1965	2000	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	10/04/2019	2007	—	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	10/04/2019	2010	—	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2005	—	100%	6,963	(1)
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	10/04/2019	2008	—	100%	7,432	(1)
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	10/04/2019	2012	—	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	10/04/2019	1987	—	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	10/04/2019	2017	—	100%	57,929	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2003	—	100%	5,000	(1)
Savannah Healthcare Facility	Savannah, GA	10/04/2019	2014	—	100%	48,184	(1)
Sturgeon Bay Healthcare Facility	Green Bay, WI	10/04/2019	2007	—	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	10/04/2019	2013	—	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	10/04/2019	1998	—	100%	28,752	(1)
Webster Healthcare Facility II	Houston-The Woodlands-Sugar Land, TX	10/04/2019	2014	2019	100%	373,070	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre–Hazleton, PA	10/04/2019	2012	—	100%	15,996	(1)
Yucca Valley Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2009	—	100%	12,240	(1)
Tucson Healthcare Facility II	Tucson, AZ	12/26/2019	2021	—	100%	60,913	—
Tucson Healthcare Facility III	Tucson, AZ	12/27/2019	2020	—	100%	20,000	—
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	02/19/2020	2018	—	100%	14,669	(1)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	09/08/2020	2015	—	100%	33,822	(1)
Tucson Healthcare Facility IV (3)	Tucson, AZ	12/22/2020	(3)	(3)	—%	—	—
Greenwood Healthcare Facility	Indianapolis-Carmel-Anderson, IN	04/19/2021	2008	2018	100%	53,560	(1)
Clive Healthcare Facility II	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	63,224	—
Clive Healthcare Facility III	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	33,974	—
Clive Healthcare Facility IV	Des Moines-West Des Moines, IA	12/08/2021	2009	2018	100%	35,419	—
Clive Undeveloped Land	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	Physical Occupancy	Leased Sq Ft	Encumbrances, $ (in thousands)
Clive Undeveloped Land II	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—
						5,219,144	$—

(1)Property is contributed to the pool of unencumbered properties of our credit facility. As of December 31, 2021, 114 commercial real estate properties were contributed to the pool of unencumbered properties under our credit facility and we had an outstanding principal balance of $500,000,000.
(2)As of December 31, 2021, we had one land parcel held for sale that formerly contained a healthcare property. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property. The purchase and sale agreement contained a clause that the structures on the healthcare property had to be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. On February 10, 2022, the land attributable to the property was sold.
(3)Property under construction as of December 31, 2021 and placed into service on February 8, 2022.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land and tenant improvements, is depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated on a straight-line basis over the shorter of their respective lease term or expected useful life.
Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2021, the weighted average remaining lease term of our properties was 9.5 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2021 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2022	5	13,316	$326	0.2%
2023	4	75,905	$2,588	1.7%
2024	18	162,001	$4,691	3.0%
2025	13	372,447	$9,305	6.0%
2026	12	197,311	$5,548	3.6%
2027	8	342,500	$8,215	5.3%
2028	10	236,527	$5,006	3.2%
2029	13	491,797	$10,061	6.5%
2030	12	547,177	$17,662	11.5%
2031	12	403,342	$16,159	10.5%
Thereafter	37	2,376,821	$74,862	48.5%
	144	5,219,144	$154,423	100.0%

(1)Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2021.
Indebtedness
For a discussion of our indebtedness, see Note 13—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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
As of December 31, 2021, the offering price for the shares in the DRIP Offering was $8.20 per Class A share, $8.20 per Class I share, $8.20 per Class T share, and $8.20 per Class T2 share, which is equal to the Estimated Per Share NAV, as approved by the Board and effective on July 26, 2021.
We will continue to issue shares of Class A common stock, Class I common stock, Class T common stock, and Class T2 common stock under the current DRIP Offering until such time as we sell all of the shares registered for sale under the current DRIP Offering, unless we file a new registration statement with the SEC or the current DRIP Offering is terminated by the Board. We will issue such shares at the applicable Estimated Per Share NAV.
Effective approximately May 2022, all outstanding shares of Class T2 common stock (including associated shares of Class T2 DRIP common stock) will be converted into shares of Class I common stock. Stockholders have received and will continue to receive a confirmation notice when their shares of Class T2 common stock have been converted into shares of Class I common stock.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to FINRA Rule 5110 and NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $8.20 as of December 31, 2021. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.20 per share if a market did exist.
The Estimated Per Share NAV was approved by the Board, at the recommendation of the Audit Committee, on July 20, 2021, using a methodology that conformed to standard industry practice. In determining the Estimated Per Share NAV, the Board considered information and analyses, including valuation materials that were provided by Cushman & Wakefield of Pennsylvania, LLC, information provided by us and the recommendation of the Audit Committee. See our Current Report on Form 8-K/A filed with the SEC on July 23, 2021 for additional information regarding Cushman & Wakefield of Pennsylvania, LLC, and its valuation materials and the methodology used to determine the Estimated Per Share NAV.
Stockholder Information
As of March 18, 2022, we had approximately 167,685,000 shares of Class A common stock, 16,045,000 shares of Class I common stock, 40,440,000 shares of Class T common stock and 467,000 shares of Class T2 common stock outstanding held by 65,112 stockholders of record. The number of stockholders is based on the records of Computershare Trust Company, N.A., who serves as our registrar and transfer agent.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2021, we paid aggregate distributions of $493,433,000 to Class A, Class I, Class T and Class T2 stockholders ($465,849,000 in cash and $27,584,000 reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2020, we paid aggregate distributions of $107,070,000 to Class A, Class I, Class T and Class T2 stockholders ($76,517,000 in cash and $30,553,000 reinvested in shares of our common stock pursuant to the DRIP).

Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, if ever, our SRP, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our SRP.
On December 11, 2020, the Board authorized and approved the Amended and Restated Share Purchase Program, or our SRP, which applied beginning with the first quarter repurchase date of 2021, which was January 28, 2021.
We can only repurchase shares due to death and involuntary exigent circumstances in accordance with our SRP, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. Under our SRP, we may waive certain of the terms and requirements of the SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account, or IRA, or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the SRP. We may also waive certain of the terms and requirements of the SRP in the event of an involuntary exigent circumstance, as determined by us or any of the executive officers thereof, in our or their sole discretion.
Holding Period. Generally, a stockholder must have beneficially held its Class A shares, Class I shares, Class T shares, or Class T2 shares, as applicable, for at least one year prior to offering them for sale to us through our share repurchase program. A stockholder or a stockholder’s fiduciary, heir or beneficiary may present to us fewer than all of the shares owned for repurchase.
Distribution Reinvestment Plan. In the event that we repurchase all of one stockholder’s shares, any shares that the stockholder purchased pursuant to our DRIP, will be excluded from the one-year holding requirement. In the event that a stockholder requests a repurchase of its shares, and such stockholder is participating in the DRIP, the stockholder will be deemed to have notified us, at the time the stockholder submits the repurchase request, that the stockholder is terminating participation in the DRIP and has elected to receive future distributions in cash. This election for cash distributions will continue in effect even if less than all of the stockholder’s shares are accepted for repurchase unless the stockholder notifies us that the stockholder wishes to re-enroll to participate in the DRIP.
Death of a Stockholder. Subject to the conditions and limitations described below, we may waive certain of the terms and requirements of our share repurchase program in the event of the death of a stockholder who is a natural person, including shares held by such stockholder through an IRA or other retirement or profit-sharing plan, and certain trusts meeting the requirements detailed in this program. With regard to trusts, the right to request a repurchase upon death applies upon the death of the settlor of a trust that holds shares, if the trust becomes irrevocable upon the death of the settlor or settlor’s spouse, or the spouse of a settlor of a trust, if the trust became irrevocable upon the death of the settlor and the settlor’s spouse was the beneficiary of the trust, as applicable, after receiving written notice from the fiduciary appointed for the stockholder’s estate, the recipient of the shares through bequest or inheritance, or, in the case of a trust that becomes irrevocable upon the death of the settlor (or previously became irrevocable upon the death of the settlor’s spouse), the then-serving trustee of such trust, who shall be the sole person authorized to request the repurchase on behalf of the trust. We must receive the written repurchase request within 18 months after the death of the stockholder, the date on which a trust became irrevocable due to death, or the date of death of the settlor’s surviving spouse who was the beneficiary of a trust that became irrevocable due to the death of the settlor, as applicable, in order for the requesting party to rely on any of the special treatment described below that may be afforded in the event of death. Such written request must be accompanied by a certified copy of the official death certificate of the stockholder, settlor, and or settlor’s spouse, as applicable. In addition, written requests in connection with shares held in a trust must include an executed Certification of Trust for Repurchase form, pursuant to which the trustee must agree to indemnify and hold our company harmless from and against any liability arising from the repurchase. If spouses are joint registered holders of the shares, the request to repurchase the shares may be made only if both registered holders are deceased. If the stockholder is not a natural person, as in the case of a trust that does not become irrevocable upon the death of the settlor or the settlor’s spouse (as described above in this paragraph), a partnership, a corporation, a limited liability company, or other similar entity, the right of repurchase upon death does not apply.
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
Involuntary Exigent Circumstance. The Company or any of its executive officers may, in its or their sole discretion, waive certain of the terms and requirements of our SRP with respect to shares held by a stockholder who is a natural person and certifies in an executed Certification Regarding Exigent Circumstances for Repurchase form, that he or she: (a) has been diagnosed with a condition caused by injury, disease, or illness from which there is no reasonable medical probability of recovery and the stockholder’s life expectancy is less than twenty-four (24) months, as evidenced by a physician certification; and (b) is experiencing financial need, such that, if the repurchase request is not granted, the stockholder would be unable to meet the basic financial obligations to support himself/herself and such stockholder’s dependents, which is referred to as an “Involuntary Exigent Circumstance” in our SRP. Stockholders requesting repurchases due to Involuntary Exigent Circumstance are required to indemnify and hold the Company harmless from and against any liability arising from the repurchase.
Purchase Price. The purchase price for shares repurchased under our SRP will be 100% of the most recent estimated NAV per share of the Class A common stock, Class I common stock, Class T common stock or Class T2 common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). The Board will adjust the estimated NAV per share of each our classes of common stock if we have made one or more special distributions to stockholders. The Board will determine, in its sole discretion, which distributions, if any, constitute a special distribution.
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
c.    DRIP Funding Limitations. We intend to fund our SRP with proceeds we received during the prior year ended December 31 from the sale of shares pursuant to the DRIP. We will limit the amount of DRIP proceeds used to fund share repurchases in each quarter to 25% of the amount of DRIP proceeds received during the previous calendar year, or the DRIP Funding Limitation; provided, however, that if we do not reach the DRIP Funding Limitation in any particular quarter, we will apply the remaining DRIP proceeds to the next quarter Repurchase Date and continue to adjust the quarterly limitations as necessary in order to use all of the available DRIP proceeds for a calendar year, if needed. We cannot guarantee that DRIP proceeds will be sufficient to accommodate all requests made each quarter. The Board may, in its sole discretion, reserve other operating funds to fund the SRP, but is not required to reserve such funds.
As a result of the limitations described in (a) - (c) above, some or all of a stockholder’s shares may not be repurchased. Each quarter, we will process repurchase requests made in connection with the death of a stockholder, or, in our sole discretion, an Involuntary Exigent Circumstance. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; and (ii) second, pro rata as to repurchases to stockholders who demonstrate, in our sole discretion, an Involuntary Exigent Circumstance.
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
Termination, Amendment or Suspension of the Program. Our SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, the Board may, in its sole discretion, suspend (in whole or in part) our SRP at any time and from time to time upon notice to our stockholders and may, in its sole discretion amend or terminate our SRP at any time upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we generally only repurchase shares on a quarterly basis, depending upon when during the quarter the Board makes this determination, it is possible that you would not have any additional opportunities to have your shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. Because share repurchases will be funded with the net proceeds we receive from the sale of shares under our DRIP or other operating funds reserved by the Board in its sole discretion, the discontinuance or termination of the DRIP or the Board’s decision not to reserve other operating funds to fund our SRP would adversely affect our ability to repurchase shares under our SRP. We will notify our stockholders of such developments: (1) in a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q; or (2) by means of a separate mailing to you.
During the three months ended December 31, 2021, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 2021	358,617	$8.20	—	$—
November 2021	—	$—	—	$—
December 2021	2,703	$8.20	—	$—
Total	361,320		—
During the three months ended December 31, 2021, we repurchased approximately $2,964,000 of Class A shares, Class I shares and Class T shares of common stock.
Item 6. [Reserved]
Information pertaining to Item 6 is not presented in accordance with amendments to Item 301 of Regulation S-K.

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
This section of the Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2020, and 2019 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2020 and December 31, 2019.
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate properties, with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
During the three months ended June 30, 2021, the Board made a determination to sell our data center assets. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into the PSA for the sale of 29 data center properties owned by us. See Note 4—"Held for Sale and Discontinued Operations" within this Annual Report on Form 10-K for further discussion. The Board's determination to sell the data center assets, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, the assets and liabilities related to the data center properties are separately classified on the consolidated balance sheets as assets held for sale, net, and liabilities held for sale, net as of December 31, 2020. As of December 31, 2021, we had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for all years presented.
On July 22, 2021, we completed the sale of all 29 of our data center properties, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for additional information.
As of December 31, 2021, we classified one land parcel as held for sale that formerly contained a healthcare property, or the Land Held for Sale. The land does not meet the criteria of discontinued operations. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property, which was vacant. The purchase and sale agreement contained a clause that the structures on the healthcare property had to be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. We classified the land as held for sale as of December 31, 2021, because the land met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations" within this Annual Report on Form 10-K. We sold the land attributable to the healthcare property on February 10, 2022. See Note 22—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for additional information.
As of December 31, 2021, we owned 125 real estate healthcare properties, one land parcel held for sale that formerly contained a healthcare property and two undeveloped land parcels in two µSAs and 54 MSAs.
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
On July 20, 2021, the Board, at the recommendation of the Audit Committee, approved the Estimated Per Share NAV, calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the new Estimated Per Share NAV is $8.20. We intend to publish an updated Estimated Per Share NAV on at least an annual basis.
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
We raised the equity capital for our real estate investments through our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to the DRIP Offerings since November 2017. As of December 31, 2021, we had accepted investors’ subscriptions for and issued approximately 154,482,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,495,252,000, before share repurchases of approximately $126,484,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,627,000.
COVID-19 Updates to Our Corporate Work Environment
While the global economy appears to be entering a recovery and operating conditions appear to be improving, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. We continue to successfully maintain our operations, financial reporting and internal and disclosure controls and procedures. If there is another surge in COVID-19 infection rates or other negative impacts of the global pandemic increase, we do not anticipate that our hybrid or fully remote (if necessary) work environment will have a material adverse impact on our internal controls over financial reporting.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. From time to time, we evaluate our estimates based on historical experience and various assumptions that we believe are reasonable under the circumstances. Although our actual results historically have not deviated materially from those determined using estimates, our results of operations or financial condition could differ materially from these estimates under different assumptions or conditions. Those accounting policies that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments are described in Note 2 of the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:
•Allocation of Purchase Price of Real Estate
•Impairment of Long-Lived Assets
•Impairment of Goodwill
Allocation of Purchase Price of Real Estate
Primarily all our acquisitions of real estate assets and liabilities are accounted for as asset acquisitions. As such, the purchase prices of acquired tangible and intangible assets and liabilities are recorded and allocated at fair value on a relative basis. The recorded allocations of tangible assets are based on the “as-if-vacant” value using estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. Allocations of intangible assets includes management’s estimates of current market rents and leasing costs.

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2021, the real estate market is fluid, and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.
Impairment of Long-Lived Assets
We review our real estate assets on an asset group basis for impairment. Typically, an individual property constitutes an asset group. We identify an asset group based on the lowest level of identifiable cash flows. In the impairment analysis we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our estimated hold period, a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants.
If we determine that an asset has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. In calculating the undiscounted net cash flows of an asset, we use considerable judgement to estimate several inputs. We must estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset.
In determining the fair value of an asset, we exercise considerable judgment on several factors. We may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. We use judgement to determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We also use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.
The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed. Additionally, changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur after our impairment assessment could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
Impairment of Goodwill
The excess of the cost of an acquired entity (i.e. those that met the definition of an acquired business), over the net of the fair values assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties. We test goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
We evaluate goodwill for impairment when an event occurs, or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last day of each year. We evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
We have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Under a qualitative assessment, the impairment analysis for goodwill represents an evaluation of whether it is more likely-than-not the reporting unit's fair value is less than its carrying value, including goodwill. If a qualitative analysis indicates that it is more-likely-than-not that the estimated carrying value of a reporting unit, including goodwill, exceeds its fair value, we perform the quantitative analysis. The fair value of goodwill is based on either the direct capitalization or the discounted cash flow valuation method. The direct capitalization method is based on a capitalization rate applied to the underlying reporting unit's most recent stabilized trailing twelve-month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections utilizing discount rates, terminal capitalization rates, and planned capital expenditures. These estimates approximate the inputs we believe would be utilized by market participants in assessing fair value. If the carrying amount of the reporting unit’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess but only to the extent the value of goodwill is reduced to zero.

In the evaluation of impairment of goodwill, we make many assumptions and estimates including valuation approach, projected cash flows, growth rates, eventual disposition, expected useful life and holding period, future capital expenditures, and fair values, which includes consideration of capitalization rates, discount rates, and comparable selling prices. The valuation and possible subsequent impairment of goodwill is a significant estimate that can and does change based on our continuous process of analyzing each reporting unit and goodwill and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the reporting unit at a particular point in time. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.
Real Estate Acquisitions and Dispositions in 2021
•We purchased four operating healthcare properties, comprising approximately 186,000 of rentable square feet and two undeveloped land parcels for an aggregate purchase price of approximately $71,472,000. The two undeveloped land parcels are an aggregate of 1.52 acres and up to 73,829 square feet of space could be developed. In addition, we placed one operating healthcare property into service.
•We sold two healthcare properties for an aggregate sale price of $13,120,000 and generated net proceeds of $12,642,000.
•We sold 29 data center properties, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000.
For further discussion of our 2021 acquisitions and dispositions, see Note 3—"Acquisitions and Dispositions" and Note 4—"Held for Sale and Discontinued Operations" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of December 31, 2021, our operating healthcare real estate properties were 99.5% leased.
Results of Operations
The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Number of operating real estate properties (1)	124	122
Leased square feet	5,219,000	4,990,000
Weighted average percentage of rentable square feet leased	99.5%	96.3%

(1)As of December 31, 2021, we owned 125 healthcare real estate properties, one of which was under construction. As of December 31, 2021, we had one land parcel classified as held for sale that formerly contained a healthcare property. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property. The purchase and sale agreement contained a clause that the structures located on the property had to be demolished prior to the sale. The structures located on the property were demolished and it consisted solely of land as of December 31, 2021. The land attributable to the property was sold on February 10, 2022. As of December 31, 2020, we owned 124 healthcare real estate properties, two of which were under construction.

The following table summarizes our healthcare real estate activity for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
Operating real estate properties acquired	4	(1)	2	(2)
Operating real estate properties disposed	2		2
Operating real estate properties placed into service	1		1
Aggregate purchase price of operating real estate properties acquired	$69,951,000	(1)	$16,077,000	(2)
Aggregate cost of operating real estate properties placed into service	$22,140,000		$7,795,000
Net book value of properties disposed	$12,553,000		$53,959,000
Leased square feet of operating real estate property additions	247,000		69,000
Leased square feet of operating real estate property dispositions	—		82,000

(1)During the year ended December 31, 2021, we acquired four real estate properties and two undeveloped land parcels.
(2)During the year ended December 31, 2020, we acquired three real estate properties, one of which was under construction.
This section describes and compares our results of operations for the years ended December 31, 2021 and 2020. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties or land classified as held for sale. Activities of the Land Held for Sale (as defined above) represent amounts recorded for one healthcare property classified as held for sale that did not meet the criteria of discontinued operations as of December 31, 2021.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions and dispositions on net income.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table represents the breakdown of total rental revenue for the year ended December 31, 2021 and compares with 2020 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue, is not, and is not intended to be, a presentation in accordance with GAAP and is intended to allow investors and management to evaluate our performance.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Same store rental revenue	$156,555	$153,957	$2,598	1.7%
Same store tenant reimbursements	8,316	7,896	420	5.3%
Non-same store rental revenue	6,367	1,944	4,423	227.5%
Non-same store tenant reimbursements	901	1,131	(230)	(20.3)%
Land Held for Sale rental revenue	164	513	(349)	(68.0)%
Land Held for Sale tenant reimbursements	433	231	202	87.4%
Other operating income	102	109	(7)	(6.4)%
Total rental revenue	$172,838	$165,781	$7,057	4.3%
•Same store rental revenue increased primarily due to the Company receiving and recognizing higher rent in 2021 from two tenants impacted by the COVID-19 pandemic that had rent concessions during 2020, consumer price index base rent escalations at certain same store properties during the year ended December 31, 2021, income received from an expansion of an existing tenant and a new tenant at a same store property.
•Same store tenant reimbursements increased primarily due to recoveries received from a new tenant at a healthcare property during the year ended December 31, 2021.
•Non-same store rental revenue increased due to the acquisition of six operating properties and the placement of two development properties in service since January 1, 2020, coupled with lease termination fee income, partially offset by a decrease in non-same store rental revenue due to the sale of four operating properties since January 1, 2020.

•Non-same store tenant reimbursements decreased due to the sale of four operating properties since January 1, 2020.
•Land Held for Sale rental revenue decreased because tenants at one healthcare property, prior to the demolition of the property, vacated their respective spaces since January 1, 2020.
•Land Held for Sale tenant reimbursements increased as a result of a restructured lease with a former tenant at the healthcare property, prior to the demolition of the property. Based on the restructured lease, the tenant was obligated to reimburse the majority of the property's operating expense. The tenant vacated the property in July 2021.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Same store rental expenses	$9,831	$12,174	$(2,343)	(19.2)%
Non-same store rental expenses	1,751	1,702	49	2.9%
Land Held for Sale rental expenses	1,123	1,311	(188)	(14.3)%
General and administrative expenses	26,395	16,681	9,714	58.2%
Internalization Transaction expenses	—	3,640	(3,640)	(100.0)%
Asset management fees	—	12,604	(12,604)	(100.0)%
Depreciation and amortization	70,259	69,849	410	0.6%
Impairment loss on real estate	27,166	—	27,166	100.0%
Impairment loss on goodwill	671	—	671	100.0%
Total expenses	$137,196	$117,961	$19,235	16.3%
Gain on real estate dispositions	$89	$3,142	$(3,053)	(97.2)%
•Same store rental expenses decreased primarily due to a decrease in property management fees, partially offset by an increase due to a new tenant at a healthcare property during the year ended December 31, 2021. Effective September 30, 2020, as an internally managed company, we no longer pay our Former Property Manager property management fees or any other fees arising from the property management and leasing agreement.
•Land Held for Sale rental expenses decreased because tenants at one healthcare property vacated their respective spaces since January 1, 2020.
•General and administrative expenses increased primarily due to an increase in payroll-related expenses as a result of the Internalization Transaction and an increase in stock-based compensation. Upon completion of the Internalization Transaction, individuals who were previously employed by an affiliate of our Former Advisor became our employees, and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
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
•Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $27,166,000 and $671,000, respectively, related to three healthcare properties during the year ended December 31, 2021.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$4,162	$7,344	$(3,182)	(43.3)%
Interest on credit facility	25,565	33,618	(8,053)	(24.0)%
Interest on finance lease	137	47	90	191.5%
Amortization of deferred financing costs	3,126	3,347	(221)	(6.6)%
Amortization of discount of deferred liability	272	54	218	403.7%
Notes receivable interest income	(1,146)	(1,187)	41	(3.5)%
Amortization of origination fee	394	166	228	137.3%
Other income	(2,616)	(619)	(1,997)	322.6%
Cash deposits interest	(15)	(178)	163	(91.6)%
Capitalized interest	(377)	(567)	190	(33.5)%
Loss on debt extinguishment	5,013	—	5,013	100.0%
Total interest and other expense, net	$34,515	$42,025	$(7,510)	(17.9)%
Income from discontinued operations	$401,444	$27,839	$373,605	1342.0%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021.
•Interest on credit facility decreased due to a decrease in LIBOR interest rates and in the outstanding principal balance on our credit facility.
•Amortization of discount of deferred liability increased due to the early repayment of the deferred internalization transaction liability of $7,500,000 that was originally payable on March 31, 2022. Due to the early repayment, we accelerated the amortization of discount of deferred liability in the amount of $145,000 during the year ended December 31, 2021.
•Amortization of origination fee increased due to the origination of a $28,000,000 note receivable on May 28, 2020, that was repaid on July 14, 2021. Amortization of origination fee includes accelerated amortization recorded due to early repayment of the note receivable.
•Other income increased primarily due to an execution of a transaction services agreement to provide property management and asset management services to a third-party in order to manage certain of their properties on July 22, 2021, in connection with the Data Center Sale. Effective December 31, 2021, the agreement with the third-party was terminated.
•Loss on debt extinguishment increased due to the payoff of all our healthcare notes payable in the amount of $145,645,000 and a term loan of the credit facility in the amount of $280,000,000 on July 22, 2021 and consisted of loan costs of $3,187,000 and accelerated unamortized debt issuance costs of $1,826,000.
•Income from discontinued operations, which includes revenue, operating expenses, interest expense, debt extinguishment expenses incurred on notes payable repayment on certain data center properties, including defeasance, and gain on sale of the data center properties, increased primarily due to a gain of $395,801,000 on the Data Center Sale during the year ended December 31, 2021.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments and funding of capital improvements and tenant improvements, distributions to and repurchases from stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility and potential other borrowings.
On July 22, 2021, we completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. We paid down our credit facility in the amount of $403,000,000 and repaid all our notes payable (seven data center notes payable and five healthcare notes payable) prior to their maturity for approximately $450,806,000 ($305,161,000 of data center notes payable and $145,645,000 of healthcare notes payable), plus accrued interest and other loan costs, using the proceeds from the dispositions. We believe the material reduction in debt puts us in a strategic position with a flexible balance sheet to use the liquidity available to continue to grow and further diversify our healthcare properties portfolio.
In connection with the Data Center Sale, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
In connection with the Data Center Sale, on July 27, 2021, we paid the Former Advisor $7,500,000 regarding the Internalization Transaction deferred cash consideration, per the purchase agreement's acceleration provisions. Originally, per the agreement, $7,500,000 was due and payable on March 31, 2022. As a result, we do not have any further contractual obligations to the Former Advisor under the Internalization Transaction Purchase Agreement.
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
We currently expect to meet our long-term liquidity requirements through proceeds from cash flow from operations and borrowings on our credit facility and potential other borrowings.
We expect to pay distributions to our stockholders from cash flows from operations, however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal on outstanding debt or distributions to our stockholders.
Material Cash Requirements
With the net proceeds generated from the Data Center Sale on July 22, 2021, in the amount of $1,295,367,000, we paid down approximately $853,806,000 in debt, plus accrued interest and other loan costs, which included the extinguishment of all property level mortgages, as well as a portion of our term loans and all of the outstanding principal balance of the revolver of our credit facility. After the debt pay down, we had a $520,000,000 term loan outstanding on our credit facility, which was to mature on December 31, 2024 (it has been replaced by our current credit facility). As of December 31, 2021, the outstanding principal balance on the term loan on our credit facility was $500,000,000. Additionally, on July 27, 2021, we paid the Former Advisor $7,500,000 regarding the Internalization Transaction deferred cash consideration per the purchase agreement's acceleration provisions.
We expect to require approximately $34,065,000 in cash over the next twelve months, of which $13,888,000 will be required for the payment of estimated interest on our outstanding debt, $4,275,000 related to derivative instruments, $373,000 related to contingent consideration that resulted from an earn-out arrangement, $1,807,000 related to our various lease obligations and approximately $13,722,000 will be required to fund capital improvement expenditures on our healthcare properties, including one development project that we completed in February 2022. We funded $1,532,000 in capital improvement expenditures for this development project during the two months ended February 28, 2022. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of December 31, 2021, we had approximately $32,359,000 in cash and cash equivalents. For the year ended December 31, 2021, we paid capital expenditures of $25,285,000 that primarily related to one data center property and three healthcare properties.
As of December 31, 2021, we had material obligations beyond 12 months in the amount of approximately $619,644,000, inclusive of $527,918,000 related to principal and estimated interest on our outstanding debt, $9,057,000 related to capital improvement expenditures on our healthcare properties, $605,000 related to contingent consideration that resulted from an earn-out arrangement and $82,064,000 related to our various lease obligations.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2021, we had $500,000,000 of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2021, we were in compliance with all such covenants and requirements on our credit facility. This facility has since been retired and replaced by our current credit facility.
In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. As of December 31, 2021, the aggregate notional amount under our derivative instruments was $400,000,000. We have agreements with each derivative counterparty that contain cross-default provisions, if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of December 31, 2021, we were in compliance with all such cross-default provisions.
Credit Facility
As of December 31, 2021, the maximum commitments available under our revolving line of credit with KeyBank National Association as Administrative Agent for the lenders, or the KeyBank Credit Facility, were $500,000,000, with a maturity date of April 27, 2022, subject to our right for a 12-month extension period. On February 15, 2022, upon closing of the New Revolving Credit Agreement, we extinguished all commitments associated with the KeyBank Credit Facility.
As of December 31, 2021, the maximum commitments available under our senior unsecured term loan with KeyBank as Administrative Agent for the lenders, or the Term Loan, were $500,000,000, with a maturity date of December 31, 2024. The Term Loan was funded upon the consummation of the merger with Carter Validus Mission Critical REIT, Inc., or the REIT Merger, on October 4, 2019. On February 15, 2022, we paid off the Term Loan in its entirety upon closing of the New Revolving Credit Agreement and the New Term Loan Agreement.
As of December 31, 2021, the maximum commitments available under the KeyBank Credit Facility (including the Term Loan) were $1,000,000,000. Generally, the proceeds of loans made under our credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes.
During the year ended December 31, 2021, we drew $15,000,000 on our revolving line of credit related to a healthcare property acquisition. On July 16, 2021, we repaid $30,000,000 on our revolving line of credit with proceeds primarily from a note receivable in the amount of $28,087,000, consisting of principal and accrued interest. On July 22, 2021, we repaid $403,000,000 on our credit facility ($123,000,000 on the revolving line of credit and $280,000,000 on the term loan), with proceeds from the Data Center Sale. On December 23, 2021, we repaid $20,000,000 on our revolving line of credit primarily with proceeds from the sale of two healthcare properties on October 21, 2021 and December 22, 2021.
As of December 31, 2021, we had a total pool availability under our credit facility of $1,000,000,000 and an aggregate outstanding principal balance of $500,000,000; therefore, $500,000,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of December 31, 2021.
On February 15, 2022, we entered into the New Revolving Credit Agreement and New Term Loan Agreement. Upon closing of the New Revolving Credit Agreement, we extinguished all commitments associated with the KeyBank Credit Facility. The New Term Loan Agreement was entered into to replace our Term Loan, which was paid off in its entirety upon closing of the New Revolving Credit Agreement and the New Term Loan Agreement. See Note 22—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for additional information.
Financing
We anticipate that our aggregate borrowings will not exceed the greater of 50.0% of the combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2021, our borrowings were approximately 21.6% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2021, our leverage did not exceed 300.0% of the value of our net assets.
In July 2017, the FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR in the future. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, in March 2021, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, issued an announcement confirming that it would cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Effective February 15, 2022, we have no LIBOR-rate debt. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election.
Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Net cash provided by operating activities	$136,942	$112,838	$24,104	21.4%
Net cash provided by (used in) investing activities	$1,226,842	$(41,416)	$1,268,258	3,062.2%
Net cash (used in) financing activities	$(1,398,813)	$(83,743)	$(1,315,070)	1,570.4%
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in rental revenues resulting from the acquisition of six operating properties and placement of two development properties in service since January 1, 2020, lease termination fees received from three tenants at three properties, not incurring Internalization Transaction expenses, as well as the result of not paying asset management and property management fees to the former advisor due to the Internalization Transaction. The increase was partially offset by an increase in general and administrative expenses paid as a result of the Internalization Transaction. Upon completion of the Internalization Transaction, individuals who were previously employed by an affiliate of our Former Advisor became our employees, and the functions previously performed by our Former Advisor were internalized by us. As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement that was terminated prior to the Closing.
Investing Activities
•Net cash provided by (used in) investing activities increased primarily due to the increase in proceeds from the Data Center Sale and the sale of two healthcare properties, an increase in repayments of notes receivable and a decrease in consideration paid for the Internalization Transaction, offset by an increase in acquisition of real estate properties.
Financing Activities
•Net cash (used in) financing activities increased primarily due to an increase in payments on notes payable and debt extinguishment as a result of the Data Center Sale, a decrease in net proceeds from the credit facility (primarily as a result of a $403,000,000 repayment on the credit facility with proceeds from the Data Center Sale) and an increase in distributions to common stockholders as a result of the special cash distribution, offset by a decrease in repurchases of our common stock under our SRP. On April 30, 2020, due to the uncertainty surrounding the COVID-19 pandemic and its potential impact on us, the Board decided to temporarily suspend share repurchases under our SRP, effective with repurchase requests that would otherwise be processed on the third quarter repurchase date, which was July 30, 2020. However, we have continued to process repurchases due to death or involuntary exigent circumstance in accordance with the terms of our A&R SRP.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2021, our cash flows provided by operations of approximately $136,942,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $100,748,000, of which $73,164,000 was cash and $27,584,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. Additionally, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the Data Center Sale on July 22, 2021. The special cash distribution was paid on July 30, 2021, to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000. For the year ended December 31, 2020, our cash flows provided by operations of approximately $112,838,000 covered 100% of our distributions paid (total distributions were approximately $107,070,000, of which $76,517,000 was cash and $30,553,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period.
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

The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Character of Class A Distributions:	2021	2020
Ordinary dividends	27.91%	—%
Capital gain distributions	—%	—%
Nontaxable distributions	72.09%	100.00%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2021	2020
Ordinary dividends	27.91%	—%
Capital gain distributions	—%	—%
Nontaxable distributions	72.09%	100.00%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2021	2020
Ordinary dividends	27.91%	—%
Capital gain distributions	—%	—%
Nontaxable distributions	72.09%	100.00%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2021	2020
Ordinary dividends	27.91%	—%
Capital gain distributions	—%	—%
Nontaxable distributions	72.09%	100.00%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Special Distribution (1)	2021	2020
Ordinary dividends	12.39%	—%
Capital gain distributions	86.66%	—%
Nontaxable distributions	0.95%	—%
Total	100.00%	—%

(1)Attributable to Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.

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
The following table shows the sources of distributions paid during the year ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021			2020
Distributions paid in cash - common stockholders	$465,849	(1)		$76,517
Distributions reinvested (shares issued)	27,584			30,553
Total distributions	$493,433			$107,070
Source of distributions:
Cash flows provided by operations (2)	$73,164		15%	$76,517	71%
Offering proceeds from issuance of common stock pursuant to the DRIP (2)	27,584		5%	30,553	29%
Proceeds from real estate disposals (2)	392,685		80%	—	—%
Total sources	$493,433		100%	$107,070	100%

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
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of December 31, 2021, were approximately $7,355,000 for common stockholders. These distributions were paid on January 7, 2022.
For the year ended December 31, 2021, we declared and paid distributions of approximately $493,433,000 to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, consisting of a regular distribution of $100,748,000 and a special cash distribution of $392,685,000, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the year ended December 31, 2021, of approximately $115,935,000 and $135,692,000, respectively.
For a discussion of distributions paid subsequent to December 31, 2021, see Note 22—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Share Repurchase Program
Our SRP allows for repurchases of shares of our common stock when certain criteria are met. Under the SRP, we can only repurchase shares due to death or involuntary exigent circumstance in accordance with the SRP, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the SRP.
During the year ended December 31, 2021, we repurchased 1,133,901 Class A shares, Class I shares and Class T shares of common stock (1,055,054 Class A shares, 11,836 Class I shares and 67,011 Class T shares), for an aggregate purchase price of approximately $9,528,000 (an average of $8.40 per share). During the year ended December 31, 2020, we repurchased 3,408,870 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,666,674 Class A shares, 408,346 Class I shares, 298,224 Class T shares and 35,626 Class T2 shares), for an aggregate purchase price of approximately $29,487,000 (an average of $8.65 per share).

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 20—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Related-Party Transactions and Arrangements
As an internally managed company, we no longer pay our Former Advisor and its affiliates any fees or expense reimbursements arising from such respective agreement. As of December 31, 2021, we had no off-balance sheet arrangements.
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
By excluding acquisition expenses related to business combination transactions, the use of AFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Since AFFO excludes acquisition expenses, it should not be construed as a historic performance measure. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Under GAAP, acquisition expenses related to acquisitions determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss) and acquisition expenses associated with transactions determined to be an asset acquisition are capitalized. During 2020, we incurred and paid acquisition expenses in connection with the Internalization Transaction, which consisted of legal fees and other payments to third parties, including professional and financial advisors. Unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, all paid and accrued acquisition expenses and other costs related to such property have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us. As a result, AFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.
AFFO is a metric used by management to evaluate our dividend policy. Additionally, we consider AFFO to be an appropriate supplemental measure of our operating performance because it provides to investors a more complete understanding of our sustainable performance.

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
Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the years ended December 31, 2021 and 2020 (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2021	2020
Net income attributable to common stockholders	$402,660	$36,776
Adjustments:
Depreciation and amortization (1)	81,999	105,476
Gain on real estate disposition from continuing operations	(89)	(3,142)
Gain on real estate dispositions from discontinued operations	(395,801)	—
Impairment loss on real estate	27,166	—
FFO attributable to common stockholders	$115,935	$139,110
Adjustments:
Amortization of intangible assets and liabilities (2)	(1,098)	(4,680)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	860	970
Straight-line rent (3)	(15,503)	(21,161)
Internalization Transaction expenses (4)	—	3,640
Amortization of discount of deferred liability	272	54
Impairment loss on goodwill (5)	671	—
Loss on extinguishment of debt	28,751	—
Amortization of deferred financing costs	3,425	3,884
Stock-based compensation	2,379	437
AFFO attributable to common stockholders	$135,692	$122,254
Weighted average common shares outstanding - basic	223,325,293	221,436,617
Weighted average common shares outstanding - diluted	224,293,339	221,622,444
Net income per common share - basic	$1.80	$0.17
Net income per common share - diluted	$1.79	$0.17
FFO per common share - basic	$0.52	$0.63
FFO per common share - diluted	$0.52	$0.63

(1)During the years ended December 31, 2021 and 2020, we wrote off in-place lease intangible assets in the amounts of approximately $1,120,000 and $4,693,000, respectively, by accelerating the amortization of the acquired intangible assets.

(2)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, AFFO provides useful supplemental information on the performance of the real estate. During the year ended December 31, 2020, we wrote off an above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible asset and one below-market lease intangible liability in the amount of approximately $1,974,000 by accelerating the amortization of the acquired intangible liability.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the years ended December 31, 2021 and 2020, we wrote off approximately $70,000 and $72,000, respectively, of straight-line rent. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
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
(5)During the year ended December 31, 2021, we wrote off goodwill related to three reporting units in the amount of approximately $671,000, which was originally recognized as a part of the Internalization Transaction on September 30, 2020. We believe that adjusting for such non-recurring items provides useful supplemental information because such adjustments may not be reflective of ongoing operations and aligns with our analysis of operating performance.

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net income attributable to common stockholders	$12,077	$371,645	$16,056	$2,882
Adjustments:
Depreciation and amortization	17,156	17,289	21,592	25,962
Gain on real estate dispositions from continuing operations	(89)	—	—	—
(Gain) loss on real estate dispositions from discontinued operations (1)	—	(398,560)	2,759	—
Impairment loss on real estate	—	10,241	6,502	10,423
FFO attributable to common stockholders	$29,144	$615	$46,909	$39,267
Adjustments:
Amortization of intangible assets and liabilities (2)	141	13	(639)	(613)
Reduction in the carrying amount of right-of-use assets - operating leases and finance lease, net	186	189	216	269
Straight-line rent (3)	(3,011)	(3,414)	(4,452)	(4,626)
Amortization of discount of deferred liability	—	163	55	54
Impairment loss on goodwill	—	—	431	240
Loss on extinguishment of debt	—	28,751	—	—
Amortization of deferred financing costs	664	754	1,011	996
Stock-based compensation	623	637	563	556
AFFO attributable to common stockholders	$27,747	$27,708	$44,094	$36,143
Weighted average common shares outstanding - basic	224,054,323	223,661,774	223,082,912	222,481,179
Weighted average common shares outstanding - diluted	225,031,906	223,661,774	223,082,912	222,481,179
Weighted average common shares outstanding - diluted for FFO	225,031,906	224,652,226	224,046,603	223,420,969
Net income per common share - basic	$0.05	$1.66	$0.07	$0.01
Net income per common share - diluted	$0.05	$1.66	$0.07	$0.01
FFO per common share - basic	$0.13	$—	$0.21	$0.18
FFO per common share - diluted	$0.13	$—	$0.21	$0.18

(1)    Represents gain on real estate dispositions related to the Data Center Sale that occurred on July 22, 2021. We recognized a loss of $2,759,000 in transaction costs during the three months ended June 30, 2021, resulting in the total gain being higher during the three months ended September 30, 2021.
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
We have obtained variable rate debt financing to fund certain property acquisitions, and we are exposed to changes in the one-month LIBOR, and effective February 15, 2022, the one-month Term SOFR. Our objectives in managing interest rate risk are to seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
In July 2017, the FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. Effective February 15, 2022, we have no LIBOR-rate debt. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election.
In connection with the Data Center Sale, we terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. As of December 31, 2021, we had 7 interest rate swap agreements outstanding, which mature on various dates from April 2023 to December 2024, with an aggregate notional amount under the swap agreements of $400,000,000. As of December 31, 2021, the aggregate settlement liability value was $3,981,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2021, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to a settlement asset value of $506,000. These interest rate swap agreements were designated as hedging instruments.
As of December 31, 2021, of the $500,000,000 total principal debt outstanding, $100,000,000 was subject to variable interest rates, indexed to LIBOR, with an interest rate of 1.9% per annum. As of December 31, 2021, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $500,000 per year. Effective February 15, 2022, we do not have any variable rate debt tied to LIBOR. We are monitoring and evaluating the related risks, which include interest on amounts received and paid on derivative instruments. These risks may arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of derivative instruments tied to LIBOR may also be impacted by the transition from and discontinuance of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our interest rate swap agreements is likely to vary by agreement.
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
The introduction of an alternative rate may also create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

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
The following table summarizes our principal debt outstanding related to our credit facility as of December 31, 2021 (amounts in thousands):

December 31, 2021
Variable rate term loans fixed through interest rate swaps	$400,000
Variable rate term loans	100,000
Total principal debt outstanding (1)	$500,000

(1)As of December 31, 2021, the weighted average interest rate on our total debt outstanding was 3.0%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board, our officers and our employees. The policy may be located on our website at www.silarealtytrust.com by clicking on “Governance Documents,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of the expected holding periods for real estate
As discussed in Note 2 to the consolidated financial statements, the Company continually monitors events and changes in circumstances, including changes to the number of years the property will be held for investment (holding period), that could indicate that the carrying amount of real estate may not be recoverable. The Company had $1.8 billion of real estate as of December 31, 2021.
We identified the assessment of the Company’s evaluation of the expected holding period for real estate as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the relevant considerations that the Company used to evaluate its expected holding period by:
•inquiring of Company officials regarding changes to the expected holding period,
•obtaining written representations regarding the status of potential plans to dispose of real estate,
•reading minutes of the meetings of the Company’s Board of Directors, and
•reading external communications with investors.
/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Tampa, Florida
March 29, 2022

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate:
Land	$163,992	$168,969
Buildings and improvements, less accumulated depreciation of $165,784 and $119,947, respectively	1,648,685	1,661,351
Construction in progress	14,628	19,232
Total real estate, net	1,827,305	1,849,552
Cash and cash equivalents	32,359	53,174
Acquired intangible assets, less accumulated amortization of $71,067 and $49,866, respectively	181,639	197,901
Goodwill	23,284	23,955
Right-of-use assets - operating leases	21,737	22,499
Right-of-use assets - finance lease	2,296	2,527
Notes receivable, net	—	31,262
Other assets, net	66,365	64,669
Assets held for sale, net	22,570	959,750
Total assets	$2,177,555	$3,205,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $0 and $682, respectively	$—	$146,645
Credit facility, net of deferred financing costs of $3,226 and $5,900, respectively	496,774	932,100
Accounts payable and other liabilities	39,597	67,946
Acquired intangible liabilities, less accumulated amortization of $4,444 and $3,122, respectively	12,962	11,971
Operating lease liabilities	23,758	23,926
Finance lease liabilities	2,636	2,843
Liabilities held for sale, net	698	365,985
Total liabilities	576,425	1,551,416
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 238,226,119 and 234,957,801 shares issued, respectively; 224,179,939 and 222,045,522 shares outstanding, respectively	2,242	2,220
Additional paid-in capital	2,004,404	1,983,361
Accumulated distributions in excess of earnings	(400,669)	(311,264)
Accumulated other comprehensive loss	(4,847)	(20,444)
Total stockholders’ equity	1,601,130	1,653,873
Total liabilities and stockholders’ equity	$2,177,555	$3,205,289
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Rental revenue	$172,838	$165,781	$101,212
Expenses:
Rental expenses	12,705	15,187	10,714
General and administrative expenses	26,395	16,681	8,421
Internalization Transaction expenses	—	3,640	—
Asset management fees	—	12,604	9,422
Depreciation and amortization	70,259	69,849	39,977
Impairment loss on real estate	27,166	—	21,000
Impairment loss on goodwill	671	—	—
Total expenses	137,196	117,961	89,534
Gain on real estate dispositions	89	3,142	79
Income from operations	35,731	50,962	11,757
Interest and other expense, net	34,515	42,025	33,563
Income (loss) from continuing operations	1,216	8,937	(21,806)
Income from discontinued operations	401,444	27,839	24,588
Net income attributable to common stockholders	$402,660	$36,776	$2,782
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$15,597	$(15,740)	$(10,907)
Other comprehensive income (loss)	15,597	(15,740)	(10,907)
Comprehensive income (loss) attributable to common stockholders	$418,257	$21,036	$(8,125)
Weighted average number of common shares outstanding:
Basic	223,325,293	221,436,617	157,247,345
Diluted	224,293,339	221,622,444	157,247,345
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$—	$0.04	$(0.14)
Discontinued operations	1.80	0.13	0.16
Net income attributable to common stockholders	$1.80	$0.17	$0.02
Diluted:
Continuing operations	$—	$0.04	$(0.14)
Discontinued operations	1.79	0.13	0.16
Net income attributable to common stockholders	$1.79	$0.17	$0.02
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	3,243,363	33	27,551	—	—	27,584
Vesting of restricted stock	24,955	—	—	—	—	—
Stock-based compensation	—	—	2,379	—	—	2,379
Distribution and servicing fees	—	—	639	—	—	639
Other offering costs	—	—	(9)	—	—	(9)
Repurchase of common stock	(1,133,901)	(11)	(9,517)	—	—	(9,528)
Distributions to common stockholders	—	—	—	(492,065)	—	(492,065)
Other comprehensive income	—	—	—	—	15,597	15,597
Net income	—	—	—	402,660	—	402,660
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	3,531,178	35	30,518	—	—	30,553	—	30,553
Vesting of restricted stock	10,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	437	—	—	437	—	437
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	51	—	—	51	—	51
Other offering costs	—	—	(40)	—	—	(40)	—	(40)
Repurchase of common stock	(3,408,870)	(34)	(29,453)	—	—	(29,487)	—	(29,487)
Distributions to common stockholders	—	—	—	(107,094)	—	(107,094)	—	(107,094)
Other comprehensive loss	—	—	—	—	(15,740)	(15,740)	—	(15,740)
Net income	—	—	—	36,776	—	36,776	—	36,776
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873	$—	$1,653,873

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	136,466,242	$1,364	$1,192,340	$(152,421)	$6,100	$1,047,383	$2	$1,047,385
Cumulative effect of accounting change	—	—	—	(103)	103	—	—	—
Issuance of common stock under the distribution reinvestment plan	4,317,245	43	39,891	—	—	39,934	—	39,934
Issuance of common stock in connection with the REIT Merger	83,676,775	837	773,173	—	—	774,010	—	774,010
Vesting of restricted stock	9,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	89	—	—	89	—	89
Distribution and servicing fees	—	—	563	—	—	563	—	563
Other offering costs	—	—	(578)	—	—	(578)	—	(578)
Repurchase of common stock	(2,557,298)	(25)	(23,630)	—	—	(23,655)	—	(23,655)
Issuance of noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Distributions to common stockholders	—	—	—	(91,204)	—	(91,204)	—	(91,204)
Other comprehensive loss	—	—	—	—	(10,907)	(10,907)	—	(10,907)
Net income	—	—	—	2,782	—	2,782	—	2,782
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income attributable to common stockholders	$402,660	$36,776	$2,782
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	81,999	105,476	74,104
Amortization of deferred financing costs	3,425	3,884	2,825
Amortization of above-market leases	1,934	2,467	1,013
Amortization of below-market leases	(3,032)	(7,147)	(5,261)
Amortization of origination fee	394	166	—
Amortization of discount of deferred liability	272	54	—
Loss on swap termination	1,762	—	—
Reduction in the carrying amount of right-of-use assets - operating leases, net	841	963	577
Reduction in the carrying amount of right-of-use assets - finance lease, net	19	7	—
Impairment loss on real estate	27,166	—	21,000
Impairment loss on goodwill	671	—	—
Gain on real estate dispositions from continuing operations	(89)	(3,142)	(79)
Gain on real estate dispositions of discontinued operations	(395,801)	—	—
Loss on extinguishment of debt	28,751	—	—
Straight-line rent	(15,503)	(21,161)	(14,047)
Stock-based compensation	2,379	437	89
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(4,683)	(607)	2,214
Accounts payable due to affiliates	—	(3,350)	1,151
Other assets	3,777	(1,985)	(6,259)
Net cash provided by operating activities	136,942	112,838	80,109
Cash flows from investing activities:
Investment in real estate	(71,462)	(16,135)	(528,259)
Consideration paid for the internalization transaction	(15,000)	(25,000)	—
Proceeds from real estate dispositions	1,308,009	28,542	2,882
Capital expenditures	(25,285)	(28,797)	(12,841)
Payments of deal costs	(120)	(126)	—
Real estate deposits, net	—	100	(100)
Collection of notes receivable	30,700	—	—
Net cash provided by (used in) investing activities	1,226,842	(41,416)	(538,318)
Cash flows from financing activities:
Payments on notes payable	(453,422)	(3,923)	(10,441)
Proceeds from credit facility	15,000	140,000	605,000
Payments on credit facility	(453,000)	(110,000)	(52,000)
Payments for extinguishment of debt	(29,244)	—	—
Payments of deferred financing costs	(444)	(715)	(6,351)
Repurchase of common stock	(9,528)	(29,487)	(23,655)
Offering costs on issuance of common stock	(2,326)	(3,099)	(4,146)
Distributions to common stockholders	(465,849)	(76,517)	(49,494)
Distributions to noncontrolling interests	—	—	(1)
Purchase of noncontrolling interests	—	(2)	—
Net cash (used in) provided by financing activities	(1,398,813)	(83,743)	458,912
Net change in cash, cash equivalents and restricted cash	(35,029)	(12,321)	703
Cash, cash equivalents and restricted cash - Beginning of year	67,909	80,230	79,527
Cash, cash equivalents and restricted cash - End of year	$32,880	$67,909	$80,230

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $395, $669 and $142, respectively	$38,558	$55,129	$43,132
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$27,584	$30,553	$39,934
Contingent consideration	$978	$—	—
Change in accrued capital expenditures	$(1,444)	$2,875	$126
Change in accrued acquisition costs	$10	$—	$139
Change in accrued deal costs	$213	$—	$—
Change in accrued deferred financing costs	$19	$—	$—
Deferred internalization transaction purchase price	$—	$14,674	$—
Right-of-use assets in exchange for lease liability - operating leases	$625	$1,060	$22,266
Right-of-use assets in exchange for lease liability - finance lease	$—	$2,854	$—
Origination of note receivable related to real estate disposition	$—	$28,000	$—
Equity consideration transferred in the REIT Merger	$—	$—	$774,010
Net assets assumed in the REIT Merger	$—	$—	$778
Issuance of noncontrolling interests	$—	$—	$1
Credit facility revolving loan to term loan conversion	$—	$—	$30,000
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Upon completion of the Internalization Transaction, individuals who were previously employed by an affiliate of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company. As an internally managed company, the Company no longer pays the Former Advisor and its affiliates any fees or expense reimbursements arising from the advisory agreement.
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
During the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center assets. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. See Note 4—"Held for Sale and Discontinued Operations" for further discussion. The decision of the Board to sell the data center assets, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets and liabilities related to the data center segment as assets held for sale, net, and liabilities held for sale, net, on the consolidated balance sheet as of December 31, 2020. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for all years presented.
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
During the year ended December 31, 2021, the Company acquired four healthcare properties and two undeveloped land parcels and sold two healthcare properties. See Note 3—"Acquisitions and Dispositions" for more information. As of December 31, 2021, the Company owned 125 real estate healthcare properties, one land parcel held for sale that formerly contained a healthcare property and two undeveloped land parcels, in two micropolitan statistical areas, or µSA, and 54 metropolitan statistical areas, or MSAs.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow, which includes cash held by escrow agents in escrow accounts for tenant and capital improvements in accordance with the respective tenant’s lease agreement. Restricted cash attributable to continuing operations is reported in other assets, net, in the accompanying consolidated balance sheets. See Note 10—"Other Assets, Net." Restricted cash attributable to discontinued operations is reported in assets held for sale, net, in the accompanying consolidated balance sheets.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2021		2020		2019
Beginning of year:
Cash and cash equivalents	$53,174		$69,342		68,360
Restricted cash	14,735	(1)	10,888	(2)	11,167	(3)
Cash, cash equivalents and restricted cash	$67,909		$80,230		$79,527

End of year:
Cash and cash equivalents	$32,359		$53,174		69,342
Restricted cash	521		14,735	(1)	10,888	(2)
Cash, cash equivalents and restricted cash	$32,880		$67,909		$80,230

(1)Of this amount, $13,499,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(2)Of this amount, $9,652,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(3)Of this amount, $9,931,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.

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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the year ended December 31, 2021, all of the Company's acquisitions were determined to be asset acquisitions. See Note 3—"Acquisitions and Dispositions" for additional information. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net, acquired intangible assets and acquired intangible liabilities in the accompanying consolidated balance sheets.
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
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental revenue over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market lease values related to that lease would be recorded as an adjustment to rental revenue.
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
Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale upon satisfaction of all of the following criteria: (i) management commits to a plan to sell a property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties; (iii) there is an active program to locate a buyer;

(iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year; (v) the property is being actively marketed for sale; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate properties held for sale, as well as the amortization of acquired in-place leases and right-of-use assets. The real estate properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.
As of December 31, 2021, the Company classified one land parcel that formerly contained a healthcare property as held for sale. The Company has recorded the land parcel as held for sale at its carrying value at December 31, 2021. See Note 4—"Held for Sale and Discontinued Operations" for further discussion.
The Company classifies assets and liabilities of the 29-property data center properties as discontinued operations for all periods presented because they represent a strategic shift that had a major effect on the Company's results and operations. The assets and liabilities are classified on the consolidated balance sheets as assets held for sale, net, and liabilities held for sale, net, as of December 31, 2020. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties are classified on the consolidated statements of comprehensive income (loss) as income from discontinued operations for all years presented. On July 22, 2021, the Company completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for additional information.
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows and their eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group.
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
Impairment of Real Estate
During the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. A tenant of the property that was experiencing financial difficulty vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the same property, but the Company did not reach an agreement with the tenant of the property. As such, the Company evaluated other strategic options for the property, including a possible sale, and in April 2021, the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000. During the third quarter of 2021, the Company entered into a purchase and sale agreement with the prospective buyer. The agreement was terminated subsequently due to higher than anticipated costs to redevelop the property. As a result, the Company performed another impairment analysis with changes to the sale scenario. The aggregate carrying amount of the assets of $16,909,000 exceeded their fair value. The carrying value of the property was reduced to its estimated fair value of $6,668,000, resulting in an impairment charge of $10,241,000. The Company utilized a market approach, using comparable properties, to estimate the fair value of the property.

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
No impairment losses were recorded on real estate assets during the year ended December 31, 2020. During the year ended December 31, 2019, real estate assets related to one previously mentioned healthcare property were determined to be impaired due to a tenant of the property experiencing financial difficulty and vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. The Company terminated the lease with the second tenant. As a result, the carrying value of the property was reduced to its estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000. In addition, during the year ended December 31, 2019, real estate assets related to another healthcare property were reduced to their estimated fair value of $22,412,000, resulting in an impairment charge of $8,000,000, based on a letter of intent from a prospective buyer to purchase the property.
Impairment charges are recorded as impairment loss on real estate in the consolidated statements of comprehensive income (loss). See Note 15—"Fair Value" for further discussion. All impaired properties discussed above for the years ended December 31, 2021, 2020 and 2019 were subsequently sold by the Company and no further impairment losses were recorded.
During the second quarter of 2021, the Company accelerated depreciation of equipment at one healthcare property based on its anticipated sale in July 2021. As a result, the Company accelerated the depreciation of the equipment in the amount of $296,000 in depreciation and amortization expense in the consolidated statements of comprehensive income (loss) and sold the equipment for $94,000 during the third quarter of 2021.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the year ended December 31, 2021, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement and the tenant paid a lease termination fee of $400,000, which was recorded in rental revenue in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2021, the Company did not record impairment of acquired intangible liabilities.
During the year ended December 31, 2020, the Company recognized impairments of three in-place lease intangible assets in the amount of approximately $4,693,000 and one above-market lease intangible asset in the amount of approximately $344,000, by accelerating the amortization of the acquired intangible assets. Of the $4,693,000 in-place lease intangible assets written off, $3,189,000 related to a tenant of a data center property that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic, which was recorded in income from discontinued operations, $1,484,000 related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property on June 19, 2020 and $20,000 as a result of a lease termination at a healthcare property. The impairment losses related to the in-place lease intangible assets of the healthcare tenants were recorded in depreciation and amortization in the consolidated statements of comprehensive income (loss). The impairment loss related to the above market lease intangible asset in the amount of $344,000 was recorded as an adjustment to rental revenue in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2020, the Company wrote off one below-market lease intangible liability in the amount of approximately $1,974,000, by accelerating the amortization of the acquired intangible liability related to one tenant of the data center property discussed above, which was recorded in income from discontinued operations in the consolidated statements of comprehensive income (loss).

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
During the first quarter of 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on real estate recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment were first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the consolidated statements of comprehensive income (loss). Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
During the second quarter of 2021, the Company recognized $431,000 of goodwill impairment on two reporting units. Impairment loss on two real estate properties recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of each reporting unit's fair value for goodwill impairment. As a result, the fair value of each reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill for the two reporting units in the amounts of $112,000 and $319,000, respectively. Goodwill impairment was recorded for the amount that the carrying value of each reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit. Goodwill impairment was recorded in impairment loss on goodwill in the consolidated statements of comprehensive income (loss). Fair value of each reporting unit was determined based on a market approach model. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
In accordance with the annual impairment test, the Company performed a qualitative analysis of each reporting unit as of December 31, 2021. The Company concluded, based on the qualitative assessment, that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. During the three months ended December 31, 2021, the Company had no impairment losses on goodwill.

The following table summarizes the rollforward of goodwill for the year ended December 31, 2021, excluding amounts classified as discontinued operations (amounts in thousands):

Goodwill
Balance as of December 31, 2020	$23,955
Accumulated impairment losses	(671)
Balance as of December 31, 2021	$23,284
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining and further modifying financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to notes payable and the term loan portion of the credit facility are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to a revolving line of credit are recorded in other assets, net, in the accompanying consolidated balance sheets.
Leasing Commission Fees
Leasing commission fees are fees incurred for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the terms of the related leases in depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).
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
See additional discussion in Note 15—"Fair Value."
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
The Company recognizes non-rental related revenue in accordance with ASC, 606, Revenue from Contracts with Customers, or ASC 606. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursements, which are outside the scope of ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Non-rental revenue, subject to ASC 606, is immaterial to the Company's consolidated financial statements.
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. The Company wrote off approximately $199,000, $8,000 and $672,000 for the years ended December 31, 2021, 2020 and 2019, respectively, as a reduction in rental revenue from continuing operations in the accompanying consolidated statements of comprehensive income (loss) because the amounts were determined to be uncollectible. The Company wrote off approximately $17,000, $118,000 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, related to discontinued operations, which was recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive income (loss).
On April 22, 2021, the Company entered into a settlement agreement with a data center property tenant that was experiencing financial difficulty due to deteriorating economic conditions driven by the impact of the COVID-19 pandemic and accelerating its modification of work strategy to a remote environment due to the pandemic. The tenant stopped paying rent in October 2020. Pursuant to the settlement agreement, the lease was terminated, effective immediately. The tenant surrendered the space on June 20, 2021. Additionally, in connection with the lease termination, the tenant paid the Company a $7,000,000 termination fee on April 23, 2021, which was recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive income (loss) during the second quarter of 2021.
Additionally, on January 26, 2021, in connection with a lease termination with a tenant of one healthcare property that was experiencing financial difficulty and vacated its space on June 19, 2020 (as discussed above), the Company entered into a settlement agreement with the prior tenant to recover certain outstanding rental obligations due under the lease agreement. Pursuant to the settlement agreement, the prior tenant agreed to pay approximately $620,000 in total, payable on a monthly basis from January 2021 through September 2022. During the year ended December 31, 2021, the Company recovered $402,000 of settlement agreement income and recorded these amounts when received, due to uncertainty regarding collectability of the funds. Settlement agreement income was recorded in rental revenue in the accompanying consolidated statements of comprehensive income (loss).
Notes Receivable
Notes receivable are recorded at their outstanding principal balance and accrued interest, unearned income, unamortized deferred fees and costs and allowances for loan losses. The Company defers notes receivable origination costs and fees and amortizes them as an adjustment of yield over the term of the related note receivable. Amortization of the notes receivable origination costs and fees is recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss).
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2021, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of December 31, 2021, the Company owned real estate investments in two µSAs and 54 MSAs, one MSA of which accounted for 10.0% or more of rental revenue from continuing operations for the year ended December 31, 2021. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.8% of rental revenue from continuing operations for the year ended December 31, 2021
As of December 31, 2021, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue from continuing operations for the year ended December 31, 2021. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and affiliates accounted for 16.2% of rental revenue from continuing operations for the year ended December 31, 2021.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Board, provided, however, that the Company limits the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below, the SRP has been generally available to any stockholder as a potential means of interim liquidity. In addition, the Board, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
The Company will currently only repurchase shares due to death and involuntary exigent circumstances in accordance with the SRP, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. Under the SRP, the Company may waive certain of the terms and requirements of the SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the SRP. The Company may also waive certain of the terms and requirements of the SRP in the event of an involuntary exigent circumstance, as determined by the Company or any of the executive officers thereof, in its or their sole discretion. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Company's SRP.
During the year ended December 31, 2021, the Company repurchased 1,133,901 Class A shares, Class I shares and Class T shares of common stock (1,055,054 Class A shares, 11,836 Class I shares and 67,011 Class T shares), or 0.51% of shares outstanding as of December 31, 2020, for an aggregate purchase price of approximately $9,528,000 (an average of $8.40 per share). During the year ended December 31, 2020, the Company repurchased 3,408,870 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (2,666,674 Class A shares, 408,346 Class I shares, 298,224 Class T shares and 35,626 Class T2 shares), or 1.54% of shares outstanding as of December 31, 2019, for an aggregate purchase price of approximately $29,487,000 (an average of $8.65 per share). During the year ended December 31, 2019, the Company repurchased 2,557,298 Class A shares, Class I shares, Class T shares and Class T2 shares of common stock (1,910,894 Class A shares, 189,947 Class I shares, 451,058 Class T shares and 5,399 Class T2 shares), or 1.87% of shares outstanding as of December 31, 2018, for an aggregate purchase price of approximately $23,655,000 (an average of $9.25 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $2.19, $0.48 and $0.58 for the years ended December 31, 2021, 2020 and 2019, respectively. The distributions declared for the year ended December 31, 2021, includes a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021. As of December 31, 2021, the Company had distributions payable of approximately $7,355,000. Of these distributions payable, approximately $5,371,000 was paid in cash and approximately $1,984,000 was reinvested in shares of common stock pursuant to the DRIP on January 7, 2022. Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code. See Note 22—"Subsequent Events" for further discussion.
Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date less forfeitures (if applicable). Forfeitures are accounted for as they occur. See Note 18—"Stock-based Compensation" for further information on the Company's stock-based compensation.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, give rise to potentially dilutive shares of common stock. For the year ended December 31, 2021, diluted earnings per share reflected the effect of approximately 968,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the year ended December 31, 2020, diluted earnings per share reflected the effect of approximately 186,000 of non-vested shares of restricted common stock that were outstanding. For the year ended December 31, 2019, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 24,000 related to non-vested shares of restricted common stock antidilutive.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of December 31, 2021 and December 31, 2020, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result of the Data Center Sale, the Company no longer has a data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheet as of December 31, 2020, as assets held for sale, net, and liabilities held for sale, net. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 16—"Derivative Instruments and Hedging Activities."
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2021, 2020 and 2019. The earliest tax year currently subject to examination is 2018.
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the year ended December 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or consolidated statement of comprehensive income. The Company's assets and liabilities related to the land held for sale attributable to one land parcel that formerly contained a healthcare property are classified as assets held for sale, net, and liabilities held for sale, net, on the consolidated balance sheets as of December 31, 2021. The Company's assets and liabilities related to the data center properties are classified as assets held for sale, net, and liabilities held for sale, net, on the consolidated balance sheet as of December 31, 2020. As of December 31, 2021, the

Company had no assets or liabilities held for sale related to the data center properties. Additionally, operations of the data center properties are classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for all years presented.
Note 3—Acquisitions and Dispositions
2021 Real Estate Property Acquisitions
During the year ended December 31, 2021, the Company purchased four real estate properties and two undeveloped land parcels, or the 2021 Acquisitions, which were determined to be asset acquisitions. Upon the completion of the 2021 Acquisitions, the Company allocated the purchase price to acquired tangible assets, consisting of land, building and improvements and tenant improvements, acquired intangible assets, consisting of in-place leases, and acquired intangible liabilities, consisting of below-market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2021 Acquisitions during the year ended December 31, 2021:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Greenwood Healthcare Facility	04/19/2021	100%	$25,048
Clive Healthcare Facilities (1)	12/08/2021	100%	46,424
Total			$71,472

(1)    The Clive Healthcare Facilities consists of three healthcare properties and two undeveloped land parcels.
The following table summarizes the Company's purchase price allocation of the 2021 Acquisitions during the year ended December 31, 2021 (amounts in thousands):

Total
Land	$6,242
Buildings and improvements	59,166
Tenant improvements	1,482
In-place leases	6,895
Total assets acquired	73,785
Below-market leases	(2,313)
Total liabilities acquired	(2,313)
Net assets acquired	$71,472
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $231,000 related to the 2021 Acquisitions, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition costs is limited to 6.0% of the contract purchase price of a property, unless the Board determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition costs. During the year ended December 31, 2021, acquisition costs did not exceed 6.0% of the contract purchase price of the 2021 Acquisitions during such period.
2021 Real Estate Property Dispositions
Dispositions - Discontinued Operations
As discussed in Note 2—"Summary of Significant Accounting Policies - Held for Sale and Discontinued Operations," the Data Center Sale qualifies as discontinued operations and the operations associated with the related assets have been included in discontinued operations on the consolidated statements of comprehensive income (loss) for all periods presented.
On July 22, 2021, the Company completed the Data Center Sale for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. The Company recognized an aggregate gain on sale of approximately $395,801,000 and recorded it as a part of income from discontinued operations in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2021.

Dispositions - Continuing Operations
The Company sold two healthcare properties, or the 2021 Dispositions, during the year ended December 31, 2021, for an aggregate sale price of $13,120,000 and generated net proceeds of $12,642,000. For the year ended December 31, 2021, the Company recognized an aggregate gain on sale of $89,000 in gain on real estate dispositions in the consolidated statements of comprehensive income (loss).
The following table summarizes the 2021 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the consolidated statements of comprehensive income (loss).

Property Description	Disposition Date	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
St. Louis Healthcare Facility	10/21/2021	$6,120	$5,973
Grapevine Healthcare Facility	12/22/2021	7,000	6,669
Total		$13,120	$12,642
Note 4—Held for Sale and Discontinued Operations
The assets and liabilities related to the 29 data center properties are separately classified on the consolidated balance sheets as of December 31, 2020, as assets held for sale, net, and liabilities held for sale, net. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.
On August 30, 2021, the Company entered into a purchase and sale agreement for the sale of a healthcare property that was vacant. The purchase and sale agreement contained a clause that the structures on the healthcare property had to be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. The Company classified the land as held for sale as of December 31, 2021, because the land met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations." The Company sold the land attributable to the healthcare property on February 10, 2022. See Note 22—"Subsequent Events" for additional information.
The following table presents the major classes of assets and liabilities of 29 data center properties, which were sold on July 22, 2021, and one land parcel classified as held for sale that formerly contained a healthcare property classified as assets and liabilities held for sale, net, presented separately in the consolidated balance sheets as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021		December 31, 2020
Assets:
Real estate:
Land	$22,241		$166,709
Buildings and improvements, net	—		677,563
Total real estate, net	22,241	(1)	844,272
Acquired intangible assets, net	—		48,860
Goodwill	—		15,574
Right-of-use assets - operating leases	—		7,252
Other assets, net	329	(1)	43,792	(2)
Assets held for sale, net	$22,570		$959,750
Liabilities:
Notes payable, net	$—		$304,972
Accounts payable and other liabilities	698	(1)	12,300	(3)
Acquired intangible liabilities, net	—		40,589
Operating lease liabilities	—		8,124
Liabilities held for sale, net	$698		$365,985

(1)    Amounts attributable to one land parcel classified as held for sale that formerly contained a healthcare property as of December 31, 2021, that did not meet the criteria of discontinued operations. The property was demolished and consisted of land as of December 31, 2021. The Company sold the land attributable to the healthcare property on February 10, 2022.
(2)    Primarily consists of straight-line rent receivable, net, leasing commissions, net, and restricted cash.
(3)    Primarily consists of accounts payable and accrued expenses, accrued property taxes, deferred rental income and derivative liabilities.
The operations reflected in income from discontinued operations on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019, were as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Rental revenue	$57,903	$110,755	$109,689
Lease termination revenue	7,075	—	—
Total revenue	64,978	110,755	109,689
Expenses:
Rental expenses	15,737	28,346	30,270
Asset management fees	—	5,310	7,053
Depreciation and amortization	11,759	35,634	34,127
Total expenses	27,496	69,290	71,450
Interest and other expense, net (1)	31,839	13,626	13,651
Income from discontinued operations	5,643	27,839	24,588
Gain on real estate dispositions	395,801	—	—
Net income from discontinued operations attributable to common stockholders	$401,444	$27,839	$24,588

(1)    Interest expense attributable to discontinued operations was $31,856,000, $13,741,000 and $13,741,000 for the years ended December 31, 2021, 2020 and 2019, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the disposition of and proceeds received from the data center properties, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment and incurred approximately $23,738,000 of debt extinguishment costs related to the data centers. See Note 12—"Notes Payable" for additional information.

Capital expenditures on a cash basis for the year ended December 31, 2021, 2020 and 2019, were $2,763,000, $3,945,000 and $6,977,000, respectively, related to properties classified within discontinued operations.
There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the year ended December 31, 2021. Significant non-cash operating activities for properties classified within discontinued operations were $764,000 for the year ended December 31, 2020, which related to accrued utilities. There were no significant non-cash investing activities for the properties classified within discontinued operations for the year ended December 31, 2020. Significant non-cash operating activities for properties classified within discontinued operations were $944,000 for the year ended December 31, 2019, which primarily related to accounts payable, accrued expenses and tenant reimbursement liabilities. There were no significant non-cash investing activities for the properties classified within discontinued operations for the year ended December 31, 2019.
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
On September 30, 2020, or the Closing, under the Purchase Agreement, the Operating Partnership (i) acquired 100% of the membership interests in Manager Sub for an aggregate cash purchase price of $40,000,000, subject to certain adjustments, or the Purchase Price; and (ii) redeemed the Former Advisor’s limited partner interest (including special limited partner interest) in the Operating Partnership. The Purchase Price was paid as follows, subject to certain acceleration provisions: (i) $25,000,000 was paid at the Closing; (ii) $7,500,000 was due on March 31, 2021, and was paid on March 30, 2021; and (iii) $7,500,000 was due on March 31, 2022, and was paid on July 27, 2021, as a result of the Data Center Sale, which was considered an acceleration condition as outlined in the Purchase Agreement. The Purchase Price was recorded at fair value, net of amortization of discount in accounts payable and other liabilities in the accompanying consolidated balance sheets. As a result of the early repayment of $7,500,000 that was originally payable on March 31, 2022, the Company accelerated amortization of discount of deferred liability in the amount of $145,000 during the three months ended September 30, 2021, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss).
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

Note 6—Acquired Intangible Assets, Net
Acquired intangible assets, net, excluding assets held for sale, net, consisted of the following as of December 31, 2021 and 2020 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2021	December 31, 2020
In-place leases, net of accumulated amortization of $66,579 and $47,312, respectively (with a weighted average remaining life of 9.5 years and 10.5 years, respectively)	$168,012	$182,340
Above-market leases, net of accumulated amortization of $4,488 and $2,554, respectively (with a weighted average remaining life of 8.8 years and 9.9 years, respectively)	13,627	15,561
	$181,639	$197,901
The aggregate weighted average remaining life of the acquired intangible assets was 9.5 years and 10.5 years as of December 31, 2021 and 2020, respectively.
Amortization of the acquired intangible assets was $23,157,000, $23,876,000 and $13,556,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Of the $23,157,000 recorded for the year ended December 31, 2021, $1,120,000 was attributable to accelerated amortization due to the impairment of one in-place lease intangible asset. Of the $23,876,000 recorded for the year ended December 31, 2020, $1,848,000 was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets and one above-market lease intangible asset. Of the $13,556,000 recorded for the year ended December 31, 2019, $3,195,000 was attributable to accelerated amortization due to the impairment of two in-place lease intangible assets. Amortization of the in-place leases is included in depreciation and amortization and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income (loss).
Estimated amortization expense on the acquired intangible assets as of December 31, 2021, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2022	$22,633
2023	21,841
2024	20,816
2025	18,827
2026	16,978
Thereafter	80,544
$181,639
Note 7—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, excluding liabilities held for sale, net, consisted of the following as of December 31, 2021 and 2020 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2021	December 31, 2020
Below-market leases, net of accumulated amortization of $4,444 and $3,122, respectively (with a weighted average remaining life of 9.3 years and 10.1 years, respectively)	$12,962	$11,971
Amortization of the below-market leases was $1,322,000, $1,207,000 and $919,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Of the $919,000 recorded for the year ended December 31, 2019, $212,000 was attributable to accelerated amortization due to the impairment of one below-market lease intangible liability. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization of the acquired intangible liabilities as of December 31, 2021, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2022	$1,456
2023	1,456
2024	1,456
2025	1,456
2026	1,438
Thereafter	5,700
$12,962
Note 8—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2021, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2022	$159,125
2023	161,891
2024	161,971
2025	157,817
2026	150,850
Thereafter	951,470
Total (1)	$1,743,124

(1)The total future rent amount of $1,743,124,000 includes approximately $16,476,000 in rent to be received in connection with two leases executed as of December 31, 2021, at one development property that had lease commencement dates of March 1, 2022 and June 1, 2022, respectively.
Lessee
The Company is subject to various non-cancellable operating and finance lease agreements, inclusive of 15 ground operating leases, one corporate-related operating lease, one ground finance lease and one office lease related to the Company’s former principal executive office in Tampa, Florida, or the Corporate Lease. On January 22, 2022, the Company's rent commenced on an operating lease agreement for its new principal executive office in Tampa, Florida. See Note 22—"Subsequent Events" for additional information. Of the 15 ground operating leases, four do not have corresponding operating lease liabilities because the Company did not have future payment obligations at the acquisition of these leases.
The Company has one non-cancellable lease agreement that is classified as a finance lease, as defined in ASC 842, Leases, related to a ground lease of a healthcare property. Ground lease expenses for finance lease payments are recognized as amortization expense of the ROU asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company's operating leases and finance lease do not provide an implicit interest rate. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating or finance lease.
During the year ended December 31, 2021, the Company entered into a corporate-related operating lease agreement for an aggregate present value of future rent payments of $625,000, which was recorded in right-of-use assets - operating leases on the consolidated balance sheets. As of December 31, 2021, the aggregate present value of future rent payments on the corporate-related operating lease agreement was $602,000.
As of December 31, 2021, the Company's IBRs for its operating leases were between 2.5% and 6.4%, with a weighted average IBR of 5.4%. The weighted average remaining lease term for the Company's operating leases attributable to continuing operations was 36.1 years and 38.0 years as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 42.4 years and 43.4 years as of December 31, 2021 and 2020, respectively.
The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable leases in effect as of December 31, 2021, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating	Finance
2022	$1,671	$136
2023	1,854	136
2024	1,921	141
2025	1,941	143
2026	1,888	143
Thereafter	67,456	6,441
Total undiscounted rental payments (1)	76,731	7,140
Less imputed interest (1)	(52,973)	(4,504)
Total lease liabilities	$23,758	$2,636

(1)The total undiscounted rental payments for operating leases of $76,731,000 and total imputed interest for operating leases of $52,973,000 includes approximately $3,857,000 in rental payments to be made in connection with the Company's new principal executive office that had a lease commencement date of January 22, 2022. See See Note 22—"Subsequent Events" for additional information.
The following table provides details of the Company's total lease costs and reimbursements for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

		Year Ended December 31,
	Location in Consolidated Statements of Comprehensive Income (Loss)	2021	2020	2019
Operating lease costs:
Ground lease costs	Rental expenses	$1,690	$1,687	$508
Ground lease reimbursements (1)	Rental revenue	1,194	1,191	368
Ground lease costs (2)	Income from discontinued operations	414	880	880
Ground lease reimbursements (1),(2)	Income from discontinued operations	230	413	413
Corporate lease costs	General and administrative expenses	1,063	264	—
Corporate-related operating lease costs	General and administrative expenses	66	—	—
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$19	$7	$—
Interest on lease liability	Interest and other expense, net	137	47	—

(1)The Company is reimbursed by tenants who sublease the ground leases.
(2)Amounts relate to lease costs and reimbursements attributable to two operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.

Note 9—Notes Receivable, Net
The following summarizes the notes receivable balances as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Note receivable	$—	$2,700
Note receivable	—	28,562
Total notes receivable	$—	$31,262
In connection with the sale on May 28, 2020, of the San Antonio Healthcare Facility II, a wholly-owned subsidiary of the Company entered into a note receivable agreement in the principal amount of $28,000,000. The note receivable was secured by a first mortgage lien on San Antonio Healthcare Facility II and was set to mature on June 1, 2022, or the Maturity Date. The interest rate of the note receivable was 7.0% per annum for the period commencing May 28, 2020 through May 31, 2021, and was 8.0% per annum for the period commencing on June 1, 2021 through the Maturity Date. Monthly payments were interest only, with the outstanding principal due and payable on the Maturity Date; however, the outstanding principal and any unpaid accrued interest could have been prepaid at any time without penalty or charge. On July 14, 2021, the borrower repaid the total outstanding amount of $28,000,000 in principal and $87,000 in accrued interest on the note receivable. In connection with the note receivable, the Company incurred a loan origination fee in the amount of $560,000. Amortization of the loan origination fee, inclusive of accelerated amortization due to early repayment of the note receivable, was $394,000 and $166,000 for the years ended December 31, 2021 and 2020, respectively, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss). The Company recognized $1,096,000 and $1,187,000 for the years ended December 31, 2021 and 2020, respectively, of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss).
In connection with a note receivable issued in the amount of $2,700,000, on November 5, 2020, the Company entered into an amended agreement with the borrower to, among other things, change the maturity date to November 5, 2021 (the maturity date was previously November 5, 2020), or earlier, as provided in the amended agreement. During the first quarter of 2021, in accordance with the amended note receivable agreement, the borrower paid and the Company recognized, an amendment fee in the amount of $50,000 and paid down $500,000 in principal outstanding on the note receivable. On November 5, 2021, the borrower repaid the total outstanding amount of $2,200,000 in principal on the note receivable. The Company recognized $50,000 for the year ended December 31, 2021 of interest income on the note receivable, which was recorded in interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss).
Note 10—Other Assets, Net
Other assets, net, excluding assets held for sale, net, consisted of the following as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021		December 31, 2020
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $8,332 and $6,902, respectively	$482		$1,634
Leasing commissions, net of accumulated amortization of $121 and $58, respectively	780		845
Restricted cash	521		13,499
Tenant receivables	1,851		1,965
Straight-line rent receivable	55,725		42,732
Prepaid and other assets	4,835	(1)	3,994
Derivative assets	2,171		—
	$66,365		$64,669

(1)    Excludes $329,000 of prepaid and other assets attributable to one healthcare property classified as held for sale as of December 31, 2021, that did not meet the criteria of discontinued operations.
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2021, 2020 and 2019 was $1,430,000, $1,206,000 and $1,010,000, respectively, which was recorded as interest and other expense, net, in the accompanying consolidated statements of comprehensive income (loss). Amortization of leasing commissions for the years ended December 31, 2021, 2020 and 2019 was $63,000, $38,000 and $9,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).

Note 11—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, excluding liabilities held for sale, net, consisted of the following as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021		December 31, 2020
Accounts payable and accrued expenses	$8,431	(1)	$10,011
Accrued interest expense	1,626		3,257
Accrued property taxes	2,913	(1)	2,090
Accrued personnel costs	4,198		1,202
Distribution and servicing fees	182		3,128
Distributions payable to stockholders	7,355		9,117
Performance DSUs distributions payable	394		—
Tenant deposits	802		801
Deferred rental income	7,100		6,381
Deferred internalization transaction liability	—		14,728
Contingent consideration	978		—
Derivative liabilities	5,618		17,231
	$39,597		$67,946

(1)    Excludes $698,000 of accounts payable and accrued expenses attributable to one healthcare property classified as held for sale as of December 31, 2021, that did not meet the criteria of discontinued operations.
Note 12—Notes Payable
The following table summarizes the notes payable balances as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Notes payable:
Fixed rate notes payable	$—	$45,748
Variable rate notes payable fixed through interest rate swaps	—	101,579
Total notes payable, principal amount outstanding	—	147,327
Unamortized deferred financing costs related to notes payable	—	(682)
Total notes payable, net of deferred financing costs (1)	$—	$146,645

(1)As of December 31, 2020, there were $304,972,000 of notes payable, net of deferred financing costs, related to data center properties classified as held for sale, which are included in liabilities held for sale, net, on the consolidated balance sheets.
On July 22, 2021, in connection with the proceeds received from the Data Center Sale, the Company paid off all its notes payable (seven data center notes payable and five healthcare notes payable), with an outstanding principal balance of $450,806,000 ($305,161,000 outstanding principal balance on data center notes payable and $145,645,000 outstanding principal balance on healthcare notes payable) at the time of repayment. The outstanding principal balance on data center notes payable in the amount of $305,161,000 was required to be paid off in order to consummate the Data Center Sale, while the outstanding principal balance on healthcare notes payable in the amount of $145,645,000 was paid off at the Company's sole discretion.
In connection with the payoff of debt during the third quarter of 2021, the Company recognized a loss of $28,751,000 on extinguishment of debt, which included defeasance and other loan costs in the amount of $26,082,000 and accelerated unamortized debt issuance costs related to the debt repayment of $2,669,000. Of the $28,751,000 loss on extinguishment of debt, $5,013,000 was recognized in interest and other expense, net, and $23,738,000 was recognized in income from discontinued operations in the accompanying consolidated statements of comprehensive income (loss).

Note 13—Credit Facility
The Company's outstanding credit facility as of December 31, 2021 and 2020 consisted of the following (amounts in thousands):

	December 31, 2021	December 31, 2020
Variable rate revolving line of credit	$—	$138,000
Variable rate term loans fixed through interest rate swaps	400,000	400,000
Variable rate term loans	100,000	400,000
Total credit facility, principal amount outstanding	500,000	938,000
Unamortized deferred financing costs related to the term loan credit facility	(3,226)	(5,900)
Total credit facility, net of deferred financing costs	$496,774	$932,100
Significant activities regarding the credit facility during the year ended December 31, 2021, and subsequent, include:
•On April 19, 2021, the Company drew $15,000,000 on its credit facility related to a property acquisition. See Note 3—"Acquisitions and Dispositions" for additional information.
•On July 16, 2021, the Company repaid $30,000,000 on its credit facility primarily with proceeds from a note receivable that was repaid on July 14, 2021.
•On July 20, 2021, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank National Association, or KeyBank, and the other lenders listed as lenders in the Company's credit agreement and term loan agreement, entered into third amendments to such agreements to allow for the making of the special distribution. In particular, the third amendments: (i) excludes the special distribution from the distributions limitation of 95% of Funds From Operations when added to the distributions paid in any four consecutive calendar quarters; (ii) provided updated provisions for the conversion of the benchmark interest rate from LIBOR to an alternate index rate adopted by the Federal Reserve Board and the Federal Reserve Bank of New York following the occurrence of certain transition events; and (iii) incorporated language regarding erroneous payments, protecting KeyBank in the event an erroneous payment is made to the other lenders listed as lenders in the Company's credit agreement and term loan agreement.
•On July 22, 2021, the Company repaid $403,000,000 on its credit facility with proceeds from the Data Center Sale in order to reduce leverage and to position the Company for future growth.
•On September 29, 2021, the Company, the Operating Partnership, certain of the Company's subsidiaries, KeyBank, and the other lenders listed as lenders in the Company's credit agreement and term loan agreement, entered into a consent letter for the Company's credit agreement and a consent letter for the Company's term loan agreement that accelerated the applicable margin adjustment date on the Company's credit facility, reducing the applicable margin from 2.25% to 1.75%, effective September 29, 2021. Per the language in the credit agreement, the applicable margin adjustment would not have otherwise taken place until December 1, 2021.
•On December 23, 2021, the Company repaid $20,000,000 on its credit facility primarily with proceeds from the sale of two healthcare properties on October 21, 2021 and December 22, 2021.
•On February 15, 2022, the Company entered into a new revolving credit agreement and term loan agreement. Upon closing of the new revolving credit agreement, the Company extinguished all commitments associated with the prior revolving line of credit. The new term loan agreement was entered into to replace the Company's prior term loan, which was paid off in its entirety upon closing of the new revolving credit agreement and the new term loan agreement. See Note 22—"Subsequent Events" for additional information.
The principal payments due on the credit facility as of December 31, 2021, for the next year ending December 31, are as follows (amounts in thousands):

Year	Amount
2022(1)	$500,000

(1)    On February 15, 2022, the Company paid off its existing term loan in the outstanding amount of $500,000,000, which had a maturity date of December 31, 2024, with proceeds from a new revolving credit agreement and term loan agreement. See Note 22—"Subsequent Events" for additional information.
The proceeds of loans made under the credit facility may be used to finance the acquisitions of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes.
The annual interest rate payable under the credit facility was, at the Company's option, either: (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which was determined based on the Company's overall leverage; or (b) a base rate which meant, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 0.75% to 1.25%, which was determined based on the Company's overall leverage. As of December 31, 2021, the weighted average interest rate on the variable rate portion of the credit facility was 1.85% and the weighted average interest rate on the variable rate fixed through interest rate swap portion of the credit facility was 3.27%.
In addition to interest, the Company was required to pay a fee on the unused portion of the lenders’ commitments under the credit agreement at a per annum rate equal to 0.25% if the daily amount outstanding under the credit agreement was less than 50% of the lenders’ commitments or 0.15% if the daily amount outstanding under the credit agreement was greater than or equal to 50% of the lenders’ commitments. The unused fee was payable quarterly in arrears.
The actual amount of credit available under the credit facility was a function of certain loan-to-cost, loan-to-value and debt service coverage ratios contained in the credit facility agreements. The amount of credit available under the credit facility was the maximum principal amount of the value of the assets that were included in the pool availability.
The credit facility agreements contained various affirmative and negative covenants that were customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by the Company, the Operating Partnership and its subsidiaries that own properties that serve as collateral for the credit facility, limitations on the nature of the Company's business, the Operating Partnership and its subsidiaries, and limitations on distributions by the Company, the Operating Partnership and its subsidiaries. The credit facility agreements imposed the following financial covenants, which were specifically defined in the credit facility agreements, on the Company: (a) maximum ratio of indebtedness to gross asset value; (b) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (c) minimum tangible net worth; (d) minimum liquidity thresholds; (e) minimum weighted average remaining lease term of properties in the collateral pool; and (f) minimum number of properties in the collateral pool. In addition, the credit facility agreements included events of default that were customary for credit facilities and transactions of this type.
Note 14—Related-Party Transactions and Arrangements
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
Distribution and Servicing Fees
Through the termination of the Offering on November 27, 2018, the Company paid SC Distributors, LLC, an affiliate of the Former Advisor that served as the dealer manager of the Offerings, or the Dealer Manager, selling commissions and dealer manager fees in connection with the sale of shares of certain classes of common stock. The Company continues to pay the Dealer Manager a distribution and servicing fee with respect to its Class T2 shares of common stock that were sold in the Initial

Offering (primary Offering only) and the Offering. Effective December 31, 2021, the Company no longer pays the Dealer Manager a distribution and servicing fee with respect to its Class T shares. Distribution and servicing fees are recorded in the accompanying consolidated statements of stockholders' equity as an adjustment to equity. Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company.
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
Operating Expense Reimbursement
Prior to the closing of the Internalization Transaction, the Company reimbursed the Former Advisor for all operating expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceeded the greater of: (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, were not reimbursed unless the independent directors determined such excess expenses were justified. The Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received an acquisition fee or a disposition fee. Historically, operating expenses incurred on the Company’s behalf were recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).
Property Management Fees
In connection with the rental, leasing, operation and management of the Company’s properties, prior to the closing of the Internalization Transaction, the Company paid Carter Validus Real Estate Management Services II, LLC, a wholly-owned subsidiary of the Former Sponsor, or the Former Property Manager, and its affiliates, aggregate fees equal to 3.0% of gross revenues from the properties managed, or property management fees. The Company reimbursed the Former Property Manager and its affiliates for property-level expenses that were paid or incurred on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Former Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also served as one of its executive officers. For certain properties the Former Property Manager and its affiliates subcontracted the performance of their duties to third parties and paid all or a portion of the property management fee to the third parties with whom they contracted for those services. When the Company contracted directly with third parties for such services, it paid third parties customary market fees and paid the Former Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event did the Company pay the Former Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Historically, property management fees were recorded in rental expenses in the accompanying consolidated statements of comprehensive income (loss).
Leasing Commission Fees
Prior to the closing of the Internalization Transaction, the Company paid the Former Property Manager a separate fee in connection with leasing properties to new tenants or renewals or expansions of existing leases with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Historically, leasing commission fees were capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
Prior to the closing of the Internalization Transaction, for acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company paid the Former Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Historically, construction management fees were capitalized in real estate, net, in the accompanying consolidated balance sheets.
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
The following table details amounts incurred in connection with the Company's related-party transactions as described above for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

		Incurred
		Year Ended December 31,
Fee	Entity	2021	2020	2019
Distribution and servicing fees(1)(2)	SC Distributors, LLC	$—	$(65)	$(563)
Acquisition fees and costs (2)	Carter Validus Advisors II, LLC and its affiliates	—	97	26,072
Asset management fees (3)	Carter Validus Advisors II, LLC and its affiliates	—	17,914	16,475
Operating expense reimbursement (4)	Carter Validus Advisors II, LLC and its affiliates	—	3,966	4,492
Property management fees (5)	Carter Validus Real Estate Management Services II, LLC	—	5,290	5,403
Leasing commission fees (6)	Carter Validus Real Estate Management Services II, LLC	—	594	1,241
Construction management fees (7)	Carter Validus Real Estate Management Services II, LLC	—	435	276
Disposition fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	350	—
Loan origination fees (2)	Carter Validus Advisors II, LLC and its affiliates	—	560	—
Total		$—	$29,141	$53,396

(1)     Effective September 30, 2020, as a result of the Internalization Transaction, the Dealer Manager is no longer a related party of the Company. Refer to Note 11—"Accounts Payable and Other Liabilities" for the outstanding balance on distribution and servicing fees owed by the Company to the Dealer Manager.
(2)     For the years ended December 31, 2020 and 2019, the entire amounts are attributable to continuing operations.
(3)     For the year ended December 31, 2020, $12,604,000 is attributable to continuing operations and $5,310,000 is attributable to discontinued operations. For the year ended December 31, 2019, $9,422,000 is attributable to continuing operations and $7,053,000 is attributable to discontinued operations.
(4)     For the year ended December 31, 2020, $3,374,000 is attributable to continuing operations and $592,000 is attributable to discontinued operations. For the year ended December 31, 2019, $3,654,000 is attributable to continuing operations and $838,000 is attributable to discontinued operations.
(5)     For the year ended December 31, 2020, $3,299,000 is attributable to continuing operations and $1,991,000 is attributable to discontinued operations. For the year ended December 31, 2019, $2,640,000 is attributable to continuing operations and $2,763,000 is attributable to discontinued operations.
(6)     For the year ended December 31, 2020, $263,000 is attributable to continuing operations and $331,000 is attributable to discontinued operations. For the year ended December 31, 2019, the entire amount is attributable to discontinued operations.
(7)     For the year ended December 31, 2020, $380,000 is attributable to continuing operations and $55,000 is attributable to discontinued operations. For the year ended December 31, 2019, $75,000 is attributable to continuing operations and $201,000 is attributable to discontinued operations.

Note 15—Fair Value
Credit facility—Variable Rate—The estimated fair value of the credit facility—variable rate (Level 2) was approximately $98,472,000 and $536,329,000 as of December 31, 2021 and 2020, respectively, as compared to the outstanding principal of $100,000,000 and $538,000,000 as of December 31, 2021 and 2020, respectively.
Credit facility—Fixed Rate—The estimated fair value of the credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $393,888,000 and $398,563,000 as of December 31, 2021 and 2020, respectively, as compared to the outstanding principal of $400,000,000 and $400,000,000 as of December 31, 2021 and 2020, respectively.
The fair value of the Company's debt is estimated based on the interest rates currently offered to the Company by its financial institutions.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $0 and $30,700,000 approximated the fair value as of December 31, 2021 and 2020, respectively. The fair value was determined through the evaluation of credit quality indicators such as underlying collateral and payment history and measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 16—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,171	$—	$2,171
Total assets at fair value	$—	$2,171	$—	$2,171
Liabilities:
Derivative liabilities	$—	$5,618	$—	$5,618
Total liabilities at fair value	$—	$5,618	$—	$5,618

	December 31, 2020
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities (1)	$—	$20,444	$—	$20,444
Total liabilities at fair value	$—	$20,444	$—	$20,444

(1)     Of this amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
Derivative assets are reported in other assets, net, on the consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the consolidated balance sheets.

Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, real estate assets related to one healthcare property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000 in the first quarter of 2021. During the third quarter of 2021, the Company entered into a purchase and sale agreement with the prospective buyer. The agreement was terminated subsequently due to higher than anticipated costs to redevelop the property. As a result, the Company performed another impairment analysis with changes to the sale scenario. The aggregate carrying value of the assets exceeded their estimated fair value of $6,668,000 as of September 30, 2021, resulting in an impairment charge of $10,241,000.
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
During the year ended December 31, 2020, no impairment losses were recorded on real estate assets. During the year ended December 31, 2019, real estate assets related to one healthcare property were determined to be impaired due to a tenant of the property experiencing financial difficulty and vacating its space, and a second tenant indicating its desire to terminate its lease early, which the Company determined would be consistent with its strategic plans for the property. The Company terminated the lease with the second tenant. The aggregate carrying amount of the assets exceeded their estimated fair value of $27,266,000, resulting in an impairment charge of $13,000,000. In addition, during the year ended December 31, 2019, real estate assets related to another healthcare property were reduced to their estimated fair value of $22,412,000, resulting in an impairment charge of $8,000,000, based on a letter of intent from a prospective buyer to purchase the property.
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
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of December 31, 2021 (amounts in thousands):

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses (1)
Real estate assets	$—	$22,311	$—	$22,311	$27,166

(1)     Amount includes losses attributable to two properties that were sold during the year ended December 31, 2021.
Goodwill—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2021, the Company recorded $240,000 of goodwill impairment. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the consolidated statements of comprehensive income (loss). Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
During the second quarter of 2021, the Company recorded $431,000 of goodwill impairment on two reporting units. Impairment loss on goodwill represented the carrying value of each reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit and was recorded in impairment loss on goodwill in the consolidated statements of comprehensive income (loss). Fair value of each reporting unit was determined based on a market approach model. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.

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
In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions. During the year ended December 31, 2021, the Company reclassified approximately $1,970,000 from accumulated other comprehensive loss to earnings, related to the swaps termination and recorded $1,428,000 in interest and other expense, net, and $542,000 in income from discontinued operations in the accompanying consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $5,652,000 will be reclassified from accumulated other comprehensive loss as a decrease to earnings.
See Note 15—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2021			December 31, 2020
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount (2)	Fair Value of
					Assets	(Liabilities)		(Liabilities) (3)

Interest rate swaps	(1)	04/01/2019 to 07/01/2020	04/27/2023 to 12/31/2024	$400,000	$2,171	$(5,618)	$635,007	$(20,444)

(1)     Derivative assets are reported in other assets, net, on the consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities held for sale, net, respectively, on the consolidated balance sheets.
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).

The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Amount of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Total Amount of Line Item in Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31, 2021
Interest rate swaps - continuing operations	$5,956	Interest and other expense, net	$(8,031)	$34,515
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,647)	401,444
Total	$5,919		$(9,678)
Year Ended December 31, 2020
Interest rate swaps - continuing operations	$(19,676)	Interest and other expense, net	$(6,263)	$42,025
Interest rate swaps - discontinued operations	(3,907)	Income from discontinued operations	(1,580)	27,839
Total	$(23,583)		$(7,843)
Year Ended December 31, 2019
Interest rate swaps - continuing operations	$(6,398)	Interest and other expense, net	$926	$33,563
Interest rate swaps - discontinued operations	(2,907)	Income from discontinued operations	676	24,588
Total	$(9,305)		$1,602
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2021, the fair value of derivatives in a net liability position was $5,128,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2021, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2021 and 2020 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2021	$2,171	$—	$2,171	$(1,023)	$—	$1,148

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2021	$5,618	$—	$5,618	$(1,023)	$—	$4,595
December 31, 2020 (1)	$20,444	$—	$20,444	$—	$—	$20,444

(1)     Of this net amount, $17,231,000 is attributable to continuing operations and $3,213,000 is attributable to discontinued operations.
The Company reports derivative assets in the accompanying consolidated balance sheets as other assets, net. The Company reports derivative liabilities attributable to continuing operations and discontinued operations in the accompanying consolidated balance sheets as accounts payable and other liabilities and liabilities held for sale, net, respectively.
Note 17—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Unrealized Income (Loss) on Derivative Instruments
Balance as of December 31, 2018	$6,100
Cumulative effect of accounting change	103
Balance as of January 1, 2019	6,203
Other comprehensive loss before reclassification	(9,305)
Amount of income reclassified from accumulated other comprehensive income to net income (including missed forecast)	(1,602)
Other comprehensive loss	(10,907)
Balance as of December 31, 2019	(4,704)
Other comprehensive loss before reclassification	(23,583)
Amount of loss reclassified from accumulated other comprehensive loss to net income	7,843
Other comprehensive loss	(15,740)
Balance as of December 31, 2020	(20,444)
Other comprehensive income before reclassification	5,919
Amount of loss reclassified from accumulated other comprehensive loss to net income	9,678
Other comprehensive income	15,597
Balance as of December 31, 2021	$(4,847)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Details about Accumulated Other Comprehensive (Loss) Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31,
	2021	2020	2019
Interest rate swap contracts - continuing operations	$8,031	$6,263	$(926)	Interest and other expense, net
Interest rate swap contracts - discontinued operations	1,647	1,580	$(676)	Income from discontinued operations
Interest rate swap contracts	$9,678	$7,843	$(1,602)
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
On July 1, 2021, the Company granted each independent director 8,055 in restricted shares of Class A common stock, which will vest over a one-year period. The fair value of each share of restricted common stock was estimated at the date of grant at $8.69 per share.
Executive Awards
Each executive officer will be eligible to receive long term incentive awards in the form of equity under any applicable plan or program adopted by the Company during the term of his or her employment. Each executive officer's entitlement to long term incentive awards will be at the discretion of the Board or the Compensation Committee. Long term incentive awards may consist of restricted stock awards of Class A common stock of the Company that vest on a fixed date or ratably over time, subject to continued employment through the vesting date, or the Time-Based Award, and/or deferred stock awards of common stock that may be earned and vest based on Company performance over a period of time to be determined by the Board of Directors or the Compensation Committee, subject to continued employment through the applicable vesting date, or the Performance-Based DSUs. Time-Based Awards and Performance-Based DSUs are granted under, and will be subject to, the terms of the Incentive Plan and an award agreement.
Performance-Based DSUs awarded to our executive officers represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions, attainment of specified performance metrics, and/or other restrictions, as set forth in the Incentive Plan. The Board or the Compensation Committee will approve the performance goals applicable to earning and vesting of the Performance-Based DSUs from time to time. The number of Performance-Based DSUs that may ultimately become earned and vested will be tied to the performance goals, performance period and weightings (i.e., threshold, target and maximum) determined by the Board or the Compensation Committee. The Board or the Compensation Committee will, in its sole discretion, make determinations necessary to calculate the achievement level of these performance goals and the number of Performance-Based DSUs that will actually be earned and vest at the end of the determined performance periods.

On January 8, 2021, the executive officers received long term incentive awards, or the 2021 Awards. 50% of the 2021 Awards consist of 178,366 in restricted shares of Class A common stock, or the Time-Based 2021 Awards. The Time-Based 2021 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions. The remaining 50% of the 2021 Awards consist of Performance-Based DSUs that may be earned and become vested based on Company performance over a three-year performance period ending on December 31, 2023, and subject to continued employment through the applicable vesting date. The Performance DSUs represent the right to receive a number of restricted shares of the Company's Class A common stock on a one-to-one basis with the number of Performance DSUs that vest. The 2021 Awards were granted under and subject to the terms of the Incentive Plan and an award agreement. Stock-based compensation expense for the Time-Based 2021 Awards and Performance-Based 2021 Awards for the year ended December 31, 2021, was approximately $904,000, which is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).
As of December 31, 2021 and 2020, there was $5,886,000 and $4,921,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock. This expense is expected to be recognized over a remaining weighted average period of 2.61 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2021 and 2020, the fair value of the nonvested shares of restricted Class A common stock was $7,991,000 and $5,326,336, respectively. A summary of the status of the nonvested shares of restricted Class A common stock as of December 31, 2020 and the changes for the year ended December 31, 2021 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2020	612,927
Vested	(24,955)
Forfeited	(13,873)
Granted	400,459
Nonvested at December 31, 2021	974,558
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $2,379,000, $437,000 and $89,000, respectively, which is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Note 19—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Character of Class A Distributions:	2021	2020	2019
Ordinary dividends	27.91%	—%	17.93%
Capital gain distributions	—%	—%	0.38%
Nontaxable distributions	72.09%	100.00%	81.69%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class I Distributions:	2021	2020	2019
Ordinary dividends	27.91%	—%	17.93%
Capital gain distributions	—%	—%	0.38%
Nontaxable distributions	72.09%	100.00%	81.69%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T Distributions:	2021	2020	2019
Ordinary dividends	27.91%	—%	4.79%
Capital gain distributions	—%	—%	0.43%
Nontaxable distributions	72.09%	100.00%	94.78%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Class T2 Distributions:	2021	2020	2019
Ordinary dividends	27.91%	—%	4.79%
Capital gain distributions	—%	—%	0.43%
Nontaxable distributions	72.09%	100.00%	94.78%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Special Distribution (1)	2021	2020	2019
Ordinary dividends	12.39%	—%	—%
Capital gain distributions	86.66%	—%	—%
Nontaxable distributions	0.95%	—%	—%
Total	100.00%	—%	—%

(1)Attributable to Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
The Company is subject to certain state and local income taxes on income, property or net worth in some jurisdictions, and in certain circumstances may also be subject to federal excise tax on undistributed income. Texas, Tennessee, California, Louisiana, North Carolina and Massachusetts are the major state and local tax jurisdictions for the Company.

The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2021, 2020 and 2019. The earliest tax year currently subject to examination is 2018.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2021, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 20—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2021, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Contingent Consideration
During the fourth quarter of 2020, the Company acquired a development property subject to an earnout provision, obligating the Company to pay additional consideration to the developer contingent upon the future leasing and occupancy of vacant space at the property. The developer will have 18 months from completion of the development property to earn the additional consideration. During the 18-month earnout agreement, the developer will be responsible for the pro-rata share of operating expenses associated with the unoccupied space. As of December 31, 2021, the Company recorded an accrual related to the earnout provision in the amount of $978,000, which is reported in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Company used a probability-weighted future cash flows approach to estimate contingent consideration. Changes in assumptions could have an impact on the payout of contingent consideration with a maximum payout of $2,151,000 in cash and a minimum payout of $373,000.
Note 21—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2021 and 2020. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$43,606	$43,063	$43,747	$42,422
Total expenses	(27,138)	(36,872)	(34,462)	(38,724)
Gain on real estate dispositions	89	—	—	—
Income from operations	16,557	6,191	9,285	3,698
Interest and other expense, net	(4,480)	(11,737)	(9,534)	(8,764)
Income (loss) from continuing operations	12,077	(5,546)	(249)	(5,066)
Income from discontinued operations	—	377,191	16,305	7,948
Net income attributable to common stockholders	$12,077	$371,645	$16,056	$2,882
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$0.05	$(0.03)	$—	$(0.02)
Discontinued operations	—	1.69	0.07	0.03
Net income attributable to common stockholders	$0.05	$1.66	$0.07	$0.01
Diluted:
Continuing operations	$0.05	$(0.03)	$—	$(0.02)
Discontinued operations	—	1.69	0.07	0.03
Net income attributable to common stockholders	$0.05	$1.66	$0.07	$0.01
Weighted average number of common shares outstanding:
Basic	224,054,323	223,661,774	223,082,912	222,481,179
Diluted	225,031,906	223,661,774	223,082,912	222,481,179

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$41,902	$40,722	$41,731	$41,426
Total expenses	(26,404)	(31,438)	(29,302)	(30,817)
Gain on real estate disposition	439	—	2,703	—
Income from operations	15,937	9,284	15,132	10,609
Interest and other expense, net	(9,428)	(9,865)	(10,809)	(11,923)
Income (loss) from continuing operations	6,509	(581)	4,323	(1,314)
Income from discontinued operations	8,239	5,845	6,772	6,983
Net income attributable to common stockholders	$14,748	$5,264	$11,095	$5,669
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.03	$(0.01)	$0.02	$—
Discontinued operations	0.04	0.03	0.03	0.03
Net income attributable to common stockholders	$0.07	$0.02	$0.05	$0.03
Diluted:
Continuing operations	$0.03	$(0.01)	$0.02	$—
Discontinued operations	0.04	0.03	0.03	0.03
Net income attributable to common stockholders	$0.07	$0.02	$0.05	$0.03
Weighted average number of common shares outstanding:
Basic	221,863,141	221,346,730	220,992,009	221,540,890
Diluted	222,475,926	221,346,730	221,029,409	221,540,890

Note 22—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on January 7, 2022, for the period from December 1, 2021 through December 31, 2021 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
January 7, 2022	Class A	$4,470	$1,246	$5,716
January 7, 2022	Class I	308	212	520
January 7, 2022	Class T	577	511	1,088
January 7, 2022	Class T2	16	15	31
		$5,371	$1,984	$7,355
The following table summarizes the Company's distributions paid to stockholders on February 7, 2022, for the period from January 1, 2022 through January 31, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
February 7, 2022	Class A	$4,484	$1,244	$5,728
February 7, 2022	Class I	317	215	532
February 7, 2022	Class T	728	642	1,370
February 7, 2022	Class T2	9	13	22
		$5,538	$2,114	$7,652
The following table summarizes the Company's distributions paid to stockholders on March 7, 2022, for the period from February 1, 2022 through February 28, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
March 7, 2022	Class A	$4,046	$1,126	$5,172
March 7, 2022	Class I	288	198	486
March 7, 2022	Class T	657	582	1,239
March 7, 2022	Class T2	7	9	16
		$4,998	$1,915	$6,913
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to December 31, 2021:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
January 22, 2022	Class A	$0.00109589	$0.40
January 22, 2022	Class I	$0.00109589	$0.40
January 22, 2022	Class T	$0.00109589	$0.40
January 22, 2022	Class T2	$0.00087123	$0.32

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
February 22, 2022	Class A	$0.00109589	$0.40
February 22, 2022	Class I	$0.00109589	$0.40
February 22, 2022	Class T	$0.00109589	$0.40
February 22, 2022	Class T2	$0.00087123	$0.32

Authorization Date (3)	Common Stock	Daily Distribution Rate (3)	Annualized Distribution Per Share
March 18, 2022	Class A	$0.00109589	$0.40
March 18, 2022	Class I	$0.00109589	$0.40
March 18, 2022	Class T	$0.00109589	$0.40
March 18, 2022	Class T2	$0.00087123	$0.32

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on February 1, 2022 and ending on February 28, 2022. The distributions were calculated based on 365 days in the calendar year. The distributions declared for each record date in February 2022 were paid in March 2022. The distributions were payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on March 1, 2022 and ending on March 31, 2022. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in March 2022 will be paid in April 2022. The distributions will be payable to stockholders from legally available funds therefor.
(3)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on April 1, 2022 and ending on April 30, 2022. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in April 2022 will be paid in May 2022. The distributions will be payable to stockholders from legally available funds therefor.
New Principal Executive Office
On January 22, 2022, the Company moved into and commenced rent on its new principal executive office in Tampa, Florida, comprised of 10,495 leased square feet.
Disposition of Houston Healthcare Facility II
On February 10, 2022, the Company sold one land parcel that formerly contained a healthcare property, or the Houston Healthcare Facility II, for $24,000,000. The Company's net proceeds at closing from the disposition of the Houston Healthcare Facility II were approximately $22,876,000, after transaction costs and other prorations, subject to additional transaction costs paid subsequent to the closing date.
New Unsecured Credit Facility
On February 15, 2022, the Company, the Operating Partnership, and certain of the Company’s subsidiaries, entered into a senior unsecured revolving credit agreement, or the Revolving Credit Agreement, with Truist Bank, as Administrative Agent, and the other lenders listed as lenders in the Revolving Credit Agreement. The aggregate commitments available to the Company total $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into to replace the Company’s prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. The Company did not exercise the option to extend. The Revolving Credit Agreement contains customary representations and warranties. Upon closing of the Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit.
Simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, the Company, the Operating Partnership, and certain of the Company’s subsidiaries, entered into the senior unsecured term loan agreement, or the Term Loan Agreement, with Truist Bank, as Administrative Agent, and the other lenders listed as lenders in the Term Loan Agreement. The Term Loan Agreement, which was fully funded at closing, is made up of aggregate commitments of $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The Term Loan has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The Term Loan Agreement contains customary representations and warranties. The Term Loan Agreement was entered into to replace the Company’s prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the Term Loan Agreement.
Lender commitments to the Revolving Credit Agreement and Term Loan Agreement were oversubscribed. The Revolving Credit Agreement and Term Loan Agreement are pari passu, and the Company refers to the Revolving Credit Agreement and the Term Loan Agreement together as the “Unsecured Credit Facility,” which have aggregate commitments available of $800,000,000.
At the Company’s election, loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans. The applicable margin for loans that are Base Rate Loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR Loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears.
Acquisition of Yukon Healthcare Facility
On March 10, 2022, the Company purchased 100% ownership interest in one healthcare property, or the Yukon Healthcare Facility, for an aggregate purchase price of approximately $19,430,000. The Yukon Healthcare Facility is leased to one tenant. The Company used proceeds from its Unsecured Credit Facility to fund the acquisition.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2021
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$755	1993	—	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	89	356	3,256	3,612	704	2001	—	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	1,029	2004	—	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—	(a)	4,049	19,991	2,995	4,049	22,986	27,035	4,244	1973	1997	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	6,575	2014	—	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(a)	367	1,587	201	367	1,788	2,155	565	2014	—	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	542	2009	—	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	3,714	2014	—	02/17/2015
Clarion Healthcare Facility	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	1,189	2012	—	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	3,455	2015	—	06/05/2015
Houston Healthcare Facility II (f)	Houston, TX	—		8,329	36,297	(22,385)	22,241	—	22,241	—	(f)	(f)	06/30/2015
Augusta Healthcare Facility	Augusta, ME	—	(a)	556	14,401	—	556	14,401	14,957	2,631	2010	—	07/22/2015
Cincinnati Healthcare Facility II	Cincinnati, OH	—	(a)	1,812	24,382	54	1,812	24,436	26,248	4,584	1960	2014	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	1,759	2014	—	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	1,697	2014	—	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	1,069	2014	—	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	3,524	2007	—	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	1,307	2002	—	07/30/2015
Omaha Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	1,598	2014	—	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	3,807	2005	2010	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	515	2005	—	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	1,480	1998	2007/2015	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	—	(a)	4,626	30,509	—	4,626	30,509	35,135	5,005	1985	1998/2003	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	1,459	1994	1999	12/29/2015
Edmond Healthcare Facility	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	561	2002	—	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	195	2006	—	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	411	2007	—	01/27/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	209	1995	1999	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	2,157	2008	—	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—		2,724	7,626	29,844	2,726	37,468	40,194	3,161	2018	—	03/01/2016
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	648	2007	—	03/07/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	—	(a)	3,203	32,380	—	3,203	32,380	35,583	4,709	2016	—	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	2,393	2017	—	06/24/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	2,207	1997	2008	06/30/2016

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2021
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Marlton Healthcare Facility	Marlton, NJ	—	(a)	—	57,154	5	—	57,159	57,159	7,326	1995	—	11/01/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	—	(a)	2,533	39,487	95	2,533	39,582	42,115	6,037	2008	—	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(a)	975	4,963	698	1,002	5,634	6,636	791	1992	—	12/22/2016
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	—	973	9,632	10,605	1,246	2002	—	03/30/2017
Allen Healthcare Facility	Allen, TX	—		857	20,582	—	857	20,582	21,439	2,655	2007	—	03/31/2017
Austin Healthcare Facility	Austin, TX	—	(a)	1,368	32,039	—	1,368	32,039	33,407	4,133	2012	—	03/31/2017
Beaumont Healthcare Facility	Beaumont, TX	—		946	8,372	—	946	8,372	9,318	1,086	1991	—	03/31/2017
San Antonio Healthcare Facility	San Antonio, TX	—		1,813	11,706	—	1,813	11,706	13,519	1,442	2012	—	06/29/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	15	1,530	7,521	9,051	1,006	2005	—	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	718	2007	—	09/20/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	235	1,251	16,113	17,364	2,338	2002	—	12/21/2017
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	—	1,995	5,870	7,865	604	2015	—	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	1,113	2015	—	06/08/2018
Indianola Healthcare Facility	Indianola, IA	—	(a)	330	5,698	—	330	5,698	6,028	512	2014	—	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	562	2011	—	09/26/2018
Benton Healthcare Facility	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	1,660	1992/1999	—	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	159	1983	—	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(a)	930	3,539	—	930	3,539	4,469	340	1995	—	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	206	2009	—	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	158	336	22,490	22,826	2,203	2008	—	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	553	2004	—	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	277	1992	—	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	228	2016	—	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	754	1998	—	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	83	—	23,760	23,760	1,497	1998	—	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	843	2013	—	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	376	1998	—	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	2,267	2012	—	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	727	2013	—	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	1,481	2008	—	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	288	2007	—	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	144	2011	—	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,807)	2,195	5,761	7,956	336	2006	—	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	100	2010	—	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—	(a)	1,199	4,373	—	1,199	4,373	5,572	256	2002	2005	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	2,251	2012	—	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	937	1984	—	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—	(a)	400	1,536	—	400	1,536	1,936	100	2004	2010	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	1,522	2010	—	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	121	2005	—	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	1,850	1962	2018	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—	(a)	2,659	9,016	—	2,659	9,016	11,675	515	2009	—	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2021
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Fairlea Healthcare Facility	Fairlea, WV	—	(a)	139	1,910	—	139	1,910	2,049	115	1999	—	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	1,401	1994	2009	10/04/2019
Fort Myers Healthcare Facility	Fort Myers, FL	—	(a)	2,153	2,387	—	2,153	2,387	4,540	169	1999	—	10/04/2019
Fort Myers Healthcare Facility II	Fort Myers, FL	—	(a)	3,557	11,064	—	3,557	11,064	14,621	732	2010	—	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—	(a)	385	3,182	—	385	3,182	3,567	191	2005	—	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—	(a)	342	950	—	342	950	1,292	64	1993	—	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,653	—	26,767	26,767	1,968	2010	2020	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	—	383	5,355	5,738	333	2010	—	10/04/2019
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	1,390	2006	—	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	702	2004	—	10/04/2019
Harlingen Healthcare Facility	Harlingen, TX	—		—	10,628	—	—	10,628	10,628	647	2007	—	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—	(a)	839	2,390	—	839	2,390	3,229	149	2000	—	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	331	1998	2018	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	139	2011	—	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—	(a)	1,233	6,173	—	1,233	6,173	7,406	372	2009	—	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	2,029	2004	—	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—	(a)	636	1,784	—	636	1,784	2,420	136	2008	—	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—	(a)	651	5,323	—	651	5,323	5,974	317	2007	—	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—	(a)	441	2,956	—	441	2,956	3,397	184	2002	—	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	—	5,210	39,939	45,149	2,247	2003	—	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	127	2003	—	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	697	1964	2010	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	76	2008	—	10/04/2019
New Bedford Healthcare Facility	New Bedford, MA	—	(a)	2,464	26,297	—	2,464	26,297	28,761	1,511	1942	1995	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	650	2007	—	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	846	1965	2000	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	640	2007	—	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	—	414	2,043	2,457	145	2010	—	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—	(a)	582	5,927	—	582	5,927	6,509	377	2005	—	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—	(a)	2,286	5,481	—	2,286	5,481	7,767	342	2008	—	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	1,276	2012	—	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	1,773	1987	—	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	992	3,273	20,689	23,962	1,233	2017	—	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—	(a)	741	3,049	—	741	3,049	3,790	171	2003	—	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—	(a)	2,300	20,186	—	2,300	20,186	22,486	1,138	2014	—	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	58	2007	—	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	742	2013	—	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2021
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	739	1998	—	10/04/2019
Webster Healthcare Facility II	Webster, TX	—	(a)	7,371	243,983	4,584	7,371	248,567	255,938	13,688	2014	2019	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	—	821	4,139	4,960	267	2012	—	10/04/2019
Yucca Valley Healthcare Facility	Yucca Valley, CA	—	(a)	901	4,788	—	901	4,788	5,689	320	2009	—	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—		—	—	25,604	—	25,604	25,604	469	2021	—	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—		1,763	—	8,177	1,763	8,177	9,940	354	2020	—	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(a)	831	3,690	—	831	3,690	4,521	202	2018	—	02/19/2020
Tampa Healthcare Facility	Tampa, FL	—	(a)	—	10,297	—	—	10,297	10,297	447	2015	—	09/08/2020
Tucson Healthcare Facility IV (g)	Tucson, AZ	—		—	58	14,570	—	14,628	14,628	—	(e)	(e)	12/22/2020
Greenwood Healthcare Facility	Greenwood, IN	—	(a)	1,603	22,588	—	1,603	22,588	24,191	416	2008	2018	04/19/2021
Clive Healthcare Facility II	Clive, IA	—		1,555	17,898	—	1,555	17,898	19,453	22	2008	—	12/08/2021
Clive Healthcare Facility III	Clive, IA	—		843	12,299	—	843	12,299	13,142	13	2008	—	12/08/2021
Clive Healthcare Facility IV	Clive, IA	—		720	7,863	—	720	7,863	8,583	11	2009	2018	12/08/2021
Clive Undeveloped Land	Clive, IA	—		1,061	—	—	1,061	—	1,061	—	—	—	12/08/2021
Clive Undeveloped Land II	Clive, IA	—		460	—	—	460	—	460	—	—	—	12/08/2021
		$—		$173,045	$1,752,224	$90,061	$186,233	$1,829,097	$2,015,330	$165,784

(a)Property is contributed to the pool of unencumbered properties of the Company's credit facility. As of December 31, 2021, 114 commercial real estate properties were contributed to the pool of unencumbered properties under the Company's credit facility and we had an outstanding principal balance of $500,000,000. On February 15, 2022, the Company entered into a new revolving credit agreement and new term loan agreement. Upon closing of the new revolving credit agreement, the Company extinguished all commitments associated with the prior revolving line of credit. The new term loan agreement was entered into to replace the Company's prior term loan, which was paid off in its entirety upon closing of the new revolving credit agreement and the new term loan agreement. See Note 22—"Subsequent Events" for additional information.
(b)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(c)The aggregated cost for federal income tax purposes is approximately $2,157,878,000 (unaudited).
(d)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.
(e)As of December 31, 2021, the property was under construction; therefore, depreciation is not applicable.
(f)The property is classified as held for sale and all amounts are recorded in assets held for sale, net, on the consolidated balance sheets as of December 31, 2021. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property. The purchase and sale agreement contained a clause that the structures on the healthcare property had to be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. On February 10, 2022, the land attributable to the property was sold.

NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Real Estate:
Balance at beginning of year	$2,890,958	$2,896,766	$1,758,326
Additions:
Acquisitions	66,890	14,876	1,151,827
Improvements	23,288	31,260	15,084
Other adjustments	978	—	—
Deductions:
Impairment	(29,673)	—	(25,501)
Dispositions	(936,594)	(51,944)	(2,807)
Other adjustments	(517)	—	(163)
Balance at end of year	$2,015,330	$2,890,958	$2,896,766

Accumulated Depreciation:
Balance at beginning of year	$(197,134)	$(128,304)	$(84,594)
Additions:
Depreciation	(56,999)	(69,623)	(48,215)
Deductions:
Impairment	2,507	—	4,501
Dispositions	85,325	793	4
Other adjustments	517	—	—
Balance at end of year	$(165,784)	$(197,134)	$(128,304)

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

10.8
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

10.9
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

10.10†
Form of Amended Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

10.11
Revolving Credit Agreement, dated as of February 15, 2022, among Sila Realty Trust, Inc., as Borrower, the lenders from time to time as party to this agreement, the issuing banks from time to time as party to the Revolving Credit Agreement, Truist Bank, as Administrative Agent, Hancock Whitney Bank, as Documentation Agent, Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC, as Co-Syndication Agents, and Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Book Runners (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 22, 2022, and incorporated herein by reference).

10.12
Term Loan Agreement, dated as of February 15, 2022, among Sila Realty Trust, Inc., as Borrower, the lenders from time to time as party to the Term Loan Agreement, Truist Bank, as Administrative Agent, and Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC as Joint Lead Arrangers and Joint Book Runners (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 22, 2022, and incorporated herein by reference).

10.13
Guaranty Agreement (Revolving Credit Agreement), dated as of February 15, 2022, by and among Sila Realty Operating Partnership, LP, Sila Operating Partnership, LP, and Sila REIT, LLC, each a Required Guarantor, and collectively, the Required Guarantors, and each of the subsidiaries of Sila Realty Trust, Inc., as Borrower, that are signatories to the agreement and each additional guarantor that may become a party to the Guaranty Agreement, individually and collectively, jointly and severally, the Guarantors, to and for the benefit of Truist Bank, as Administrative Agent, for itself and the lenders listed in the Guaranty Agreement (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 22, 2022, and incorporated herein by reference).

10.14
Guaranty Agreement (Term Loan Agreement), dated as of February 15, 2022, by and among Sila Realty Operating Partnership, LP, Sila Operating Partnership, LP, and Sila REIT, LLC, each a Required Guarantor, and collectively, the Required Guarantors, and each of the subsidiaries of Sila Realty Trust, Inc., as Borrower, that are signatories to the agreement and each additional guarantor that may become a party to the Guaranty Agreement, individually and collectively, jointly and severally, the Guarantors, to and for the benefit of Truist Bank, as Administrative Agent, for itself and the lenders listed in the Guaranty Agreement (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on February 22, 2022, and incorporated herein by reference).

21.1*	List of the Company's Significant Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Cushman & Wakefield of Pennsylvania, LLC

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.
Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: March 29, 2022	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2022	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	March 29, 2022
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer and Treasurer	March 29, 2022
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chairman of the Board of Directors	March 29, 2022
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 29, 2022
Randall Greene

/s/ ADRIENNE KIRBY	Director	March 29, 2022
Adrienne Kirby

/s/ ROGER PRATT	Director	March 29, 2022
Roger Pratt

/s/ RONALD RAYEVICH	Director	March 29, 2022
Ronald Rayevich