Form 10-Q
period 2022-03-31
Sila Realty Trust, Inc.
filed 2022-05-13
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 6, 2022, there were approximately 167,812,000 shares of Class A common stock, 16,561,000 shares of Class I common stock, 40,569,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Real estate:
Land	$164,679	$163,992
Buildings and improvements, less accumulated depreciation of $173,407 and $165,784, respectively	1,663,679	1,648,685
Construction in progress	—	14,628
Total real estate, net	1,828,358	1,827,305
Cash and cash equivalents	19,563	32,359
Acquired intangible assets, less accumulated amortization of $74,373 and $71,067, respectively	177,084	181,639
Goodwill	23,006	23,284
Right-of-use assets - operating leases	25,230	21,737
Right-of-use assets - finance lease	2,291	2,296
Other assets, net	77,599	66,365
Assets held for sale, net	—	22,570
Total assets	$2,153,131	$2,177,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $681 and $3,226, respectively	484,319	496,774
Accounts payable and other liabilities	28,967	39,597
Acquired intangible liabilities, less accumulated amortization of $4,808 and $4,444, respectively	12,598	12,962
Operating lease liabilities	27,436	23,758
Finance lease liabilities	2,637	2,636
Liabilities held for sale, net	—	698
Total liabilities	555,957	576,425
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 239,006,914 and 238,226,119 shares issued, respectively; 224,616,042 and 224,179,939 shares outstanding, respectively	2,246	2,242
Additional paid-in capital	2,008,481	2,004,404
Accumulated distributions in excess of earnings	(421,561)	(400,669)
Accumulated other comprehensive income (loss)	8,008	(4,847)
Total stockholders’ equity	1,597,174	1,601,130
Total liabilities and stockholders’ equity	$2,153,131	$2,177,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Rental revenue	$44,282	$42,422
Expenses:
Rental expenses	3,025	3,214
General and administrative expenses	6,856	6,623
Depreciation and amortization	17,988	18,224
Impairment loss on real estate	7,109	10,423
Impairment loss on goodwill	278	240
Total expenses	35,256	38,724
Gain on real estate disposition	460	—
Income from operations	9,486	3,698
Interest and other expense, net	8,115	8,764
Income (loss) from continuing operations	1,371	(5,066)
Income from discontinued operations	—	7,948
Net income attributable to common stockholders	$1,371	$2,882
Other comprehensive income:
Unrealized income on interest rate swaps, net	$12,855	$5,792
Other comprehensive income	12,855	5,792
Comprehensive income attributable to common stockholders	$14,226	$8,674
Weighted average number of common shares outstanding:
Basic	224,499,307	222,481,179
Diluted	225,865,366	222,481,179
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.01	$(0.02)
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.01	$0.01
Diluted:
Continuing operations	$0.01	$(0.02)
Discontinued operations	—	0.03
Net income attributable to common stockholders	$0.01	$0.01
Distributions declared per common share	$0.10	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	732,808	7	6,005	—	—	6,012
Vesting of restricted stock	47,986	—	—	—	—	—
Stock-based compensation	—	—	896	—	—	896
Repurchase of common stock	(344,691)	(3)	(2,824)	—	—	(2,827)
Distributions to common stockholders	—	—	—	(22,263)	—	(22,263)
Other comprehensive income	—	—	—	—	12,855	12,855
Net income	—	—	—	1,371	—	1,371
Balance, March 31, 2022	224,616,042	$2,246	$2,008,481	$(421,561)	$8,008	$1,597,174

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	848,162	9	7,365	—	—	7,374
Vesting of restricted stock	3,311	—	—	—	—	—
Stock-based compensation	—	—	556	—	—	556
Distribution and servicing fees	—	—	2	—	—	2
Repurchase of common stock	(194,092)	(2)	(1,685)	—	—	(1,687)
Distributions to common stockholders	—	—	—	(26,622)	—	(26,622)
Other comprehensive income	—	—	—	—	5,792	5,792
Net income	—	—	—	2,882	—	2,882
Balance, March 31, 2021	222,702,903	$2,227	$1,989,599	$(335,004)	$(14,652)	$1,642,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$1,371	$2,882
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization - real estate including intangible assets	17,966	25,962
Depreciation - corporate assets	17	—
Amortization of deferred financing costs	490	996
Amortization of above-market leases	483	483
Amortization of below-market leases	(364)	(1,096)
Amortization of origination fee	—	68
Amortization of discount of deferred liability	—	54
Amortization of interest rate swaps	638	—
Amortization of operating leases	249	264
Amortization of finance lease	5	5
Impairment loss on real estate	7,109	10,423
Impairment loss on goodwill	278	240
Gain on real estate disposition from continuing operations	(460)	—
Loss on extinguishment of debt	3,367	—
Straight-line rent adjustments	(2,510)	(4,626)
Stock-based compensation	896	556
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(4,515)	54
Other assets	1,752	863
Net cash provided by operating activities	26,772	37,128
Cash flows from investing activities:
Investment in real estate	(19,503)	—
Consideration paid for the internalization transaction	—	(7,500)
Proceeds from real estate disposition	22,822	—
Capital expenditures	(4,444)	(7,067)
Payments of deal costs	(15)	—
Real estate deposits, net	(100)	(250)
Collection of notes receivable	—	500
Net cash used in investing activities	(1,240)	(14,317)
Cash flows from financing activities:
Payments on notes payable	—	(1,124)
Proceeds from credit facility	515,000	—
Payments on credit facility	(530,000)	—
Payments for extinguishment of debt	(4)	—
Payments of deferred financing costs	(4,754)	(3)
Repurchase of common stock	(2,827)	(1,687)
Offering costs on issuance of common stock	(191)	(637)
Distributions to common stockholders	(15,906)	(19,170)
Net cash used in financing activities	(38,682)	(22,621)
Net change in cash, cash equivalents and restricted cash	(13,150)	190
Cash, cash equivalents and restricted cash - Beginning of period	32,880	67,909
Cash, cash equivalents and restricted cash - End of period	$19,730	$68,099
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $44 and $138, respectively	$4,247	$12,307
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$6,012	$7,374
Change in accrued distributions to common stockholders	$345	$78
Change in contingent consideration	$112	$—

Change in accrued capital expenditures	$(2,078)	$8
Change in accrued acquisition costs	$51	$—
Change in accrued deal costs	$13	$40
Change in accrued deferred financing costs	$2	$—
Recognition of right-of-use assets - operating leases	$3,749	$—
Recognition of operating lease liabilities	$3,749	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation that was formed on January 11, 2013. The Company elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with its taxable year ended December 31, 2014. Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership, formed on January 10, 2013. The Company is the sole general partner of the Operating Partnership.
The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities.
During the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center properties. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. See Note 4—"Held for Sale and Discontinued Operations" for further discussion. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations for the periods presented. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.
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
During the three months ended March 31, 2022, the Company acquired one healthcare property and sold one land parcel that formerly contained a healthcare property. See Note 3—"Acquisitions and Dispositions" for more information. As of March 31, 2022, the Company owned 126 real estate healthcare properties and two undeveloped land parcels, in two micropolitan statistical areas, or µSA, and 54 metropolitan statistical areas, or MSAs.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow, which includes cash held by escrow agents in escrow accounts for tenant and capital improvements in accordance with the respective tenants lease agreement. Restricted cash attributable to continuing operations is reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 8—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period:
Cash and cash equivalents	$32,359	$53,174
Restricted cash	521	14,735	(1)
Cash, cash equivalents and restricted cash	$32,880	$67,909

End of period:
Cash and cash equivalents	$19,563	$51,039
Restricted cash	167	17,060	(2)
Cash, cash equivalents and restricted cash	$19,730	$68,099

(1)Of this amount, $13,499,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
(2)Of this amount, $15,824,000 is attributable to continuing operations and $1,236,000 is attributable to discontinued operations.
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
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate property held for sale, as well as the amortization of acquired in-place leases and right-of-use assets. The real estate property held for sale and associated liabilities are classified separately on the condensed consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated costs to sell.
As of December 31, 2021, the Company classified one land parcel that formerly contained a healthcare property as held for sale, or the 2021 Land Held for Sale. The Company recorded the 2021 Land Held for Sale at its carrying value at December 31, 2021. See Note 4—"Held for Sale and Discontinued Operations" for further discussion. On February 10, 2022, the

Company sold the 2021 Land Held for Sale, for an aggregate sale price of $24,000,000, and generated net proceeds of approximately $22,701,000. See Note 3—"Acquisitions and Dispositions" for additional information.
The Company classified assets and liabilities of the 29-property data center properties as discontinued operations for all the periods presented because they represented a strategic shift that had a major effect on the Company's results and operations. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties are classified on the condensed consolidated statement of comprehensive income as income from discontinued operations for the three months ended March 31, 2021. On July 22, 2021, the Company completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for additional information.
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows and their eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset group.
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
Impairment of Real Estate
The Company determined that, during the three months ended March 31, 2022, real estate assets related to one healthcare property, or the First Quarter 2022 Impaired Property, were determined to be impaired. A healthcare tenant that occupies 90% of the property leases its space for administrative use and has historically been using the space as its central business office. As a result of pandemic related events, the tenant permanently modified its business operations to accommodate a reduction in on-site staff, significantly reducing its need for administrative space going forward. The tenant has continued to pay its rent in accordance with the lease agreement, however indicated it would not expect to renew the lease upon expiration. The Company entered into a signed letter of intent with a prospective buyer that is a county-owned, tax-exempt entity, and requires ownership (vs. leasing) of the property to conduct its intended business operations at the property. In addition to the signed letter of intent with the prospective buyer, the Company signed a letter of intent with the tenant for the payment of an early lease termination fee. The early lease termination is effective only upon consummating a sale of the property to the prospective buyer. The inclusion of this potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $14,639,000, resulting in an impairment charge of $7,109,000.
During the three months ended March 31, 2021, real estate assets related to one healthcare property, or the First Quarter 2021 Impaired Property, were determined to be impaired. A tenant of the property that was experiencing financial difficulty vacated its space on June 19, 2020. During the fourth quarter of 2020, the Company entered into lease negotiations with a prospective tenant for the property, but the Company did not reach an agreement with the tenant. As such, the Company evaluated other strategic options, including a possible sale, and in April 2021, the Company received a letter of intent from a prospective buyer. The inclusion of a potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000. The property was subsequently sold in the fourth quarter of 2021.

Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended March 31, 2022, the Company recognized an impairment of one in-place lease intangible asset, or the First Quarter 2022 Impaired In-Place Lease, in the amount of approximately $380,000, by accelerating the amortization of the acquired intangible asset related to a tenant of the First Quarter 2022 Impaired Property.
During the three months ended March 31, 2021, the Company recognized an impairment of one in-place lease intangible asset, or the First Quarter 2021 Impaired In-Place Lease, in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Company that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement and the tenant paid a lease termination fee of $400,000, which was recorded in rental revenue in the condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2022 and 2021, the Company did not record impairment of acquired intangible liabilities.
Impairment of Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. Goodwill has an indefinite life and is not amortized. On July 28, 2020, the Company and the Operating Partnership entered into a Membership Interest Purchase Agreement to provide for the internalization of the external management functions previously performed for the Company and the Operating Partnership by its former advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, the Company closed the Internalization Transaction. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the transaction, of which $15,574,000 was allocated to the data center properties and written off as a result of the Data Center Sale on July 22, 2021. Out of $39,529,000, $23,955,000 was allocated to the healthcare segment.
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
During the three months ended March 31, 2022, the Company recognized $278,000 of goodwill impairment. Impairment loss on the First Quarter 2022 Impaired Property recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit's fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment were first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit was determined to be lower than its carrying value, including goodwill. Therefore, the Company recognized an impairment loss on goodwill in the amount of $278,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to the reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach. As of March 31, 2022, the Company did not have any goodwill associated with the reporting unit.

During the three months ended March 31, 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on the First Quarter 2021 Impaired Property recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of the reporting unit's fair value for goodwill impairment. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to the reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with the reporting unit.
The following table summarizes the rollforward of goodwill for the three months ended March 31, 2022, excluding amounts classified as discontinued operations (amounts in thousands):

Goodwill
Balance as of December 31, 2021	$23,284
Impairment losses	(278)
Balance as of March 31, 2022	$23,006
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
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. The Company wrote off approximately $0 and $199,000 for the three months ended March 31, 2022 and 2021, respectively, as a reduction in rental revenue from continuing operations in the accompanying condensed consolidated statements of comprehensive income because the amounts were determined to be uncollectible. The Company wrote off approximately $17,000 for the three months ended March 31, 2021, related to discontinued operations, which was recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive income. The Company had no discontinued operations for the three months ended March 31, 2022.
Concentration of Credit Risk and Significant Leases
As of March 31, 2022, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of March 31, 2022, the Company owned real estate investments in two µSAs and 54 MSAs, one MSA of which accounted for 10.0% or more of rental revenue from continuing operations for the three months ended March 31, 2022. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.1% of rental revenue from continuing operations for the three months ended March 31, 2022
As of March 31, 2022, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue from continuing operations for the three months ended March 31, 2022. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and its affiliates accounted for 15.5% of rental revenue from continuing operations for the three months ended March 31, 2022.

Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or SRP, allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. The SRP provides that all repurchases during any calendar year, including those redeemable upon death or a "Qualifying Disability" (as defined in the Company's SRP) of a stockholder, be limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Board, provided, however, that the Company limits the number of shares repurchased during any calendar year to 5.0% of the total number of shares of common stock outstanding as of December 31st of the previous calendar year. Subject to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below. In addition, the Board, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
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
During the three months ended March 31, 2022, the Company repurchased 344,691 Class A shares, Class I shares and Class T shares of common stock (292,540 Class A shares, 14,439 Class I shares and 37,712 Class T shares), for an aggregate purchase price of approximately $2,827,000 (an average of $8.20 per share). During the three months ended March 31, 2021, the Company repurchased 194,092 Class A shares and Class T shares of common stock (172,520 Class A shares and 21,572 Class T shares), for an aggregate purchase price of approximately $1,687,000 (an average of $8.69 per share).
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
On January 3, 2022, the Company granted time-based awards to its executive officers, consisting of 217,988 in restricted shares of Class A common stock, or the Time-Based 2022 Awards. The Time-Based 2022 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions.
In addition, on January 3, 2022, the Company's compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted for performance-based awards, or the Performance-Based 2022 Awards. The Performance-Based 2022 Awards will be measured based on Company performance over a three-year performance period ending on December 31, 2024. The Performance-Based 2022 Awards vest after the last day of the performance period and are subject to continued employment through the applicable vesting date.
The Time-Based 2022 Awards and the Performance-Based 2022 Awards, or collectively, the 2022 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
Stock-based compensation expense for the 2022 Awards for the three months ended March 31, 2022, was approximately $261,000, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. The Company recognized total stock-based compensation expense for the three months ended March 31, 2022 and 2021, of approximately $896,000 and $556,000, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.

Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2022, diluted earnings per share reflected the effect of approximately 1,366,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three months ended March 31, 2021, diluted earnings per share was computed the same as basic earnings per share, because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 940,000 related to non-vested shares of restricted common stock and Performance DSUs, anti-dilutive.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of March 31, 2022 and December 31, 2021, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations for the periods presented. As a result of the Data Center Sale, the Company no longer has a data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as a component of other comprehensive income in the condensed consolidated statements of comprehensive income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings. See additional discussion in Note 12—"Derivative Instruments and Hedging Activities."
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (ASC 848), or ASU 2020-04. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time through December 31, 2022, as reference rate reform activities occur. During the year ended December 31, 2021, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate, or LIBOR, -indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt and derivative contracts. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact the guidance may have on its condensed consolidated financial statements and may apply other elections, as applicable, as additional changes in the market occur.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or condensed consolidated statement of comprehensive income. As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. Operations of the data center properties are classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.
Note 3—Acquisitions and Dispositions
2022 Real Estate Property Acquisition
During the three months ended March 31, 2022, the Company purchased one real estate property, or the 2022 Acquisition, which was determined to be an asset acquisition. Upon the completion of the 2022 Acquisition, the Company allocated the purchase price to acquired tangible assets, consisting of land, building, improvements and tenant improvements, and acquired intangible assets, consisting of an in-place lease, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2022 Acquisition during the three months ended March 31, 2022:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Yukon Healthcare Facility	03/10/2022	100%	$19,554
The following table summarizes the Company's purchase price allocation of the 2022 Acquisition during the three months ended March 31, 2022 (amounts in thousands):

Total
Land	$1,288
Building and improvements	16,094
Tenant improvements	685
In-place lease	1,487
Total assets acquired	$19,554
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $124,000 related to the 2022 Acquisition, which are included in the Company's allocation of the real estate acquisition presented above. The total amount of all acquisition costs is limited to 6.0% of the contract purchase price of a property, unless the Board determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition costs. During the three months ended March 31, 2022, acquisition costs did not exceed 6.0% of the contract purchase price of the 2022 Acquisition during such period.
2022 Real Estate Property Disposition
The Company sold one land parcel that formerly contained a healthcare property, or the 2022 Disposition, during the three months ended March 31, 2022, for an aggregate sale price of $24,000,000 and generated net proceeds of $22,701,000. For the three months ended March 31, 2022, the Company recognized an aggregate gain on sale of $460,000 in gain on real estate disposition in the condensed consolidated statements of comprehensive income.
The following table summarizes the 2022 Disposition:

Property Description	Disposition Date	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
Houston Healthcare Facility II	02/10/2022	$24,000	$22,701

Note 4—Held for Sale and Discontinued Operations
As of December 31, 2021, the Company had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.
On August 30, 2021, the Company entered into a purchase and sale agreement for the sale of the 2021 Land Held for Sale. The purchase and sale agreement required that the structures on the healthcare property be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. The Company classified the land as held for sale as of December 31, 2021, because the land met the held for sale criteria as outlined in Note 2—"Summary of Significant Accounting Policies -Held for Sale and Discontinued Operations." The Company sold the 2021 Land Held for Sale on February 10, 2022. See Note 3—"Acquisitions and Dispositions" for additional information.
The following table presents the major classes of assets and liabilities of the 2021 Land Held for Sale, classified as assets and liabilities held for sale, net, presented separately in the condensed consolidated balance sheet as of December 31, 2021 (amounts in thousands):

December 31, 2021
Assets:
Real estate:
Land	$22,241
Total real estate, net	22,241
Other assets, net	329
Assets held for sale, net	$22,570
Liabilities:
Accounts payable and other liabilities	698
Liabilities held for sale, net	$698
The operations reflected in income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021, were as follows (amounts in thousands):

Three Months Ended March 31,
2021
Revenue:
Rental revenue	$25,473
Total revenue	25,473
Expenses:
Rental expenses	6,416
Depreciation and amortization	7,743
Total expenses	14,159
Interest and other expense, net (1)	3,366
Income from discontinued operations	7,948
Net income from discontinued operations attributable to common stockholders	$7,948

(1)    Interest expense attributable to discontinued operations was $3,369,000 for the three months ended March 31, 2021, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the Data Center Sale, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment.
Capital expenditures on a cash basis for the three months ended March 31, 2021, were $1,010,000, related to properties classified within discontinued operations.
The Company had no discontinued operations for the three months ended March 31, 2022 and therefore had no significant non-cash operating or investing activities for the properties classified within discontinued operations. Significant non-cash operating activities for properties classified within discontinued operations were $1,220,000 for the three months ended March 31, 2021, which related to accrued property taxes. Significant non-cash investing activities for the properties classified within discontinued operations were $494,000 for the three months ended March 31, 2021.

Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2022	December 31, 2021
In-place leases, net of accumulated amortization of $69,402 and $66,579, respectively (with a weighted average remaining life of 9.4 years and 9.5 years, respectively)	$163,940	$168,012
Above-market leases, net of accumulated amortization of $4,971 and $4,488, respectively (with a weighted average remaining life of 8.6 years and 8.8 years, respectively)	13,144	13,627
	$177,084	$181,639
The aggregate weighted average remaining life of the acquired intangible assets was 9.3 years and 9.5 years as of March 31, 2022 and December 31, 2021, respectively.
Amortization of the acquired intangible assets was $6,042,000 and $6,617,000 for the three months ended March 31, 2022 and 2021, respectively. Of the $6,042,000 recorded for the three months ended March 31, 2022, $380,000 was attributable to accelerated amortization due to the First Quarter 2022 Impaired In-Place Lease. Of the $6,617,000 recorded for the three months ended March 31, 2021, $1,120,000 was attributable to accelerated amortization due to the First Quarter 2021 Impaired In-Place Lease. Amortization of the in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2022	December 31, 2021
Below-market leases, net of accumulated amortization of $4,808 and $4,444, respectively (with a weighted average remaining life of 9.0 years and 9.3 years, respectively)	$12,598	$12,962
Amortization of the below-market leases was $364,000 and $307,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.

Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2022, for the nine months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2022	$120,534
2023	163,026
2024	163,127
2025	158,996
2026	151,989
Thereafter	972,046
Total (1)	$1,729,718

(1)The total future rent amount of $1,729,718,000 includes approximately $162,000 in rent to be received in connection with one lease executed as of March 31, 2022, at one development property that has a rent commencement date of June 1, 2022.
Lessee
The Company is subject to various non-cancellable operating and finance lease agreements, inclusive of 16 ground operating leases, one corporate-related operating lease, one ground finance lease and one office operating lease related to the Company’s principal executive office in Tampa, Florida, or the Corporate Lease. Of the 16 ground operating leases, four do not have corresponding operating lease liabilities, because the Company did not have future payment obligations at the acquisition of these leases.
The Company has one non-cancellable lease agreement that is classified as a finance lease, as defined in ASC 842, Leases, related to a ground lease of a healthcare property. Ground lease expenses for finance lease payments are recognized as amortization expense of the right-of-use asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company's operating leases and finance lease do not provide an implicit interest rate. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating or finance leases.
On January 22, 2022, the Company's rent obligation for its new principal executive office in Tampa, Florida commenced. Pursuant to the office operating lease agreement, the aggregate present value of future rent payments is $3,440,000, which was recorded in right-of-use assets - operating leases on the condensed consolidated balance sheets. As of March 31, 2022, the aggregate present value of future rent payments on the office operating lease agreement was $3,451,000.
On March 1, 2022, the Company's rent commenced on a ground operating lease agreement for a development property that was placed in service during the three months ended March 31, 2022, for an aggregate present value of future rent payments of $309,000, which was recorded in right-of-use assets - operating leases on the condensed consolidated balance sheets. As of March 31, 2022, the aggregate present value of future rent payments on the ground operating lease agreement was $310,000.
As of March 31, 2022, the Company's IBRs for its operating leases were between 2.5% and 6.4%, with a weighted average IBR of 5.1%. The weighted average remaining lease term for the Company's operating leases attributable to continuing operations was 34.1 years and 36.1 years as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 42.2 years and 42.4 years as of March 31, 2022 and December 31, 2021, respectively.

The future rent payments, discounted by the Company's incremental borrowing rates, under non-cancellable leases in effect as of March 31, 2022, for the nine months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating	Finance
Nine months ending December 31, 2022	$1,281	$102
2023	1,863	136
2024	1,930	141
2025	1,950	143
2026	1,897	143
Thereafter	68,842	6,441
Total undiscounted rental payments	77,763	7,106
Less imputed interest	(50,327)	(4,469)
Total lease liabilities	$27,436	$2,637
The following table provides details of the Company's total lease costs and reimbursements for the three months ended March 31, 2022 and 2021 (amounts in thousands):

		Three Months Ended March 31,
	Location in Condensed Consolidated Statements of Comprehensive Income	2022	2021
Operating lease costs:
Ground lease costs	Rental expenses	$432	$422
Ground lease reimbursements (1)	Rental revenue	304	298
Ground lease costs (2)	Income from discontinued operations	—	220
Ground lease reimbursements (1),(2)	Income from discontinued operations	—	103
Office operating lease costs	General and administrative expenses	152	264
Corporate-related operating lease costs	General and administrative expenses	33	—
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$5	$5
Interest on lease liability	Interest and other expense, net	35	38

(1)The Company is reimbursed by tenants who sublease the ground leases.
(2)Amounts relate to lease costs and reimbursements attributable to two operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.

Note 8—Other Assets, Net
Other assets, net, consisted of the following as of March 31, 2022 and other assets, net, excluding assets held for sale, net, consisted of the following as of December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $127 and $8,332, respectively	$3,937	$482
Leasing commissions, net of accumulated amortization of $119 and $121, respectively	761	780
Restricted cash	167	521
Tenant receivables	1,637	1,851
Straight-line rent receivable	58,235	55,725
Real estate deposits	100	—
Prepaid and other assets	3,290	4,835	(1)
Derivative assets	9,472	2,171
	$77,599	$66,365

(1)    Excludes $329,000 of prepaid and other assets attributable to the 2021 Land Held for Sale that did not meet the criteria of discontinued operations.
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2022 and accounts payable and other liabilities, excluding liabilities held for sale, net, consisted of the following as of December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$6,785	$8,431	(1)
Accrued interest expense	1,165	1,626
Accrued property taxes	2,359	2,913	(1)
Accrued personnel costs	996	4,198
Distribution and servicing fees	2	182
Distributions payable to stockholders	7,662	7,355
Performance DSUs distributions payable	432	394
Tenant deposits	802	802
Deferred rental income	6,972	7,100
Contingent consideration	1,090	978
Derivative liabilities	702	5,618
	$28,967	$39,597

(1)    Excludes $698,000 of accounts payable, accrued expenses and accrued property taxes attributable to the 2021 Land Held for Sale that did not meet the criteria of discontinued operations.

Note 10—Credit Facility
The Company's outstanding credit facility as of March 31, 2022 and December 31, 2021 consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Variable rate revolving line of credit fixed through interest rate swaps	$100,000	$—
Variable rate revolving line of credit	85,000	—
Variable rate term loans fixed through interest rate swaps	300,000	400,000
Variable rate term loans	—	100,000
Total credit facility, principal amount outstanding	485,000	500,000
Unamortized deferred financing costs related to the term loan credit facility	(681)	(3,226)
Total credit facility, net of deferred financing costs	$484,319	$496,774
Significant activities regarding the credit facility during the three months ended March 31, 2022, and subsequent, include:
•On February 15, 2022, the Company, the Operating Partnership and certain of our subsidiaries, entered into a senior unsecured revolving credit agreement, or the Revolving Credit Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments available of up to $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. The Company did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit. Simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, the Company, the Operating Partnership, and certain of the Company's subsidiaries, entered into the senior unsecured term loan agreement, or the Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders. The Term Loan Agreement was fully funded at closing, and is made up of aggregate commitments of $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The Term Loan Agreement has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The Term Loan Agreement was entered into to replace the Company's prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the Term Loan Agreement. The Company refers to the Revolving Credit Agreement and the Term Loan Agreement together as its “Unsecured Credit Facility,” which have aggregate commitments available of $800,000,000.
•In connection with the pay-off of our prior credit facility and entering into the Unsecured Credit Facility, the Company recognized a loss on extinguishment of debt of $3,367,000 during the three months ended March 31, 2022, which included loan costs in the amount of $4,000 and accelerated unamortized debt issuance costs of $3,363,000. The loss on extinguishment of debt was recognized in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
•On February 28, 2022, the Company repaid $30,000,000 on its Revolving Credit Agreement primarily with proceeds from the 2022 Disposition.
•On March 10, 2022, the Company drew $15,000,000 on its Revolving Credit Agreement related to the 2022 Acquisition.
•On April 8, 2022, the Company entered into five interest rate swap agreements, two of which have an effective date of May 2, 2022 and a notional amount of $85,000,000, and three of which have an effective date of May 1, 2023 and a notional amount of $150,000,000.
The principal payments due on the Unsecured Credit Facility as of March 31, 2022, for the nine months ending December 31, 2022, and for each of the next four years ending December 31, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2022	$—
2023	—
2024	300,000
2025	—
2026	185,000
Thereafter	—
$485,000
Note 11—Fair Value
Credit facility—The estimated fair value of the credit facility (Level 2) was approximately $453,582,000 and $492,360,000 as of March 31, 2022 and December 31, 2021, respectively, as compared to the outstanding principal of $485,000,000 and $500,000,000 as of March 31, 2022 and December 31, 2021, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$9,472	$—	$9,472
Total assets at fair value	$—	$9,472	$—	$9,472
Liabilities:
Derivative liabilities	$—	$702	$—	$702
Total liabilities at fair value	$—	$702	$—	$702

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,171	$—	$2,171
Total assets at fair value	$—	$2,171	$—	$2,171
Liabilities:
Derivative liabilities	$—	$5,618	$—	$5,618
Total liabilities at fair value	$—	$5,618	$—	$5,618
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Real estate assets—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2022, real estate assets related to the First Quarter 2022 Impaired Property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $14,639,000, resulting in an impairment charge of $7,109,000. The fair value of the First Quarter 2022 Impaired Property was determined based on a market approach model using a signed letter of intent to estimate the fair value and classified within Level 2 of the fair value hierarchy.
During the first quarter of 2021, real estate assets related to the First Quarter 2021 Impaired Property were determined to be impaired. The carrying value of the property was reduced to its estimated fair value of $17,145,000, resulting in an impairment charge of $10,423,000. The property was subsequently sold in the fourth quarter of 2021.The fair value of the First Quarter 2021 Impaired Property was determined based on a market approach model using comparable properties adjusted for differences in characteristics to estimate the fair value and classified within Level 2 of the fair value hierarchy.
Impairment charges are recorded as impairment loss on real estate in the condensed consolidated statements of comprehensive income.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of March 31, 2022 (amounts in thousands):

	Three Months Ended March 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
Real estate assets	$—	$14,639	$—	$14,639	$7,109
Goodwill—As discussed in Note 2—"Summary of Significant Accounting Policies," during the first quarter of 2022, the Company recorded $278,000 of goodwill impairment related to the First Quarter 2022 Impaired Property. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of March 31, 2022, the Company did not have any goodwill associated with this healthcare reporting unit.
During the first quarter of 2021, the Company recorded $240,000 of goodwill impairment related to the First Quarter 2021 Impaired Property. Impairment loss on goodwill represented the carrying value of the reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to that reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales. The Company determined that its valuation using a market approach model was classified within Level 2 of the fair value hierarchy. As of March 31, 2021, the Company did not have any goodwill associated with this healthcare reporting unit.
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
In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions. During the three months ended March 31, 2022, as the hedged forecasted transactions affected earnings, the Company reclassified approximately $638,000 from accumulated other comprehensive loss to interest and other expense, net, related to the swap terminations, in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $331,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to earnings.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2022			December 31, 2021
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	04/01/2019 to 07/01/2020	04/27/2023 to 12/31/2024	$400,000	$9,472	$(702)	$400,000	$2,171	$(5,618)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
(2)    On April 8, 2022, the Company entered into five interest rate swap agreements, two of which have an effective date of May 2, 2022 and a notional amount of $85,000,000, and three of which have an effective date of May 1, 2023 and a notional amount of $150,000,000.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate credit facility. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income.
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in Other Comprehensive Income on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income	Amount of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2022
Interest rate swaps - continuing operations	$10,848	Interest and other expense, net	$(2,007)	$8,115
Total	$10,848		$(2,007)
Three Months Ended March 31, 2021
Interest rate swaps - continuing operations	$3,378	Interest and other expense, net	$(1,856)	$8,764
Interest rate swaps - discontinued operations	12	Income from discontinued operations	(546)	$7,948
Total	$3,390		$(2,402)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2022, the fair value of derivatives in a net liability position was $972,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of March 31, 2022, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2022 and December 31, 2021 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2022	$9,472	$—	$9,472	$—	$—	$9,472
December 31, 2021	$2,171	$—	$2,171	$(1,023)	$—	$1,148

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2022	$702	$—	$702	$—	$—	$702
December 31, 2021	$5,618	$—	$5,618	$(1,023)	$—	$4,595
The Company reports derivative assets and liabilities in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.

Note 13—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	10,848
Amount of loss reclassified from accumulated other comprehensive income to net income	2,007
Other comprehensive income	12,855
Balance as of March 31, 2022	$8,008

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	3,390
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,402
Other comprehensive income	5,792
Balance as of March 31, 2021	$(14,652)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Loss Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2022	2021
Interest rate swap contracts - continuing operations	$2,007	$1,856	Interest and other expense, net
Interest rate swap contracts - discontinued operations	—	546	Income from discontinued operations
Interest rate swap contracts	$2,007	$2,402
Note 14—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2022, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Contingent Consideration
During the fourth quarter of 2020, the Company acquired a development property subject to an earnout provision, obligating the Company to pay additional consideration to the developer contingent upon the future leasing and occupancy of vacant space at the property. The developer will have 18 months from completion of the development property to earn the additional consideration. During the 18-month earnout agreement, the developer will be responsible for the pro-rata share of operating expenses associated with the unoccupied space. As of March 31, 2022, the Company recorded an accrual related to the earnout provision in the amount of $1,090,000, which is reported in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. The Company used a probability-weighted future cash flows approach to estimate contingent consideration. Changes in assumptions could have an impact on the payout of contingent consideration with a maximum payout of $2,074,000 in cash and a minimum payout of $373,000.

Note 15—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on April 6, 2022, for the period from March 1, 2022 through March 31, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
April 6, 2022	Class A	$4,492	$1,238	$5,730
April 6, 2022	Class I	321	224	545
April 6, 2022	Class T	731	643	1,374
April 6, 2022	Class T2	6	7	13
		$5,550	$2,112	$7,662
The following table summarizes the Company's distributions paid to stockholders on May 4, 2022, for the period from April 1, 2022 through April 30, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
May 4, 2022	Class A	$4,349	$1,201	$5,550
May 4, 2022	Class I	317	221	538
May 4, 2022	Class T	709	623	1,332
May 4, 2022	Class T2	2	2	4
		$5,377	$2,047	$7,424
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to March 31, 2022:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
April 20, 2022	Class A	$0.00109589	$0.40
April 20, 2022	Class I	$0.00109589	$0.40
April 20, 2022	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
May 5, 2022	Class A	$0.00109589	$0.40
May 5, 2022	Class I	$0.00109589	$0.40
May 5, 2022	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on May 1, 2022 and ending on May 31, 2022. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in May 2022 will be paid in June 2022. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on June 1, 2022 and ending on June 30, 2022. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in June 2022 will be paid in July 2022. The distributions will be payable to stockholders from legally available funds therefor.
Acquisition of Pleasant Hills Healthcare Facility
On May 12, 2022, the Company purchased 100% ownership interest in one healthcare property, or the Pleasant Hills Healthcare Facility, for an aggregate purchase price of approximately $14,041,000. The Pleasant Hills Healthcare Facility is leased to four tenants. The Company used proceeds from its Unsecured Credit Facility to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2022, or the 2021 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2021 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
On July 28, 2020, we and our Operating Partnership entered into a Membership Interest Purchase Agreement to provide for the internalization of the external management functions previously performed for us and our Operating Partnership by our former advisor and its affiliates, or the Internalization Transaction.
During the three months ended June 30, 2021, our board of directors, or the Board made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a Purchase and Sale Agreement, or the PSA for the sale of up to 29 data center properties owned by us. See Note 4—"Held for Sale and Discontinued Operations" within this Quarterly Report on Form 10-Q for further discussion. The Board's determination to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. As of December 31, 2021, we had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.

On July 22, 2021, we completed the sale of all 29 of our data center properties, or the Data Center Sale, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000.
As of March 31, 2022, we owned 126 real estate healthcare properties and two undeveloped land parcels in two µSAs and 54 MSAs.
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
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of March 31, 2022, we had accepted investors’ subscriptions for and issued approximately 155,214,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,501,264,000, before share repurchases of approximately $129,311,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,627,000.
COVID-19 Updates to Our Corporate Work Environment
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies. We continue to successfully maintain our operations, financial reporting and internal and disclosure controls and procedures. If there is another surge in COVID-19 infection rates or other unexpected, negative impacts of the ongoing global pandemic, we do not anticipate that our hybrid or fully remote (if necessary) work environment will have a material adverse impact on our internal controls over financial reporting.
Critical Accounting Estimates
Our critical accounting estimates were disclosed in our 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and qualify, to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Segment Reporting
In accordance with the definition of discontinued operations, our decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on our results and operations for the periods presented. As a result of the Data Center Sale, we no longer have our data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. As of December 31, 2021, we had no assets or liabilities held for sale related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.
See Note 2—"Summary of Significant Accounting Policies" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our healthcare reporting segment. We report our financial performance based on one reporting segment—commercial real estate investments in healthcare. As of March 31, 2022 and December 31, 2021, 100% of our consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. Our chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable business segment due to their similar economic characteristics.
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2021 Annual Report on Form 10-K.
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of March 31, 2022, our operating healthcare real estate properties were 99.4% leased.
Results of Operations
The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Number of operating real estate properties	126	123	(1)
Leased square feet	5,305,000	5,041,000
Weighted average percentage of rentable square feet leased	99.4%	96.1%

(1)As of March 31, 2021, we owned 124 healthcare real estate properties, one of which was under construction.

The following table summarizes our healthcare real estate activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Operating real estate properties acquired	1		—
Operating real estate properties disposed	—	(1)	—
Operating real estate properties placed into service	1		1
Aggregate purchase price of operating real estate properties acquired	$19,554,000		$—
Aggregate cost of operating real estate properties placed into service	$15,713,000		$22,140,000
Net book value of operating real estate properties disposed	$—	(1)	$—
Leased square feet of operating real estate property additions	86,000		61,000
Leased square feet of operating real estate property dispositions	—	(1)	—

(1)As of December 31, 2021, one land parcel that formerly contained a healthcare property, or the 2021 Land Held for Sale, had a net book value of $22,241,000. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property. The purchase and sale agreement required that the structures located on the property be demolished prior to the sale. The structures located on the property were demolished and it consisted solely of land as of December 31, 2021. The land attributable to the property was sold on February 10, 2022.
This section describes and compares our results of operations for the three months ended March 31, 2022 and 2021. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties or land classified as held for sale.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table represents the breakdown of total rental revenue for the three months ended March 31, 2022 and compares with 2021 amounts for the comparable periods (amounts in thousands). We believe that the below presentation of total rental revenue is not, and is not intended to be, a presentation in accordance with GAAP and is intended to allow investors and management to evaluate our performance.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Same store rental revenue	$39,622	$39,591	$31	0.1%
Same store tenant reimbursements	2,283	2,136	147	6.9%
Non-same store rental revenue	2,126	441	1,685	382.1%
Non-same store tenant reimbursements	250	253	(3)	(1.2)%
Other operating income	1	1	—	—%
Total rental revenue	$44,282	$42,422	$1,860	4.4%
•Non-same store rental revenue increased due to the acquisition of five operating properties and the placement of two development properties in service since January 1, 2021, partially offset by a decrease in non-same store rental revenue due to the sale of three operating properties since January 1, 2021.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Same store rental expenses	$2,626	$2,587	$39	1.5%
Non-same store rental expenses	399	627	(228)	(36.4)%
General and administrative expenses	6,856	6,623	233	3.5%
Depreciation and amortization	17,988	18,224	(236)	(1.3)%
Impairment loss on real estate	7,109	10,423	(3,314)	(31.8)%
Impairment loss on goodwill	278	240	38	15.8%
Total expenses	$35,256	$38,724	$(3,468)	(9.0)%
Gain on real estate dispositions	$460	$—	$460	100.0%
•Non-same store rental expenses decreased due to the sale of three operating properties since January 1, 2021, partially offset by the acquisition of five operating properties and the placement of two development properties in service since January 1, 2021.
•General and administrative expenses increased primarily due to an increase in stock-based compensation and recruiting expenses, partially offset by a decrease in corporate legal and transfer agent expenses.
•Depreciation and amortization decreased primarily due to an impairment of one in-place lease intangible asset during the three months ended March 31, 2021, or the First Quarter 2021 Impaired In-Place Lease, in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one of our healthcare tenants that was experiencing financial difficulties and vacated the property in March 2021. During the three months ended March 31, 2022, we recognized an impairment of one in-place lease intangible asset, or the First Quarter 2022 Impaired In-Place Lease, in the amount of approximately $380,000, by accelerating the amortization of the acquired intangible asset related to a tenant of the First Quarter 2022 Impaired Property (as defined below).
•Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $7,109,000 and $278,000, respectively, related to one healthcare property, or the First Quarter 2022 Impaired Property, during the three months ended March 31, 2022. Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $10,423,000 and $240,000, respectively, related to a different healthcare property, or the First Quarter 2021 Impaired Property, during the three months ended March 31, 2021.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$1,819	$(1,819)	(100.0)%
Interest on credit facility	4,340	7,203	(2,863)	(39.7)%
Interest on finance lease	35	38	(3)	(7.9)%
Amortization of deferred financing costs	490	862	(372)	(43.2)%
Amortization of discount of deferred liability	—	54	(54)	(100.0)%
Notes receivable interest income	—	(490)	490	(100.0)%
Amortization of origination fee	—	68	(68)	(100.0)%
Other income	(71)	(652)	581	(89.1)%
Cash deposits interest	(2)	(4)	2	(50.0)%
Capitalized interest	(44)	(134)	90	(67.2)%
Loss on debt extinguishment	3,367	—	3,367	100.0%
Total interest and other expense, net	$8,115	$8,764	$(649)	(7.4)%
Income from discontinued operations	$—	$7,948	$(7,948)	(100.0)%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.

•Interest on credit facility decreased due to a decrease in the London Interbank Offered Rate, or LIBOR, interest rates and in the outstanding principal balance on our credit facility due to the pay-down in connection with the Data Center Sale.
•Amortization of deferred financing costs decreased due to the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
•Notes receivable interest income decreased due to the repayment of a note receivable in July 2021.
•Other income decreased primarily due to the termination of a transaction services agreement with a third-party on March 31, 2021. The agreement provided property management and asset management services to a third-party in order to manage certain of their properties.
•Loss on debt extinguishment increased due to the pay-off of our prior credit facility and entering into the Unsecured Credit Facility (as defined below) on February 15, 2022 and consisted of loan costs of $4,000 and accelerated unamortized debt issuance costs of $3,363,000.
•Income from discontinued operations, which includes revenue, operating expenses and interest expense, decreased due to the Data Center Sale.
Liquidity and Capital Resources
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and share repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
We currently expect to meet our long-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility and potential other borrowings.
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal on outstanding debt and distributions to our stockholders.
Material Cash Requirements
We expect to require approximately $27,944,000 in cash over the next twelve months, of which $14,488,000 will be required for the payment of estimated interest on our outstanding debt, $373,000 related to contingent consideration from Note 14 -"Commitments and Contingencies" that resulted from an earn-out arrangement, $1,881,000 related to our various lease obligations and approximately $11,202,000 will be required to fund capital improvement expenditures on our healthcare properties. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of March 31, 2022, we had approximately $19,563,000 in cash and cash equivalents. For the three months ended March 31, 2022, we paid capital expenditures of $4,444,000 that primarily related to three healthcare properties.
As of March 31, 2022, we had material obligations beyond 12 months in the amount of approximately $617,852,000, inclusive of $525,312,000 related to principal and estimated interest on our outstanding debt, $8,835,000 related to capital improvement expenditures on our healthcare properties, $717,000 related to contingent consideration from Note 14 -"Commitments and Contingencies" that resulted from an earn-out arrangement and $82,988,000 related to our various lease obligations.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2022, we had $485,000,000 of principal outstanding under our credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2022, we were in compliance with all such covenants and requirements on our credit facility.
As of March 31, 2022, the aggregate notional amount under our derivative instruments was $400,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of March 31, 2022, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of March 31, 2022, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into on February 15, 2022, to replace our prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit.
As of March 31, 2022, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the Term Loan Agreement, were $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The Term Loan Agreement was entered into simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, to replace our prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the Term Loan Agreement.
We refer to the Revolving Credit Agreement and the Term Loan Agreement together as our “Unsecured Credit Facility,” which have aggregate commitments available of $800,000,000 as of March 31, 2022. Generally, the proceeds of loans made under our credit facility may be used for the acquisition of real estate investments, tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, capital expenditures with respect to real estate, and general corporate and working capital purposes.
During the three months ended March 31, 2022, we repaid $30,000,000 on the Revolving Credit Agreement, primarily with proceeds from one property disposition, or the 2022 Disposition, and drew $15,000,000 on the Revolving Credit Agreement related to one property acquisition, or the 2022 Acquisition.
As of March 31, 2022, we had a total pool availability under our credit facility of $800,000,000 and an aggregate outstanding principal balance of $485,000,000; therefore, $315,000,000 was available to be drawn under our credit facility. We were in compliance with all financial covenant requirements as of March 31, 2022.

Cash Flows
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Net cash provided by operating activities	$26,772	$37,128	$(10,356)	(27.9)%
Net cash used in investing activities	$(1,240)	$(14,317)	$13,077	(91.3)%
Net cash used in financing activities	$(38,682)	$(22,621)	$(16,061)	71.0%
Operating Activities
•Net cash provided by operating activities decreased primarily due to not generating rental revenue from the data center properties subsequent to the Data Center Sale, partially offset by an increase in rental revenues resulting from the acquisition of five operating properties and placement of two development properties in service since January 1, 2021.
Investing Activities
•Net cash used in investing activities decreased due to the increase in proceeds from the 2022 Disposition, no consideration paid in 2022 for the Internalization Transaction and a decrease in capital expenditures, partially offset by the 2022 Acquisition.
Financing Activities
•Net cash used in financing activities increased primarily due to an increase in payments on the credit facility, an increase in payments of deferred financing costs as a result of entering into the Unsecured Credit Facility on February 15, 2022, and an increase in repurchases of our common stock under our share repurchase program, partially offset by a decrease in distributions to our common stockholders and a decrease in payments on notes payable due to the pay-off of all our notes payable on July 22, 2021.
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
The following table shows the sources of distributions paid during the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022		2021
Distributions paid in cash - common stockholders	$15,906		$19,170
Distributions reinvested (shares issued)	6,012		7,374
Total distributions	$21,918		$26,544
Source of distributions:
Cash flows provided by operations (1)	$15,906	73%	$19,170	72%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	6,012	27%	7,374	28%
Total sources	$21,918	100%	$26,544	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares, Class T shares and Class T2 shares as of March 31, 2022, were approximately $7,662,000 for common stockholders. These distributions were paid on April 6, 2022.

For the three months ended March 31, 2022, we declared and paid distributions of approximately $21,918,000 to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the three months ended March 31, 2022, of approximately $25,986,000 and $28,880,000, respectively.
For a discussion of distributions paid subsequent to March 31, 2022, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Funds from Operations and Adjusted Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash flows generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash flows from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. To date, we have not had any unconsolidated partnerships or joint ventures.
We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance, because it is based on a net income (loss) analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, FFO reflects the impact on our operations from trends in occupancy.
Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair value of their investment in real estate assets.
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
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: amortization of above- and below-market leases, along with the amortization of operating leases and finance lease, resulting from above-and below-market leases, straight-line rent adjustments, discount amortization related to the deferred liability in connection with the Internalization Transaction, impairment loss on goodwill, (gain) loss on extinguishment of debt, amortization of deferred financing costs and stock-based compensation. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
AFFO is a metric used by management to evaluate our dividend policy. Additionally, we consider AFFO to be an appropriate supplemental measure of our operating performance because it provides to investors a more complete understanding of our sustainable performance.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and AFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and AFFO have limitations as performance measures. However, FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. FFO and AFFO are not useful measures in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining FFO and AFFO.
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

Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three months ended March 31, 2022 and 2021 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$1,371	$2,882
Adjustments:
Depreciation and amortization (1)	17,966	25,962
Gain on real estate disposition from continuing operations	(460)	—
Impairment loss on real estate	7,109	10,423
FFO attributable to common stockholders	$25,986	$39,267
Adjustments:
Amortization of intangible assets and liabilities (2)	119	(613)
Amortization of operating leases and finance lease	254	269
Straight-line rent adjustments (3)	(2,510)	(4,626)
Amortization of discount of deferred liability	—	54
Impairment loss on goodwill (4)	278	240
Loss on extinguishment of debt	3,367	—
Amortization of deferred financing costs	490	996
Stock-based compensation	896	556
AFFO attributable to common stockholders	$28,880	$36,143
Weighted average common shares outstanding - basic	224,499,307	222,481,179
Weighted average common shares outstanding - diluted	225,865,366	222,481,179
Weighted average common shares outstanding - diluted for FFO	225,865,366	223,420,969
Net income per common share - basic	$0.01	$0.01
Net income per common share - diluted	$0.01	$0.01
FFO per common share - basic	$0.12	$0.18
FFO per common share - diluted	$0.12	$0.18

(1)During the three months ended March 31, 2022 and 2021, we wrote off in-place lease intangible assets in the amounts of approximately $380,000 and $1,120,000, respectively, by accelerating the amortization of the acquired intangible assets.
(2)Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, AFFO provides useful supplemental information on the performance of the real estate.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three months ended March 31, 2022 and 2021, we wrote off approximately $0 and $70,000, respectively, of straight-line rent. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)During the three months ended March 31, 2022, we wrote off goodwill related to one reporting unit in the amount of approximately $278,000 and during the three months ended March 31, 2021, we wrote off goodwill related to one reporting unit in the amount of approximately $240,000. The reporting units were originally recognized as a part of the Internalization Transaction on September 30, 2020. We believe that adjusting for such non-recurring items provides useful supplemental information because such adjustments may not be reflective of ongoing operations and aligns with our analysis of operating performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing to fund certain property acquisitions, and we were exposed to changes in the one-month LIBOR and, effective February 15, 2022, we are now exposed to such changes in the one-month Term SOFR (as defined below). Our objectives in managing interest rate risk are to seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. Effective February 15, 2022, we have no LIBOR-rate debt. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election. As of March 31, 2022, all of our interest rate swap agreements were indexed to LIBOR. As of May 2, 2022, we entered into bilateral agreements with our swap counterparties to transition all of our swap agreements to SOFR.
As of March 31, 2022, we had 7 interest rate swap agreements outstanding, which mature on various dates from April 2023 to December 2024, with an aggregate notional amount under the swap agreements of $400,000,000. As of March 31, 2022, the aggregate settlement asset value was $8,360,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $12,199,000. These interest rate swap agreements were designated as hedging instruments.
On April 8, 2022, we entered into five interest rate swap agreements, two of which have an effective date of May 2, 2022 and a notional amount of $85,000,000, and three of which have an effective date of May 1, 2023 and a notional amount of $150,000,000.
As of March 31, 2022, of the $485,000,000 total principal debt outstanding, $85,000,000 was subject to variable interest rates, indexed to Term SOFR, with a weighted average interest rate of 1.6% per annum. As of March 31, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $425,000 per year.
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
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

The following table summarizes our principal debt outstanding related to our credit facility as of March 31, 2022 (amounts in thousands):

March 31, 2022
Variable rate revolving line of credit fixed through interest rate swaps	$100,000
Variable rate revolving line of credit	85,000
Variable rate term loans fixed through interest rate swaps	300,000
Total principal debt outstanding (1)	$485,000

(1)As of March 31, 2022, the weighted average interest rate on our total debt outstanding was 2.6%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 14—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 3, 2022, we granted time-based awards to our executive officers, consisting of 217,988 in restricted shares of Class A common stock, or the Time-Based 2022 Awards. The Time-Based 2022 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions.
In addition, on January 3, 2022 we granted performance-based deferred stock unit awards, or the Performance-Based 2022 Awards, to our executive officers. The Performance-Based 2022 Awards will vest based on our performance over a three-year performance period ending on December 31, 2024. The Performance-Based 2022 Awards vest after the last day of the performance period and are subject to continued employment through the applicable vesting date.
The Time-Based 2022 Awards and the Performance-Based 2022 Awards were granted under and subject to the terms of the A&R Incentive Plan and award agreements.
The foregoing issuances of the Time-Based 2022 Awards and the Performance-Based 2022 Awards were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended March 31, 2022.
On February 16, 2022, we granted one-time awards of 18,902 restricted shares of Class A common stock to certain employees at a price per share of $8.20. The restricted shares of Class A common stock will vest ratably over four years following the grant date, subject to each employee's employment through the applicable vesting dates, with certain exceptions. The awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
During the three months ended March 31, 2022, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 2022	304,242	$8.20	—	$—
February 2022	—	$—	—	$—
March 2022	40,449	$8.20	—	$—
Total	344,691		—
During the three months ended March 31, 2022, we repurchased approximately $2,827,000 of Class A shares, Class I shares and Class T shares of common stock.
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

10.2
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

10.3
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

10.4
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

SILA REALTY TRUST, INC.
(Registrant)

Date: May 13, 2022	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)