Form 10-Q
period 2022-06-30
Sila Realty Trust, Inc.
filed 2022-08-09
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 4, 2022, there were approximately 168,138,000 shares of Class A common stock, 16,645,000 shares of Class I common stock, 40,790,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Real estate:
Land	$166,037	$163,992
Buildings and improvements, less accumulated depreciation of $185,986 and $165,784, respectively	1,672,831	1,648,685
Construction in progress	—	14,628
Total real estate, net	1,838,868	1,827,305
Cash and cash equivalents	23,077	32,359
Acquired intangible assets, less accumulated amortization of $80,049 and $71,067, respectively	173,127	181,639
Goodwill	23,006	23,284
Right-of-use assets - operating leases	24,995	21,737
Right-of-use assets - finance lease	2,286	2,296
Other assets, net	85,234	66,365
Assets held for sale, net	—	22,570
Total assets	$2,170,593	$2,177,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,728 and $3,226, respectively	502,272	496,774
Accounts payable and other liabilities	27,854	39,597
Acquired intangible liabilities, less accumulated amortization of $5,177 and $4,444, respectively	12,692	12,962
Operating lease liabilities	27,469	23,758
Finance lease liabilities	2,638	2,636
Liabilities held for sale, net	—	698
Total liabilities	572,925	576,425
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 239,848,129 and 238,226,119 shares issued, respectively; 225,240,223 and 224,179,939 shares outstanding, respectively	2,252	2,242
Additional paid-in capital	2,014,252	2,004,404
Accumulated distributions in excess of earnings	(432,101)	(400,669)
Accumulated other comprehensive income (loss)	13,265	(4,847)
Total stockholders’ equity	1,597,668	1,601,130
Total liabilities and stockholders’ equity	$2,170,593	$2,177,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Rental revenue	$44,918	$43,747	$89,200	$86,169
Expenses:
Rental expenses	3,010	3,275	6,035	6,489
General and administrative expenses	7,744	6,639	14,600	13,262
Depreciation and amortization	17,814	17,615	35,802	35,839
Impairment loss on real estate	—	6,502	7,109	16,925
Impairment loss on goodwill	—	431	278	671
Total expenses	28,568	34,462	63,824	73,186
Gain on real estate disposition	—	—	460	—
Income from operations	16,350	9,285	25,836	12,983
Interest and other expense, net	4,329	9,534	12,444	18,298
Income (loss) from continuing operations	12,021	(249)	13,392	(5,315)
Income from discontinued operations	—	16,305	—	24,253
Net income attributable to common stockholders	$12,021	$16,056	$13,392	$18,938
Other comprehensive income:
Unrealized income on interest rate swaps, net	$5,257	$1,775	$18,112	$7,567
Other comprehensive income	5,257	1,775	18,112	7,567
Comprehensive income attributable to common stockholders	$17,278	$17,831	$31,504	$26,505
Weighted average number of common shares outstanding:
Basic	225,008,452	223,082,912	224,755,285	222,783,708
Diluted	226,362,977	223,082,912	226,115,545	222,783,708
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$0.05	$—	$0.06	$(0.02)
Discontinued operations	—	0.07	—	0.11
Net income attributable to common stockholders	$0.05	$0.07	$0.06	$0.09
Diluted:
Continuing operations	$0.05	$—	$0.06	$(0.02)
Discontinued operations	—	0.07	—	0.11
Net income attributable to common stockholders	$0.05	$0.07	$0.06	$0.09
Distributions declared per common share	$0.10	$0.12	$0.20	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2022	224,616,042	$2,246	$2,008,481	$(421,561)	$8,008	$1,597,174
Issuance of common stock under the distribution reinvestment plan	765,065	8	6,270	—	—	6,278
Vesting of restricted stock	76,150	—	—	—	—	—
Stock-based compensation	—	1	1,277	—	—	1,278
Repurchase of common stock	(217,034)	(3)	(1,776)	—	—	(1,779)
Distributions to common stockholders	—	—	—	(22,561)	—	(22,561)
Other comprehensive income	—	—	—	—	5,257	5,257
Net income	—	—	—	12,021	—	12,021
Balance, June 30, 2022	225,240,223	$2,252	$2,014,252	$(432,101)	$13,265	$1,597,668

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	1,497,873	15	12,275	—	—	12,290
Vesting of restricted stock	124,136	—	—	—	—	—
Stock-based compensation	—	1	2,173	—	—	2,174
Repurchase of common stock	(561,725)	(6)	(4,600)	—	—	(4,606)
Distributions to common stockholders	—	—	—	(44,824)	—	(44,824)
Other comprehensive income	—	—	—	—	18,112	18,112
Net income	—	—	—	13,392	—	13,392
Balance, June 30, 2022	225,240,223	$2,252	$2,014,252	$(432,101)	$13,265	$1,597,668
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

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$13,392	$18,938
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization - real estate including intangible assets	35,754	47,554
Depreciation - corporate assets	38	—
Amortization of deferred financing costs	854	2,007
Amortization of above- and below-market leases	240	(1,252)
Amortization of origination fee	—	138
Amortization of discount of deferred liability	—	109
Amortization of interest rate swaps	995	—
Amortization of operating leases	516	476
Amortization of finance lease	10	9
Impairment loss on real estate	7,109	16,925
Impairment loss on goodwill	278	671
Gain on real estate disposition from continuing operations	(460)	—
Loss on extinguishment of debt	3,367	—
Straight-line rent adjustments	(4,941)	(9,078)
Stock-based compensation	2,174	1,119
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(4,124)	3,195
Other assets	1,551	308
Net cash provided by operating activities	56,753	81,119
Cash flows from investing activities:
Investment in real estate	(42,428)	(25,048)
Consideration paid for the internalization transaction	—	(7,500)
Proceeds from real estate disposition	22,822	—
Capital expenditures	(6,477)	(14,743)
Payments of deal costs	(32)	—
Real estate deposits, net	(1,134)	—
Collection of notes receivable	—	500
Net cash used in investing activities	(27,249)	(46,791)
Cash flows from financing activities:
Payments on notes payable	—	(2,238)
Proceeds from credit facility	740,000	15,000
Payments on credit facility	(735,000)	—
Payments for extinguishment of debt	(4)	(95)
Payments of deferred financing costs	(6,936)	(92)
Repurchase of common stock	(4,606)	(4,078)
Offering costs on issuance of common stock	(193)	(1,232)
Distributions to common stockholders	(32,401)	(38,955)
Net cash used in financing activities	(39,140)	(31,690)
Net change in cash, cash equivalents and restricted cash	(9,636)	2,638
Cash, cash equivalents and restricted cash - Beginning of period	32,880	67,909
Cash, cash equivalents and restricted cash - End of period	$23,244	$70,547
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $44 and $212, respectively	$7,918	$24,878
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$12,290	$14,833
Change in accrued distributions to common stockholders	$133	$173
Change in contingent consideration	$182	$—
Change in accrued capital expenditures	$(2,731)	$910

Change in accrued acquisition costs	$22	$—
Change in accrued deal costs	$57	$—
Change in accrued deferred financing costs	$(19)	$53
Recognition of right-of-use assets - operating leases	$3,749	$—
Recognition of operating lease liabilities	$3,749	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
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
The Company was formed to invest primarily in high quality income-producing commercial real estate, with a focus on data centers and healthcare properties, preferably with long-term leases to creditworthy tenants, as well as to make other real estate-related investments in such property types, which may include equity or debt interests in other real estate entities.
During the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center properties. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. See Note 4—"Held for Sale and Discontinued Operations" for further discussion. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations for the periods presented. As of December 31, 2021, the Company had no assets or liabilities related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021.
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
During the six months ended June 30, 2022, the Company acquired five healthcare properties and sold one land parcel that formerly contained a healthcare property. See Note 3—"Acquisitions and Dispositions" for more information. As of June 30, 2022, the Company owned 130 real estate healthcare properties and two undeveloped land parcels, in two micropolitan statistical areas, or µSA, and 55 metropolitan statistical areas, or MSAs.
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
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow, which includes cash held by escrow agents in escrow accounts for tenant and capital improvements in accordance with the respective tenants' lease agreement. Restricted cash attributable to continuing operations is reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 8—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning of period:
Cash and cash equivalents	$32,359	$53,174
Restricted cash	521	14,735	(1)
Cash, cash equivalents and restricted cash	$32,880	$67,909

End of period:
Cash and cash equivalents	$23,077	$47,921
Restricted cash	167	22,626	(2)
Cash, cash equivalents and restricted cash	$23,244	$70,547

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
The Company classified assets and liabilities of the 29-property data center properties as discontinued operations for all the periods presented because they represented a strategic shift that had a major effect on the Company's results and operations. As of December 31, 2021, the Company had no assets or liabilities related to the data center properties. The operations of the data center properties are classified on the condensed consolidated statements of comprehensive income as income from discontinued operations for the three and six months ended June 30, 2021. On July 22, 2021, the Company completed the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. See Note 3—"Acquisitions and Dispositions" for additional information.
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
Impairment of Real Estate
The Company determined that, during the three months ended March 31, 2022, real estate assets related to one healthcare property, or the First Quarter 2022 Impaired Property, were determined to be impaired. A healthcare tenant that occupies 90% of the property, leases its space for administrative use and has historically been using the space as its central business office. As a result of pandemic related events, the tenant permanently modified its business operations to accommodate a reduction in on-site staff, significantly reducing its need for administrative space going forward. The tenant has continued to pay its rent in accordance with the lease agreement, however indicated it would not expect to renew the lease upon expiration. The Company entered into a signed letter of intent with a prospective buyer that is a county-owned, tax-exempt entity, and requires ownership (vs. leasing) of the property to conduct its intended business operations at the property. In addition to the signed letter of intent with the prospective buyer, the Company signed a letter of intent with the tenant for the payment of an early lease termination fee. The early lease termination is effective only upon consummating a sale of the property to the prospective buyer. The inclusion of this potential sale scenario in the Company’s step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $14,639,000, resulting in an impairment charge of $7,109,000.
The Company had no real estate impairment during the three months ended June 30, 2022.
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

During the three months ended June 30, 2021, real estate assets related to one healthcare property, or the Second Quarter 2021 Impaired Property One, were determined to be impaired. The tenant of the property was experiencing financial difficulty and vacated the space in March 2021. Subsequently, during the second quarter, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. The Company utilized a market approach, using comparable properties, to estimate the fair value of the property. As a result, the carrying value of the property was reduced to its estimated fair value of $5,957,000, resulting in an impairment charge of $2,894,000.
Additionally, during the three months ended June 30, 2021, real estate assets related to the 2021 Land Held for Sale, or the Second Quarter 2021 Impaired Property Two, were determined to be impaired. The last of the three tenants that occupied the building terminated its lease agreement and vacated the space on July 12, 2021. Subsequently, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated the fair value of $22,311,000, resulting in an impairment charge of $3,608,000.
Impairment charges are recorded as impairment loss on real estate in the condensed consolidated statements of comprehensive income.
During the three months ended June 30, 2021, the Company accelerated depreciation of equipment at the Second Quarter 2021 Impaired Property Two based on its anticipated sale. As a result, the Company accelerated the depreciation of the equipment in the amount of $296,000 in depreciation and amortization expense in the condensed consolidated statements of comprehensive income.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended June 30, 2022 and 2021, the Company did not record impairment of acquired intangible assets.
During the six months ended June 30, 2022, the Company recognized an impairment of one in-place lease intangible asset, or the First Quarter 2022 Impaired In-Place Lease, in the amount of approximately $380,000, by accelerating the amortization of the acquired intangible asset related to a tenant of the First Quarter 2022 Impaired Property.
During the six months ended June 30, 2021, the Company recognized an impairment of one in-place lease intangible asset, or the First Quarter 2021 Impaired In-Place Lease, in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one healthcare tenant of the Second Quarter 2021 Impaired Property One that was experiencing financial difficulties and vacated the property in March 2021. On April 5, 2021, the Company terminated its lease agreement and the tenant paid a lease termination fee of $400,000, which was recorded in rental revenue in the condensed consolidated statements of comprehensive income.
During the three and six months ended June 30, 2022 and 2021, the Company did not record impairment of acquired intangible liabilities.
Impairment of Goodwill
Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting units. Goodwill has an indefinite life and is not amortized. On July 28, 2020, the Company and the Operating Partnership entered into a Membership Interest Purchase Agreement to provide for the internalization of the external management functions previously performed for the Company and the Operating Partnership by its former advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, the Company closed the Internalization Transaction. On September 30, 2020, the Company recorded $39,529,000 of goodwill related to the transaction, of which $15,574,000 was allocated to the data center properties and written off as a result of the Data Center Sale on July 22, 2021. The remaining $23,955,000 of goodwill was allocated to the healthcare segment.
The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, and at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last day of each year. The Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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
During the three months ended March 31, 2022, the Company recognized $278,000 of goodwill impairment. Impairment loss on the First Quarter 2022 Impaired Property recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered an evaluation of the reporting unit's fair value for goodwill impairment. The Company's reporting unit represents each individual operating real estate property. The carrying value of long-lived assets within the reporting unit with indicators of impairment was first tested for recoverability and resulted in recognition of impairment during such period. As a result, the fair value of the reporting unit was determined to be lower than its carrying value, including goodwill. Therefore, the Company recognized an impairment loss on goodwill in the amount of $278,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to the reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach. As of March 31, 2022, the Company did not have any goodwill associated with the reporting unit.
The Company had no goodwill impairment during the three months ended June 30, 2022.
During the three months ended March 31, 2021, the Company recognized $240,000 of goodwill impairment. Impairment loss on the First Quarter 2021 Impaired Property recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered an evaluation of the reporting unit's fair value for goodwill impairment. As a result, the fair value of the reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill in the amount of $240,000 for the amount that the carrying value of the reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to the reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of the reporting unit was determined based on a market valuation approach, using comparable sales to estimate the fair value. As of March 31, 2021, the Company did not have any goodwill associated with the reporting unit.
During the three months ended June 30, 2021, the Company recognized $431,000 of goodwill impairment. Impairment losses on the Second Quarter 2021 Impaired Property One and Second Quarter 2021 Impaired Property Two recorded during such period (as discussed in the "Impairment of Real Estate" section above) triggered evaluation of each reporting unit's fair value for goodwill impairment. As a result, the fair value of each reporting unit compared to its carrying value, including goodwill, was determined to be lower than its carrying value. Therefore, the Company recognized an impairment loss on goodwill for each of the two reporting units in the amounts of $112,000 and $319,000, respectively, for the amount that the carrying value of each reporting unit, including goodwill, exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit and was recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of each reporting unit was determined based on a market approach model. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
The following table summarizes the rollforward of goodwill for the six months ended June 30, 2022 (amounts in thousands):

Goodwill
Balance as of December 31, 2021	$23,284
Impairment losses	(278)
Balance as of June 30, 2022	$23,006
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.

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
Concentration of Credit Risk and Significant Leases
As of June 30, 2022, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has not experienced a loss or lack of access to cash in its accounts.
As of June 30, 2022, the Company owned real estate investments in two µSAs and 55 MSAs, one MSA of which accounted for greater than 10.0% of rental revenue from continuing operations for the six months ended June 30, 2022. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA accounted for 11.1% of rental revenue from continuing operations for the six months ended June 30, 2022.
As of June 30, 2022, the Company had one exposure to tenant concentration that accounted for greater than 10.0% of rental revenue from continuing operations for the six months ended June 30, 2022. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and its affiliates accounted for 15.3% of rental revenue from continuing operations for the six months ended June 30, 2022.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Board, provided, however, that the Company limits the number of shares repurchased during any calendar year to 5.0% of the total number of shares of common stock outstanding as of December 31st of the previous calendar year. The SRP is subject to terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan, as more fully described below. In addition, the Board, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
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
During the six months ended June 30, 2022, the Company repurchased 561,725 Class A shares, Class I shares and Class T shares of common stock (476,551 Class A shares, 20,611 Class I shares and 64,563 Class T shares), for an aggregate purchase price of approximately $4,606,000 (an average of $8.20 per share). During the six months ended June 30, 2021, the Company repurchased 469,334 Class A shares, Class I shares and Class T shares of common stock (443,434 Class A shares, 2,504 Class I shares and 23,396 Class T shares), for an aggregate purchase price of approximately $4,078,000 (an average of $8.69 per share).

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
Stock-based compensation expense for the 2022 Awards for the three and six months ended June 30, 2022, was approximately $343,000 and $604,000, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. The Company recognized accelerated stock-based compensation expense of $326,000 during the three and six months ended June 30, 2022, of which $92,000 related to the 2022 Awards, due to the termination of its former chief accounting officer on May 12, 2022. The Company recognized total stock-based compensation expense of approximately $1,278,000 and $563,000, respectively, for the three months ended June 30, 2022 and 2021, and $2,174,000 and $1,119,000, respectively, for the six months ended June 30, 2022 and 2021, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. For the three and six months ended June 30, 2022, diluted earnings per share reflected the effect of approximately 1,355,000 and 1,360,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three and six months ended June 30, 2021, diluted earnings per share was computed the same as basic earnings per share, because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 964,000 and 952,000, respectively, related to non-vested shares of restricted common stock and Performance DSUs, anti-dilutive.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of June 30, 2022 and December 31, 2021, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
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
Note 3—Acquisitions and Dispositions
2022 Real Estate Property Acquisition
During the six months ended June 30, 2022, the Company purchased five real estate properties, or the 2022 Acquisitions, which were determined to be asset acquisitions. Upon the completion of the 2022 Acquisitions, the Company allocated the purchase price to acquired tangible assets, consisting of land, building and improvements and tenant improvements, and acquired intangible assets, consisting of in-place leases and above-market leases, and acquired intangible liabilities, consisting of below-market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2022 Acquisitions during the six months ended June 30, 2022:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Yukon Healthcare Facility	03/10/2022	100%	$19,554
Pleasant Hills Healthcare Facility	05/12/2022	100%	14,303
Prosser Healthcare Facilities (1)	05/20/2022	100%	8,593
Total			$42,450

(1)     The Prosser Healthcare Facilities consist of three healthcare properties.
The following table summarizes the Company's purchase price allocation of the 2022 Acquisitions during the six months ended June 30, 2022 (amounts in thousands):

Total
Land	$2,646
Building and improvements	35,021
Tenant improvements	2,040
In-place leases	2,752
Above-market leases	454
Total assets acquired	42,913
Below-market leases	(463)
Total liabilities acquired	(463)
Net assets acquired	$42,450
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $454,000 related to the 2022 Acquisitions, which are included in the Company's allocation of the real estate acquisitions presented above. The total amount of all acquisition costs is limited to 6.0% of the contract purchase price of a property, unless the Board determines a higher transaction fee to be commercially competitive, fair and reasonable to the Company. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property exclusive of acquisition costs. During the six months ended June 30, 2022, acquisition costs did not exceed 6.0% of the contract purchase price of the 2022 Acquisitions during such period.
2022 Real Estate Property Disposition
The Company sold one land parcel that formerly contained a healthcare property, or the 2022 Disposition, during the six months ended June 30, 2022, for an aggregate sale price of $24,000,000 and generated net proceeds of $22,701,000. For the six months ended June 30, 2022, the Company recognized an aggregate gain on sale of $460,000 in gain on real estate disposition in the condensed consolidated statements of comprehensive income.
The following table summarizes the 2022 Disposition:

Property Description	Disposition Date	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
Houston Healthcare Facility II	02/10/2022	$24,000	$22,701
Note 4—Held for Sale and Discontinued Operations
As of December 31, 2021, the Company had no assets or liabilities related to the data center properties. The operations of the data center properties have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021.
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
The operations reflected in income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue:
Rental revenue	$26,250	$51,723
Lease termination revenue	7,000	7,000
Total revenue	33,250	58,723
Expenses:
Rental expenses	9,576	15,992
Depreciation and amortization	3,981	11,724
Total expenses	13,557	27,716
Interest and other expense, net (1)	3,388	6,754
Income from discontinued operations	16,305	24,253
Net income from discontinued operations attributable to common stockholders	$16,305	$24,253

(1)    Interest expense attributable to discontinued operations for the three and six months ended June 30, 2021 was $3,402,000 and $6,771,000, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the Data Center Sale, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment.
Capital expenditures on a cash basis for the six months ended June 30, 2021, were $2,017,000, related to properties classified within discontinued operations.
The Company had no discontinued operations for the six months ended June 30, 2022 and therefore had no significant non-cash operating or investing activities for the properties classified within discontinued operations. There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the six months ended June 30, 2021.

Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2022	December 31, 2021
In-place leases, net of accumulated amortization of $74,588 and $66,579, respectively (with a weighted average remaining life of 9.1 years and 9.5 years, respectively)	$160,019	$168,012
Above-market leases, net of accumulated amortization of $5,461 and $4,488, respectively (with a weighted average remaining life of 8.4 years and 8.8 years, respectively)	13,108	13,627
	$173,127	$181,639
The aggregate weighted average remaining life of the acquired intangible assets was 9.1 years and 9.5 years as of June 30, 2022 and December 31, 2021, respectively.
Amortization of the acquired intangible assets was $5,676,000 and $5,499,000 for the three months ended June 30, 2022 and 2021, respectively, and $11,718,000 and $12,117,000 for the six months ended June 30, 2022 and 2021, respectively. Of the $11,718,000 recorded for the six months ended June 30, 2022, $380,000 was attributable to accelerated amortization due to the First Quarter 2022 Impaired In-Place Lease. Of the $12,117,000 recorded for the six months ended June 30, 2021, $1,120,000 was attributable to accelerated amortization due to the First Quarter 2021 Impaired In-Place Lease. Amortization of the in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2022	December 31, 2021
Below-market leases, net of accumulated amortization of $5,177 and $4,444, respectively (with a weighted average remaining life of 8.9 years and 9.3 years, respectively)	$12,692	$12,962
Amortization of the below-market leases was $369,000 and $333,000 for the three months ended June 30, 2022 and 2021, respectively, and $733,000 and $641,000 for the six months ended June 30, 2022 and 2021, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of June 30, 2022, for the six months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2022	$81,419
2023	166,498
2024	167,743
2025	163,655
2026	156,685
Thereafter	1,016,890
Total	$1,752,890
Lessee
The Company is subject to various non-cancellable operating and finance lease agreements, inclusive of 16 ground operating leases, one corporate-related operating lease, one ground finance lease and one office operating lease related to the Company’s principal executive office in Tampa, Florida, or the Corporate Office Lease. Of the 16 ground operating leases, four do not have corresponding operating lease liabilities, because the Company did not have future payment obligations at the acquisition of these leases.
The Company has one non-cancellable lease agreement that is classified as a finance lease, as defined in ASC 842, Leases, related to a ground lease of a healthcare property. Ground lease expenses for finance lease payments are recognized as amortization expense of the right-of-use asset - finance lease and interest expense on the finance lease liability over the lease term.
The Company's operating leases and the finance lease do not provide an implicit interest rate. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, the Company's credit rating and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating or finance leases.
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
As of June 30, 2022, the Company's IBRs for its operating leases were between 2.5% and 6.4%, with a weighted average IBR of 5.1%. The weighted average remaining lease term for the Company's operating leases attributable to continuing operations was 33.9 years and 36.1 years as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 41.9 years and 42.4 years as of June 30, 2022 and December 31, 2021, respectively.

The future rent payments, discounted by the Company's IBRs, under non-cancellable leases in effect as of June 30, 2022, for the six months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating	Finance
Six months ending December 31, 2022	$923	$68
2023	1,863	136
2024	1,930	141
2025	1,950	143
2026	1,897	143
Thereafter	68,842	6,441
Total undiscounted rental payments	77,405	7,072
Less imputed interest	(49,936)	(4,434)
Total lease liabilities	$27,469	$2,638
The following table provides details of the Company's total lease costs and reimbursements for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2022	2021	2022	2021
Operating lease costs:
Ground lease costs	Rental expenses	$435	$422	$867	$844
Ground lease reimbursements (1)	Rental revenue	304	298	608	596
Ground lease costs (2)	Income from discontinued operations	—	169	—	389
Ground lease reimbursements (1),(2)	Income from discontinued operations	—	103	—	206
Corporate Office Lease costs	General and administrative expenses	139	264	306	528
Corporate-related operating lease costs	General and administrative expenses	33	—	71	—
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$5	$4	$10	$9
Interest on lease liability	Interest and other expense, net	35	29	70	67

(1)The Company is reimbursed by tenants who sublease the ground leases.
(2)Amounts relate to lease costs and reimbursements attributable to two operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.
Note 8—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2022 and other assets, net, excluding assets held for sale, net, consisted of the following as of December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $381 and $8,332, respectively	$3,686	$482
Leasing commissions, net of accumulated amortization of $135 and $121, respectively	808	780
Restricted cash	167	521
Tenant receivables	1,290	1,851
Straight-line rent receivable	60,666	55,725
Real estate deposits	1,134	—
Prepaid and other assets	3,809	4,835
Derivative assets	13,674	2,171
	$85,234	$66,365

Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of June 30, 2022 and accounts payable and other liabilities, excluding liabilities held for sale, net, consisted of the following as of December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$4,620	$8,431
Accrued interest expense	1,233	1,626
Accrued property taxes	2,515	2,913
Accrued personnel costs	2,471	4,198
Distribution and servicing fees	—	182
Distributions payable to stockholders	7,435	7,355
Performance DSUs distributions payable	447	394
Tenant deposits	875	802
Deferred rental income	7,095	7,100
Contingent consideration	1,160	978
Derivative liabilities	3	5,618
	$27,854	$39,597
Note 10—Credit Facility
The Company's outstanding credit facility as of June 30, 2022 and December 31, 2021 consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Variable rate term loans fixed through interest rate swaps	485,000	400,000
Variable rate term loans	20,000	100,000
Total credit facility, principal amount outstanding	505,000	500,000
Unamortized deferred financing costs related to the term loan credit facility	(2,728)	(3,226)
Total credit facility, net of deferred financing costs	$502,272	$496,774
Significant activities regarding the credit facility during the six months ended June 30, 2022, and subsequent, include:
•On February 15, 2022, the Company, the Operating Partnership and certain of the Company's subsidiaries, entered into a senior unsecured revolving credit agreement, or the Revolving Credit Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments available of up to $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. The Company did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit. Simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, the Company, the Operating Partnership, and certain of the Company's subsidiaries, entered into the senior unsecured term loan agreement, or the 2024 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders. The 2024 Term Loan Agreement was fully funded at closing, and is made up of aggregate commitments of $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2024 Term Loan Agreement was entered into to replace the Company's prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement.
•In connection with the repayment of our prior credit facility, the Company recognized a loss on extinguishment of debt of $3,367,000 during the three months ended March 31, 2022, which included loan costs in the amount of $4,000 and accelerated unamortized debt issuance costs of $3,363,000. The loss on extinguishment of debt was recognized in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
•On February 28, 2022, the Company repaid $30,000,000 on its Revolving Credit Agreement primarily with proceeds from the 2022 Disposition.
•On March 10, 2022, the Company drew $15,000,000 on its Revolving Credit Agreement related to the 2022 Acquisitions.
•On April 8, 2022, the Company entered into five interest rate swap agreements, two of which have an effective date of May 2, 2022 and an aggregate notional amount of $85,000,000, and three of which have an effective date of May 1, 2023 and an aggregate notional amount of $150,000,000.
•On May 12, 2022, the Company drew $20,000,000 on its Revolving Credit Agreement related to the 2022 Acquisitions.
•On May 17, 2022, the Company, the Operating Partnership and certain of the Company’s subsidiaries, entered into a new senior unsecured term loan agreement, or the 2028 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments of up to $275,000,000, of which $205,000,000 was drawn at closing to pay down the Company’s Revolving Credit Agreement in its entirety. The remainder of the commitments were available for three months following the closing date, or the Availability Period, and were available in no more than three subsequent draws with a minimum of $20,000,000 per draw, or the remaining commitments available. After the Availability Period, the undrawn portion was no longer available. If the committed amount was not fully drawn within 60 days of closing, the Company was required to pay a fee to the lenders, calculated as 0.25% per annum on the average daily amount of the undrawn portion, payable quarterly in arrears, until the earlier of (i) the date when the commitments have been funded in full, or (ii) August 17, 2022. The 2028 Term Loan Agreement may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with the Company’s Revolving Credit Agreement and 2024 Term Loan Agreement. The Company refers to the 2028 Term Loan Agreement, the Revolving Credit Agreement and the 2024 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,075,000,000. At the Company’s election, loans under the Unsecured Credit Facility may be made as Base Rate Loans or Secured Overnight Financing Rate, or SOFR, Loans. The applicable margin for loans that are Base Rate Loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR Loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears.
•On July 12, 2022 and July 20, 2022, the Company drew $50,000,000 and $20,000,000, respectively, on the 2028 Term Loan Agreement, to fund two acquisitions in July 2022. See Note 15—"Subsequent Events" for additional information. As of July 20, 2022, the 2028 Term Loan Agreement commitments were fully funded.
The principal payments due on the Unsecured Credit Facility as of June 30, 2022, for the six months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2022	$—
2023	—
2024	300,000
2025	—
2026	—
Thereafter	205,000
$505,000
Note 11—Fair Value
Credit facility—The estimated fair value of the credit facility (Level 2) was approximately $474,402,000 and $492,360,000 as of June 30, 2022 and December 31, 2021, respectively, as compared to the outstanding principal of $505,000,000 and $500,000,000 as of June 30, 2022 and December 31, 2021, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.

Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$13,674	$—	$13,674
Total assets at fair value	$—	$13,674	$—	$13,674
Liabilities:
Derivative liabilities	$—	$3	$—	$3
Total liabilities at fair value	$—	$3	$—	$3

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,171	$—	$2,171
Total assets at fair value	$—	$2,171	$—	$2,171
Liabilities:
Derivative liabilities	$—	$5,618	$—	$5,618
Total liabilities at fair value	$—	$5,618	$—	$5,618
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
During the second quarter of 2021, real estate assets related to the Second Quarter 2021 Impaired Property One were determined to be impaired. The tenant of the property was experiencing financial difficulty and vacated the space in March 2021. Subsequently, during the second quarter the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property falling below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $5,957,000, resulting in an impairment charge of $2,894,000.

Additionally, during the second quarter of 2021, real estate assets related to Second Quarter 2021 Impaired Property Two were determined to be impaired. The last of the three tenants that occupied the building terminated its lease agreement and vacated the space on July 12, 2021. Subsequently, the Company received a letter of intent from a prospective buyer. The inclusion of this new potential sale scenario in the Company's step one impairment analysis resulted in the expected future cash flows from the property to fall below its current carrying value. As a result, the carrying value of the property was reduced to its estimated fair value of $22,311,000, resulting in an impairment charge of $3,608,000.
The fair value of the First Quarter 2021 Impaired Property, Second Quarter 2021 Impaired Property One and Second Quarter 2021 Impaired Property Two were determined based on a market approach model using comparable properties adjusted for differences in characteristics to estimate the fair value and classified within Level 2 of the fair value hierarchy.
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
During the second quarter of 2021, the Company recorded an aggregate amount of $431,000 of goodwill impairment related to the Second Quarter 2021 Impaired Property One and the Second Quarter 2021 Impaired Property Two. Impairment loss on goodwill represented the carrying value of each reporting unit, including goodwill, that exceeded its fair value, limited to the total amount of goodwill allocated to each reporting unit and is recorded in impairment loss on goodwill in the condensed consolidated statements of comprehensive income. Fair value of each reporting unit was determined based on a market approach model. The Company determined that its valuation using a market approach model is classified within Level 2 of the fair value hierarchy. As of June 30, 2021, the Company did not have any goodwill associated with these healthcare reporting units.
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

In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions. During the three and six months ended June 30, 2022, as the hedged forecasted transactions affected earnings, the Company reclassified approximately $357,000 and $995,000, respectively, from accumulated other comprehensive income (loss) to interest and other expense, net, related to the swap terminations, in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $6,055,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to earnings.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates (2), (3)	Maturity Dates (2)	June 30, 2022			December 31, 2021
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	04/27/2023 to 01/31/2028	$485,000	$13,674	$(3)	$400,000	$2,171	$(5,618)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
(2)    On April 8, 2022, the Company entered into three interest rate swap agreements with an aggregate notional amount of $150,000,000, that have an effective date of May 1, 2023, to replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023.
(3)    In May 2022, the Company entered into bilateral agreements with its swap counterparties to transition all of its interest rate swap agreements to SOFR. As of June 30, 2022, all of the Company's interest rate swap agreements were indexed to SOFR.
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

The table below summarizes the amount of income and losses recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Amount of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2022
Interest rate swaps - continuing operations	$3,973	Interest and other expense, net	$(1,284)	$4,329
Total	$3,973		$(1,284)
Three Months Ended June 30, 2021
Interest rate swaps - continuing operations	$(572)	Interest and other expense, net	$(1,836)	$9,534
Interest rate swaps - discontinued operations	(47)	Income from discontinued operations	(558)	16,305
Total	$(619)		$(2,394)
Six Months Ended June 30, 2022
Interest rate swaps - continuing operations	$14,821	Interest and other expense, net	$(3,291)	$12,444
Total	$14,821		$(3,291)
Six Months Ended June 30, 2021
Interest rate swaps - continuing operations	$2,808	Interest and other expense, net	$(3,691)	$18,298
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,105)	24,253
Total	$2,771		$(4,796)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2022, the fair value of derivatives in a net liability position was $16,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of June 30, 2022, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2022 and December 31, 2021 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2022	$13,674	$—	$13,674	$—	$—	$13,674
December 31, 2021	$2,171	$—	$2,171	$(1,023)	$—	$1,148

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2022	$3	$—	$3	$—	$—	$3
December 31, 2021	$5,618	$—	$5,618	$(1,023)	$—	$4,595
The Company reports derivative assets and liabilities in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
Note 13—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 and 2021 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	14,821
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income	3,291
Other comprehensive income	18,112
Balance as of June 30, 2022	$13,265

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	2,771
Amount of loss reclassified from accumulated other comprehensive loss to net income	4,796
Other comprehensive income	7,567
Balance as of June 30, 2021	$(12,877)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Loss Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2022	2021
Interest rate swap contracts - continuing operations	$3,291	$3,691	Interest and other expense, net
Interest rate swap contracts - discontinued operations	—	1,105	Income from discontinued operations
Interest rate swap contracts	$3,291	$4,796
Note 14—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2022, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Contingent Consideration
During the fourth quarter of 2020, the Company acquired a development property subject to an earnout provision, obligating the Company to pay additional consideration to the developer contingent upon the future leasing and occupancy of vacant space at the property. The developer will have 18 months from completion of the development property to earn the additional consideration. During the 18-month earnout agreement, the developer will be responsible for the pro-rata share of operating expenses associated with the unoccupied space. As of June 30, 2022, the Company recorded a contingent consideration accrual related to the earnout provision in the amount of $1,160,000, which is reported in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets. The Company used a probability-weighted future cash flows approach to estimate contingent consideration. Changes in assumptions could have an impact on the payout of contingent consideration with a maximum payout of $1,701,000 in cash and a minimum payout of $742,000. During the three months ended June 30, 2022, the contingent consideration accrual decreased by $373,000, due to the developer completing the buildout and the tenant taking occupancy of a unit at the property. The amount accrued was capitalized to building and improvements in the accompanying condensed consolidated balance sheets, as the original purchase was accounted for as an asset acquisition.
Note 15—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on July 8, 2022, for the period from June 1, 2022 through June 30, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
July 8, 2022	Class A	$4,352	$1,201	$5,553
July 8, 2022	Class I	321	224	545
July 8, 2022	Class T	711	626	1,337
		$5,384	$2,051	$7,435

The following table summarizes the Company's distributions paid to stockholders on August 4, 2022, for the period from July 1, 2022 through July 31, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
August 4, 2022	Class A	$4,497	$1,248	$5,745
August 4, 2022	Class I	333	232	565
August 4, 2022	Class T	736	647	1,383
		$5,566	$2,127	$7,693
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to June 30, 2022:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
July 22, 2022	Class A	$0.00109589	$0.40
July 22, 2022	Class I	$0.00109589	$0.40
July 22, 2022	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
August 4, 2022	Class A	$0.00109589	$0.40
August 4, 2022	Class I	$0.00109589	$0.40
August 4, 2022	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on August 1, 2022 and ending on August 31, 2022. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in August 2022 will be paid in September 2022. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on September 1, 2022 and ending on September 30, 2022. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in September 2022 will be paid in October 2022. The distributions will be payable to stockholders from legally available funds therefor.
Subsequent Acquisitions
The following table summarizes the property acquired subsequent to June 30, 2022 and through August 9, 2022:

Property	Date Acquired	Contract Purchase Price (2)	Ownership
Tampa Healthcare Facility II (1)	07/20/2022	$51,181,000	100%
Escondido Healthcare Facility (1)	07/21/2022	$63,400,000	100%

(1)The property is leased to a single tenant.
(2)The Company drew $105,000,000 on the Unsecured Credit Facility to fund the acquisitions.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, term loan requirements, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We were formed on January 11, 2013, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate properties, with a focus on data centers and healthcare properties, generally with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
On July 28, 2020, we and our Operating Partnership entered into a Membership Interest Purchase Agreement to provide for the internalization of the external management functions previously performed for us and our Operating Partnership by our former advisor and its affiliates, or the Internalization Transaction.
During the three months ended June 30, 2021, our board of directors, or the Board made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a Purchase and Sale Agreement, or the PSA for the sale of up to 29 data center properties owned by us. See Note 4—"Held for Sale and Discontinued Operations" within this Quarterly Report on Form 10-Q for further discussion. The Board's determination to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. On July 22, 2021, we completed the sale of all 29 of our data center properties, or the Data Center Sale, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. As of December 31, 2021, we had no assets or liabilities related to the data center properties. The operations of the data center properties have been classified as income from discontinued

operations on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021.
As of June 30, 2022, we owned 130 real estate healthcare properties and two undeveloped land parcels in two µSAs and 55 MSAs.
On July 20, 2021, the Board, at the recommendation of our audit committee, approved the estimated per share net asset value, or Estimated Per Share NAV, calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the Estimated Per Share NAV is $8.20. We intend to publish an updated Estimated Per Share NAV on an annual basis.
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
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of June 30, 2022, we had accepted investors’ subscriptions for and issued approximately 155,980,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,507,542,000, before share repurchases of approximately $131,090,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,627,000.
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

Segment Reporting
See Note 2—"Summary of Significant Accounting Policies" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information about our healthcare reporting segment. We report our financial performance based on one reporting segment—commercial real estate investments in healthcare. As of June 30, 2022 and December 31, 2021, 100% of our consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. Our chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
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
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. As of June 30, 2022, our operating healthcare real estate properties were 99.4% leased.
Results of Operations
The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of June 30, 2022 and 2021:

	June 30,
	2022	2021
Number of operating real estate properties (1)	130	124
Leased square feet	5,359,000	5,095,000
Weighted average percentage of rentable square feet leased	99.4%	96.2%

(1)As of June 30, 2022, we owned 130 operating healthcare real estate properties and two undeveloped land parcels. As of June 30, 2021, we owned 125 healthcare real estate properties, one of which was under construction.
The following table summarizes our healthcare real estate activity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Operating real estate properties acquired	4	1	5		1
Operating real estate properties disposed	—	—	—	(2)	—
Operating real estate properties placed into service	—	—	1		1
Aggregate purchase price of operating real estate properties acquired (1)	$22,896,000	$25,048,000	$42,450,000		$25,048,000
Aggregate cost of operating real estate properties placed into service	$—	$—	$15,713,000		$22,140,000
Net book value of operating real estate properties disposed	$—	$—	$—	(2)	$—
Leased square feet of operating real estate property additions	54,000	54,000	140,000		115,000
Leased square feet of operating real estate property dispositions	—	—	—	(2)	—

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.

(2)As of December 31, 2021, one land parcel that formerly contained a healthcare property, or the 2021 Land Held for Sale, had a net book value of $22,241,000. On August 30, 2021, we entered into a purchase and sale agreement for the sale of the property. The purchase and sale agreement required that the structures located on the property be demolished prior to the sale. The structures located on the property were demolished and it consisted solely of land as of December 31, 2021. The land attributable to the property was sold on February 10, 2022.
This section describes and compares our results of operations for the three and six months ended June 30, 2022 and 2021. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties or land classified as held for sale.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table represents the breakdown of total rental revenue for the three months ended June 30, 2022 compared to the comparable periods in 2021 (amounts in thousands).

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Same store rental revenue	$40,207	$40,235	$(28)	(0.1)%
Same store tenant reimbursements	2,380	2,426	(46)	(1.9)%
Non-same store rental revenue	2,076	929	1,147	123.5%
Non-same store tenant reimbursements	254	155	99	63.9%
Other operating income	1	2	(1)	(50.0)%
Total rental revenue	$44,918	$43,747	$1,171	2.7%
•Non-same store rental and tenant reimbursement revenue increased due to the acquisition of nine operating properties and the placement of one development property in service since April 1, 2021, partially offset by a decrease in non-same store rental and tenant reimbursement revenue due to the sale of three operating properties since April 1, 2021.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Same store rental expenses	$2,748	$2,799	$(51)	(1.8)%
Non-same store rental expenses	262	476	(214)	(45.0)%
General and administrative expenses	7,744	6,639	1,105	16.6%
Depreciation and amortization	17,814	17,615	199	1.1%
Impairment loss on real estate	—	6,502	(6,502)	(100.0)%
Impairment loss on goodwill	—	431	(431)	(100.0)%
Total expenses	$28,568	$34,462	$(5,894)	(17.1)%
•Non-same store rental expenses decreased due to the sale of three operating properties since April 1, 2021, partially offset by the acquisition of nine operating properties and the placement of one development property in service since April 1, 2021.
•General and administrative expenses increased primarily due to a severance payment to our former chief accounting officer and an increase in stock-based compensation, partially offset by a decrease in corporate legal and transfer agent expenses.
•Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $6,502,000 and $431,000, respectively, related to two healthcare properties, or the Second Quarter 2021 Impaired Properties, during the three months ended June 30, 2021. There were no impairments recorded during the three months ended June 30, 2022.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$1,836	$(1,836)	(100.0)%
Interest on credit facility	4,078	7,250	(3,172)	(43.8)%
Other expense	251	448	(197)	(44.0)%
Total interest and other expense, net	$4,329	$9,534	$(5,205)	(54.6)%
Income from discontinued operations	$—	$16,305	$(16,305)	(100.0)%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
•Interest on credit facility decreased due to a decrease in the outstanding principal balance on our credit facility due to the pay-down in connection with the Data Center Sale and lower interest rates as a result of entering into the Unsecured Credit Facility (as defined below).
•There was no income from discontinued operations during the three months ended June 30, 2022, due to the Data Center Sale in July 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table represents the breakdown of total rental revenue for the six months ended June 30, 2022 compared to the comparable periods in 2021 (amounts in thousands).

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Same store rental revenue	$79,236	$79,235	$1	—%
Same store tenant reimbursements	4,612	4,385	227	5.2%
Non-same store rental revenue	4,795	1,961	2,834	144.5%
Non-same store tenant reimbursements	555	586	(31)	(5.3)%
Other operating income	2	2	—	—%
Total rental revenue	$89,200	$86,169	$3,031	3.5%
•Non-same store rental revenue increased due to the acquisition of nine operating properties and the placement of two development properties in service since January 1, 2021, partially offset by a decrease in non-same store rental revenue due to the sale of three operating properties since January 1, 2021.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Same store rental expenses	$5,292	$5,180	$112	2.2%
Non-same store rental expenses	743	1,309	(566)	(43.2)%
General and administrative expenses	14,600	13,262	1,338	10.1%
Depreciation and amortization	35,802	35,839	(37)	(0.1)%
Impairment loss on real estate	7,109	16,925	(9,816)	(58.0)%
Impairment loss on goodwill	278	671	(393)	(58.6)%
Total expenses	$63,824	$73,186	$(9,362)	(12.8)%
Gain on real estate dispositions	$460	$—	$460	100.0%
•Non-same store rental expenses decreased due to the sale of three operating properties since January 1, 2021, partially offset by the acquisition of nine operating properties and the placement of two development properties in service since January 1, 2021.

•General and administrative expenses increased primarily due to a severance payment to our former chief accounting officer and an increase in stock-based compensation, partially offset by a decrease in corporate legal and transfer agent expenses.
•Depreciation and amortization decreased primarily due to an impairment of one in-place lease intangible asset during the six months ended June 30, 2021, or the First Quarter 2021 Impaired In-Place Lease, in the amount of approximately $1,120,000, by accelerating the amortization of the acquired intangible asset related to one of our healthcare tenants that was experiencing financial difficulties and vacated the property in March 2021. During the six months ended June 30, 2022, we recognized an impairment of one in-place lease intangible asset, or the First Quarter 2022 Impaired In-Place Lease, in the amount of approximately $380,000, by accelerating the amortization of the acquired intangible asset related to a tenant of the First Quarter 2022 Impaired Property (as defined below).
•Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $7,109,000 and $278,000, respectively, related to one healthcare property, or the First Quarter 2022 Impaired Property, during the three months ended March 31, 2022. Impairment loss on real estate and impairment loss on goodwill were recorded in the amounts of $16,925,000 and $671,000, respectively, related to one healthcare property, or the First Quarter 2021 Impaired Property, during the three months ended March 31, 2021 and the Second Quarter 2021 Impaired Properties.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$3,655	$(3,655)	(100.0)%
Interest on credit facility	8,418	14,454	(6,036)	(41.8)%
Other expense	4,026	189	3,837	2,030.2%
Total interest and other expense, net	$12,444	$18,298	$(5,854)	(32.0)%
Income from discontinued operations	$—	$24,253	$(24,253)	(100.0)%
•Interest on notes payable decreased due to the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
•Interest on credit facility decreased due to a decrease in the outstanding principal balance on our credit facility due to the pay-down in connection with the Data Center Sale and lower interest rates as a result of entering into the Unsecured Credit Facility (as defined below).
•Other expense increased primarily due to loss on debt extinguishment related to the repayment of our prior credit facility and consisted of loan costs of $4,000 and accelerated unamortized debt issuance costs of $3,363,000.
•There was no income from discontinued operations during the six months ended June 30, 2022, due to the Data Center Sale in July 2021.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and share repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, we expect our principal demands for funds will be for costs to acquire additional real estate properties, interest and principal payments on our credit facility, long-term capital investment demands for our real estate properties and our distributions necessary to maintain our REIT status.
We currently expect to meet our long-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility and potential other borrowings.
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to less-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal on outstanding debt and distributions to our stockholders.
Material Cash Requirements
We expect to require approximately $23,755,000 in cash over the next twelve months, of which $14,900,000 will be required for the payment of estimated interest on our outstanding debt, $742,000 related to contingent consideration from Note 14—"Commitments and Contingencies" that resulted from an earn-out arrangement, $1,988,000 related to our various lease obligations and approximately $6,125,000 will be required to fund capital improvement expenditures on our healthcare properties. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of June 30, 2022, we had approximately $23,077,000 in cash and cash equivalents. For the six months ended June 30, 2022, we paid capital expenditures of $6,477,000 that primarily related to the completion of one development property, which was placed into service, and re-developing another operating real estate property.
As of June 30, 2022, we had material obligations beyond 12 months in the amount of approximately $642,156,000, inclusive of $546,601,000 related to principal and estimated interest on our outstanding debt, $12,648,000 related to capital improvement expenditures on our healthcare properties, $418,000 related to contingent consideration from Note 14—"Commitments and Contingencies" that resulted from an earn-out arrangement and $82,489,000 related to our various lease obligations.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2022, we had $505,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of June 30, 2022, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility (as defined below).
As of June 30, 2022, the aggregate notional amount under our derivative instruments was $485,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment. As of June 30, 2022, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of June 30, 2022, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into on February 15, 2022, to replace our prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit.

As of June 30, 2022, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2024 Term Loan Agreement was entered into simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, to replace our prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement.
As of June 30, 2022, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, of which $205,000,000 was drawn at closing to pay down our Revolving Credit Agreement in its entirety. The remainder of the commitments were available for three months following the closing date, or the Availability Period, and were available in no more than three subsequent draws with a minimum of $20,000,000 per draw, or the remaining commitments available. After the Availability Period, the undrawn portion was no longer available. If the committed amount was not fully drawn within 60 days of closing, we were required to pay a fee to the lenders, calculated as 0.25% per annum on the average daily amount of the undrawn portion, payable quarterly in arrears, until the earlier of (i) the date when the commitments have been funded in full, or (ii) August 17, 2022. The 2028 Term Loan Agreement may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. On July 12, 2022 and July 20, 2022, we drew $50,000,000 and $20,000,000, respectively, on the 2028 Term Loan Agreement. As of July 20, 2022, the 2028 Term Loan Agreement commitments were fully funded.
We refer to the 2028 Term Loan Agreement, the Revolving Credit Agreement and the 2024 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,075,000,000, as of June 30, 2022. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for the acquisition of real estate investments, tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, capital expenditures with respect to real estate, and general corporate and working capital purposes.
During the six months ended June 30, 2022, we drew $35,000,000 on the Revolving Credit Agreement related to five property acquisitions, or the 2022 Acquisitions, we repaid $30,000,000 on the Revolving Credit Agreement, primarily with proceeds from one property disposition, or the 2022 Disposition, and repaid $205,000,000 on the Revolving Credit Agreement in its entirety with the proceeds drawn at closing of the 2028 Term Loan Agreement.
As of June 30, 2022, we had a total pool availability under our Unsecured Credit Facility of $1,075,000,000 and an aggregate outstanding principal balance of $505,000,000; therefore, $570,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all financial covenant requirements as of June 30, 2022.
Cash Flows
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
(in thousands)	2022	2021	Change	% Change
Net cash provided by operating activities	$56,753	$81,119	$(24,366)	(30.0)%
Net cash used in investing activities	$(27,249)	$(46,791)	$19,542	(41.8)%
Net cash used in financing activities	$(39,140)	$(31,690)	$(7,450)	23.5%
Operating Activities
•Net cash provided by operating activities decreased primarily due to the Company owning a smaller portfolio of properties subsequent to the Data Center Sale on July 22, 2021, partially offset by an increase in rental revenues resulting from the acquisition of nine operating properties and placement of two development properties in service since January 1, 2021 and a decrease in interest paid as a result of entering into the Unsecured Credit Facility and the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
Investing Activities
•Net cash used in investing activities decreased due to the proceeds from the 2022 Disposition, no consideration paid in 2022 for the Internalization Transaction and a decrease in capital expenditures, partially offset by the 2022 Acquisitions.

Financing Activities
•Net cash used in financing activities increased primarily due to an increase in payments of deferred financing costs as a result of entering into the 2024 Term Loan Agreement and Revolving Credit Agreement on February 15, 2022 and the 2028 Term Loan Agreement on May 17, 2022, and an increase in repurchases of our common stock under our share repurchase program, partially offset by a decrease in distributions to our common stockholders, a decrease in proceeds from our credit facility, a decrease in payment of offering costs on issuance of common stock and a decrease in payments on notes payable due to the pay-off of all our notes payable on July 22, 2021.
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
The following table shows the sources of distributions paid during the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30,
	2022		2021
Distributions paid in cash - common stockholders	$32,401		$38,955
Distributions reinvested (shares issued)	12,290		14,833
Total distributions	$44,691		$53,788
Source of distributions:
Cash flows provided by operations (1)	$32,401	73%	$38,955	72%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	12,290	27%	14,833	28%
Total sources	$44,691	100%	$53,788	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of June 30, 2022, were approximately $7,435,000 for common stockholders. These distributions were paid on July 8, 2022.
For the six months ended June 30, 2022, we declared and paid distributions of approximately $44,691,000 to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the six months ended June 30, 2022, of approximately $55,795,000 and $58,293,000, respectively.
For a discussion of distributions paid subsequent to June 30, 2022, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advance of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, and changes in tax, real estate, environmental and zoning laws, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges through the eventual sale of the property.
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: amortization of above- and below-market leases, along with the amortization of operating leases and the finance lease, resulting from above-and below-market leases, straight-line rent adjustments, discount amortization related to the deferred liability in connection with the Internalization Transaction, impairment loss on goodwill, (gain) loss on extinguishment of debt, amortization of deferred financing costs and stock-based compensation. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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
FFO and AFFO, as described above, should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be considered as a more relevant measure of operating performance and considered more prominent than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.
Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$12,021	$16,056	$13,392	$18,938
Adjustments:
Depreciation and amortization (1)	17,788	21,592	35,754	47,554
Gain on real estate disposition from continuing operations	—	—	(460)	—
Impairment loss on real estate	—	6,502	7,109	16,925
FFO attributable to common stockholders	$29,809	$44,150	$55,795	$83,417
Adjustments:
Amortization of intangible assets and liabilities (2)	121	(639)	240	(1,252)
Amortization of operating leases and finance lease	272	216	526	485
Straight-line rent adjustments (3)	(2,431)	(4,452)	(4,941)	(9,078)
Amortization of discount of deferred liability	—	55	—	109
Impairment loss on goodwill (4)	—	431	278	671
Loss on extinguishment of debt	—	—	3,367	—
Amortization of deferred financing costs	364	1,011	854	2,007
Stock-based compensation	1,278	563	2,174	1,119
AFFO attributable to common stockholders	$29,413	$41,335	$58,293	$77,478

(1)During the six months ended June 30, 2022 and 2021, we accelerated the amortization of certain in-place lease intangible assets in the amounts of approximately $380,000 and $1,120,000, respectively.
(2)Represents the amortization of above-and below-market leases.
(3)Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is different than the underlying contractual terms. By adjusting for the change in straight-line rent receivable, AFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, which aligns with our analysis of operating performance.
(4)During the six months ended June 30, 2022, we wrote off goodwill related to one reporting unit in the amount of approximately $278,000. During the three months ended June 30, 2021, we wrote off goodwill related to two reporting units in the amount of approximately $431,000 and during the six months ended June 30, 2021, we wrote off goodwill related to three reporting units in the amount of approximately $671,000. The goodwill was originally recognized as a part of the Internalization Transaction on September 30, 2020. We believe that adjusting for such non-recurring items provides useful supplemental information because such adjustments may not be reflective of ongoing operations and aligns with our analysis of operating performance.
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
In July 2017, the Financial Conduct Authority, or FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. Subsequently, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. Effective February 15, 2022, we have no LIBOR-rate debt. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election. On May 2, 2022, we entered into bilateral agreements with our swap counterparties to transition all of our swap agreements to SOFR. As of June 30, 2022, all of our interest rate swap agreements were indexed to SOFR.
As of June 30, 2022, we had 12 interest rate swap agreements outstanding, which mature on various dates from April 2023 to January 2028, with an aggregate notional amount under the swap agreements of $485,000,000. Of the 12 interest rate swap agreements outstanding, three interest rate swap agreements with an aggregate notional amount of $150,000,000 have an effective date of May 1, 2023, and will replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023. As of June 30, 2022, the aggregate settlement asset value was $13,454,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $22,029,000. These interest rate swap agreements were designated as hedging instruments.
On April 8, 2022, we entered into two interest rate swap agreements, which have an effective date of May 2, 2022 and an aggregate notional amount of $85,000,000.
As of June 30, 2022, of the $505,000,000 total principal debt outstanding, $20,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 2.4% per annum. As of June 30, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $100,000 per year.
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

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
The following table summarizes our principal debt outstanding related to our credit facility as of June 30, 2022 (amounts in thousands):

June 30, 2022
Variable rate term loans fixed through interest rate swaps	485,000
Variable rate term loans	20,000
Total principal debt outstanding (1)	$505,000

(1)As of June 30, 2022, the weighted average interest rate on our total debt outstanding was 2.9%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 18, 2022, the Board appointed Z. Jamie Behar and Verett Mims as directors, effective June 1, 2022. On June 1, 2022, we granted Ms. Behar and Ms. Mims each approximately 702 restricted shares of Class A common stock that vests over a one-year period from the date of grant. The awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and award agreements.
On June 16, 2022, our former chief accounting officer was issued approximately 5,387 shares of Class A common stock in connection with the pro-rated and immediate vesting of his performance-based equity incentive awards, consistent with our Severance Plan.
During the three months ended June 30, 2022, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 2022	182,237	$8.20	—	$—
May 2022	—	$—	—	$—
June 2022	34,797	$8.20	—	$—
Total	217,034		—
During the three months ended June 30, 2022, we repurchased approximately $1,779,000 of Class A shares, Class I shares and Class T shares of common stock.
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

10.1
Term Loan Agreement, dated as of May 17, 2022, by and among Sila Realty Trust, Inc., as Borrower, the lenders from time to time as party to the Term Loan Agreement, Truist Bank, as Administrative Agent, and Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC as Joint Lead Arrangers and Joint Book Runners (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 18, 2022, and incorporated herein by reference).

10.2
Guaranty Agreement, dated as of May 17, 2022, by and among Sila Realty Operating Partnership, LP, Sila Operating Partnership, LP, and Sila REIT, LLC, each a Required Guarantor, and collectively, the Required Guarantors, and each of the subsidiaries of Sila Realty Trust, Inc., as Borrower, that are signatories to the agreement and each additional guarantor that may become a party to the Guaranty Agreement, individually and collectively, jointly and severally, the Guarantors, to and for the benefit of Truist Bank, as Administrative Agent, for itself and the lenders listed in the Guaranty Agreement Runners (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on May 18, 2022, and incorporated herein by reference).

10.3
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.4
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Mary (“Kay”) C. Neely (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: August 9, 2022	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)