Form 10-Q
period 2022-09-30
Sila Realty Trust, Inc.
filed 2022-11-10
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 4, 2022, there were approximately 168,298,000 shares of Class A common stock, 16,717,000 shares of Class I common stock, 40,990,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Real estate:
Land	$166,037	$163,992
Buildings and improvements, less accumulated depreciation of $199,236 and $165,784, respectively	1,764,835	1,648,685
Construction in progress	—	14,628
Total real estate, net	1,930,872	1,827,305
Cash and cash equivalents	17,291	32,359
Acquired intangible assets, less accumulated amortization of $85,888 and $71,067, respectively	177,315	181,639
Goodwill	23,006	23,284
Right-of-use assets	38,580	24,033
Other assets, net	102,745	66,365
Assets held for sale	—	22,570
Total assets	$2,289,809	$2,177,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,570 and $3,226, respectively	597,430	496,774
Accounts payable and other liabilities	28,579	39,597
Acquired intangible liabilities, less accumulated amortization of $5,550 and $4,444, respectively	12,319	12,962
Lease liabilities	41,640	26,394
Liabilities held for sale	—	698
Total liabilities	679,968	576,425
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 240,666,572 and 238,226,119 shares issued, respectively; 225,833,531 and 224,179,939 shares outstanding, respectively	2,258	2,242
Additional paid-in capital	2,019,564	2,004,404
Distributions in excess of accumulated earnings	(441,591)	(400,669)
Accumulated other comprehensive income (loss)	29,610	(4,847)
Total stockholders’ equity	1,609,841	1,601,130
Total liabilities and stockholders’ equity	$2,289,809	$2,177,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Rental revenue	$46,881	$43,063	$136,081	$129,232
Expenses:
Rental expenses	3,232	3,024	9,267	9,513
General and administrative expenses	6,118	6,348	20,718	19,610
Depreciation and amortization	18,641	17,259	54,443	53,098
Impairment losses	—	10,241	7,387	27,837
Total expenses	27,991	36,872	91,815	110,058
Gain on real estate disposition	—	—	460	—
Interest and other expense, net	5,498	11,737	17,942	30,035
Income (loss) from continuing operations	13,392	(5,546)	26,784	(10,861)
Income from discontinued operations	—	377,191	—	401,444
Net income attributable to common stockholders	$13,392	$371,645	$26,784	$390,583
Other comprehensive income - unrealized gain on interest rate swaps, net	16,345	2,241	34,457	9,808
Comprehensive income attributable to common stockholders	$29,737	$373,886	$61,241	$400,391
Weighted average number of common shares outstanding:
Basic	225,638,485	223,661,774	225,052,921	223,079,613
Diluted	226,957,015	223,661,774	226,399,118	223,079,613
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$0.06	$(0.03)	$0.12	$(0.05)
Discontinued operations	—	1.69	—	1.80
Net income attributable to common stockholders	$0.06	$1.66	$0.12	$1.75
Diluted:
Continuing operations	$0.06	$(0.03)	$0.12	$(0.05)
Discontinued operations	—	1.69	—	1.80
Net income attributable to common stockholders	$0.06	$1.66	$0.12	$1.75
Distributions declared per common share	$0.10	$1.86	$0.30	$2.11
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2022	225,240,223	$2,252	$2,014,252	$(432,101)	$13,265	$1,597,668
Issuance of common stock under the distribution reinvestment plan	767,755	8	6,296	—	—	6,304
Vesting of restricted stock	50,689	—	—	—	—	—
Stock-based compensation	—	—	860	—	—	860
Repurchase of common stock	(225,136)	(2)	(1,844)	—	—	(1,846)
Distributions to common stockholders	—	—	—	(22,882)	—	(22,882)
Other comprehensive income	—	—	—	—	16,345	16,345
Net income	—	—	—	13,392	—	13,392
Balance, September 30, 2022	225,833,531	$2,258	$2,019,564	$(441,591)	$29,610	$1,609,841

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	2,265,628	23	18,571	—	—	18,594
Vesting of restricted stock	174,825	—	—	—	—	—
Stock-based compensation	—	1	3,033	—	—	3,034
Repurchase of common stock	(786,861)	(8)	(6,444)	—	—	(6,452)
Distributions to common stockholders	—	—	—	(67,706)	—	(67,706)
Other comprehensive income	—	—	—	—	34,457	34,457
Net income	—	—	—	26,784	—	26,784
Balance, September 30, 2022	225,833,531	$2,258	$2,019,564	$(441,591)	$29,610	$1,609,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2021	223,285,587	2,233	1,995,298	(345,941)	(12,877)	1,638,713
Issuance of common stock under the distribution reinvestment plan	826,280	8	6,909	—	—	6,917
Vesting of restricted stock	18,075	—	—	—	—	—
Stock-based compensation	—	—	637	—	—	637
Distribution and servicing fees	—	—	573	—	—	573
Repurchase of common stock	(303,247)	(3)	(2,483)	—	—	(2,486)
Distributions to common stockholders	—	—	—	(416,636)	—	(416,636)
Other comprehensive income	—	—	—	—	2,241	2,241
Net income	—	—	—	371,645	—	371,645
Balance, September 30, 2021	223,826,695	$2,238	$2,000,934	$(390,932)	$(10,636)	$1,601,604

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	2,532,368	25	21,725	—	—	21,750
Vesting of restricted stock	21,386	—	—	—	—	—
Stock-based compensation	—	—	1,756	—	—	1,756
Distribution and servicing fees	—	—	649	—	—	649
Repurchase of common stock	(772,581)	(7)	(6,557)	—	—	(6,564)
Distributions to common stockholders	—	—	—	(470,251)	—	(470,251)
Other comprehensive income	—	—	—	—	9,808	9,808
Net income	—	—	—	390,583	—	390,583
Balance, September 30, 2021	223,826,695	$2,238	$2,000,934	$(390,932)	$(10,636)	$1,601,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to common stockholders	$26,784	$390,583
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	54,443	64,857
Amortization of deferred financing costs	1,267	2,761
Amortization of above- and below-market leases	362	(1,239)
Other amortization expenses	1,989	2,159
Gain on real estate disposition from continuing operations	(460)	—
Gain on real estate dispositions of discontinued operations	—	(395,801)
Loss on extinguishment of debt	3,367	28,751
Impairment losses	7,387	27,837
Straight-line rent adjustments	(7,530)	(12,492)
Stock-based compensation	3,034	1,756
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(2,770)	(7,172)
Other assets	1,158	2,816
Net cash provided by operating activities	89,031	104,816
Cash flows from investing activities:
Investment in real estate	(157,194)	(25,048)
Consideration paid for the internalization transaction	—	(15,000)
Proceeds from real estate disposition	22,822	1,295,367
Capital expenditures	(7,577)	(20,323)
Change in deposits and other costs for investments in real estate	—	(400)
Collection of notes receivable	—	28,500
Net cash (used in) provided by investing activities	(141,949)	1,263,096
Cash flows from financing activities:
Payments on notes payable	—	(453,422)
Proceeds from credit facility	845,000	15,000
Payments on credit facility	(745,000)	(433,000)
Payments for extinguishment of debt	(4)	(29,244)
Payments of deferred financing costs	(6,936)	(436)
Repurchase of common stock	(6,452)	(6,564)
Offering costs on issuance of common stock	(193)	(1,807)
Distributions to common stockholders	(48,920)	(450,143)
Net cash provided by (used in) financing activities	37,495	(1,359,616)
Net change in cash, cash equivalents and restricted cash	(15,423)	8,296
Cash, cash equivalents and restricted cash - Beginning of period	32,880	67,909
Cash, cash equivalents and restricted cash - End of period	$17,457	$76,205
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $48 and $296, respectively	$12,451	$34,142
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$18,594	$21,750
Change in accrued distributions to common stockholders	$192	$(1,642)
Change in accounts payable and other liabilities related to capital expenditures	$(3,295)	$605
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,305	$625
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, for federal income tax purposes. The Company invests in high-quality healthcare properties leased to long-term tenants. The Company is primarily focused on investing in and managing strategic healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which, the Company believes, typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments in healthcare properties, which may include equity or debt interests in other real estate entities.
Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership and directly, and through its wholly-owned subsidiaries, owns 100% of the Operating Partnership.
The Company formerly invested in data center properties and during the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center properties. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations for the periods presented. As of December 31, 2021, the Company had no assets or liabilities related to the data center segment. The operations of the data center segment have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021.
On July 22, 2021, the Company completed the sale of its data center segment, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in an aggregate amount of approximately $392,685,000.
Except as the context otherwise requires, the “Company” refers to Sila Realty Trust, Inc., the Operating Partnership and their wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and their wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

Restricted Cash
Restricted cash consists of cash held in escrow accounts for tenant and capital improvements in accordance with the respective tenants' lease agreement. Restricted cash is reported in other assets, net, in the accompanying condensed consolidated balance sheets.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning of period:
Cash and cash equivalents	$32,359	$53,174
Restricted cash	521	14,735
Cash, cash equivalents and restricted cash	$32,880	$67,909

End of period:
Cash and cash equivalents	$17,291	$75,363
Restricted cash	166	842
Cash, cash equivalents and restricted cash	$17,457	$76,205
Reclassifications
Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.
Note 3—Real Estate Investments
2022 Real Estate Property Acquisitions
During the nine months ended September 30, 2022, the Company purchased seven real estate properties in five separate transactions, or the 2022 Acquisitions, which were each determined to be asset acquisitions. The Company allocated the purchase price of the 2022 Acquisitions to tangible assets, consisting of land, building and improvements, tenant improvements, and acquired intangible assets and liabilities, consisting of in-place and above and below market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2022 Acquisitions during the nine months ended September 30, 2022:

Property Description	Date Acquired	Ownership Percentage	Purchase Price (amount in thousands)
Yukon Healthcare Facility	03/10/2022	100%	$19,554
Pleasant Hills Healthcare Facility	05/12/2022	100%	14,303
Prosser Healthcare Facilities (1)	05/20/2022	100%	8,593
Tampa Healthcare Facility II	07/20/2022	100%	51,259
Escondido Healthcare Facility	07/21/2022	100%	63,485
Total			$157,194

(1)     The Prosser Healthcare Facilities consist of three healthcare properties.

The following table summarizes the Company's purchase price allocation of the 2022 Acquisitions during the nine months ended September 30, 2022 (amounts in thousands):

Total
Land	$2,646
Building and improvements	136,938
Tenant improvements	4,840
In-place leases	12,779
Above-market leases	454
Total assets acquired	157,657
Below-market leases	(463)
Net assets acquired	$157,194
Acquisition costs associated with transactions determined to be asset acquisitions are capitalized. The Company capitalized acquisition costs of approximately $617,000 related to the 2022 Acquisitions, which are included in the Company's allocation of the real estate acquisitions presented above.
2022 Real Estate Property Disposition
On February 10, 2022, the Company sold one land parcel that formerly contained a healthcare property, or the 2022 Disposition, for an aggregate sale price of $24,000,000 and generated net proceeds of $22,701,000. For the nine months ended September 30, 2022, the Company recognized an aggregate gain on sale of $460,000, which is presented in gain on real estate disposition in the condensed consolidated statements of comprehensive income.
Concentration of Credit Risk and Significant Leases
As of September 30, 2022, the Company had one exposure to geographic concentration that accounted for greater than 10.0% of rental revenue for the nine months ended September 30, 2022. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas metropolitan statistical area accounted for 10.9% of rental revenue for the nine months ended September 30, 2022.
As of September 30, 2022, the Company had one exposure to tenant concentration that accounted for greater than 10.0% of rental revenue for the nine months ended September 30, 2022. The leases with tenants at healthcare properties under common control of Post Acute Medical, LLC and its affiliates accounted for 14.2% of rental revenue for the nine months ended September 30, 2022.
Impairments of Real Estate, Goodwill, Acquired Intangible Assets and Acquired Intangible Liabilities
During the nine months ended September 30, 2022, the Company recorded an impairment loss on real estate, including goodwill, in the aggregate amount of $7,387,000 related to a healthcare property. The fair value of this property was determined based on a market approach model using a signed purchase and sale agreement to estimate the fair value and classified within Level 2 of the fair value hierarchy. In addition, during the nine months ended September 30, 2022, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $380,000 related to a tenant in this property. During the three months ended September 30, 2022, the Company did not have impairment of real estate, goodwill, acquired intangible assets or acquired intangible liabilities.
During the three months ended September 30, 2021, the Company recorded an impairment loss on real estate in the amount of $10,241,000 related to one healthcare property for which the carrying value exceeded the estimated fair value.
During the three months ended September 30, 2021, the Company did not have impairment of goodwill, acquired intangible assets or acquired intangible liabilities.
During the nine months ended September 30, 2021, the Company recorded impairment losses on real estate, including goodwill, in the aggregate amount of $27,837,000 related to one healthcare property held for use, one healthcare property classified as held for sale and one land parcel that formerly contained a healthcare property classified as held for sale, for which the carrying values exceeded the estimated fair values less costs to sell. The fair value of the properties with impairment charges during the three and nine months September 30, 2021, were determined based on a market approach model using comparable properties adjusted for differences in characteristics to estimate the fair value and classified within Level 2 of the fair value hierarchy. During the nine months ended September 30, 2021, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,120,000 related to one healthcare tenant. The impaired properties for the three and nine months ended September 30, 2021 have all been subsequently sold.

During the nine months ended September 30, 2021, the Company did not have impairment of acquired intangible liabilities.
Impairment charges on real estate and goodwill are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairment of the in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Held for Sale and Discontinued Operations
On August 30, 2021, the Company entered into a purchase and sale agreement for the sale of one land parcel that formerly contained a healthcare property. The purchase and sale agreement required that the structures on the healthcare property be demolished prior to the sale. The structures on the property were demolished and the property consisted solely of land as of December 31, 2021. The Company classified the land as held for sale as of December 31, 2021. The Company sold the land held for sale on February 10, 2022.
The following table presents the major classes of the assets and liabilities held for sale as presented separately in the condensed consolidated balance sheet as of December 31, 2021 (amounts in thousands):

December 31, 2021
Assets:
Real estate:
Land	$22,241
Buildings and improvements, net	—
Total real estate, net	22,241
Other assets, net	329
Assets held for sale	$22,570
Liabilities:
Accounts payable and other liabilities	698
Liabilities held for sale	$698
The operations reflected in income from discontinued operations (which consisted solely of the Company's former data center segment) on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue:
Rental revenue	$6,180	$57,903
Lease termination revenue	75	7,075
Total revenue	6,255	64,978
Expenses:
Rental expenses	2,504	15,737
Depreciation and amortization	35	11,759
Total expenses	2,539	27,496
Interest and other expense, net (1)	25,085	31,839
Income from discontinued operations	(21,369)	5,643
Gain on real estate dispositions(2)	398,560	395,801
Net income from discontinued operations attributable to common stockholders	$377,191	$401,444

(1)    Interest expense attributable to discontinued operations for the three and nine months ended September 30, 2021 was $25,085,000 and $31,856,000, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the Data Center Sale, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment.

(2)    Represents gain on real estate dispositions related to the Data Center Sale that occurred on July 22, 2021. The Company recognized $2,759,000 in transaction costs during the second quarter of 2021, resulting in the total gain being higher during the three months ended September 30, 2021.
Capital expenditures on a cash basis for the nine months ended September 30, 2021, were $2,215,000, related to properties classified within discontinued operations.
There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the nine months ended September 30, 2021.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2022	December 31, 2021
In-place leases, net of accumulated amortization of $79,932 and $66,579, respectively (with a weighted average remaining life of 9.1 years and 9.5 years, respectively)	$164,702	$168,012
Above-market leases, net of accumulated amortization of $5,956 and $4,488, respectively (with a weighted average remaining life of 8.1 years and 8.8 years, respectively)	12,613	13,627
	$177,315	$181,639
The aggregate weighted average remaining life of the acquired intangible assets was 9.1 years and 9.5 years as of September 30, 2022 and December 31, 2021, respectively.
Amortization of acquired intangible assets was $5,839,000 and $5,507,000 for the three months ended September 30, 2022 and 2021, respectively, and $17,557,000 and $17,624,000 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2022	December 31, 2021
Below-market leases, net of accumulated amortization of $5,550 and $4,444, respectively (with a weighted average remaining life of 8.6 years and 9.3 years, respectively)	$12,319	$12,962
Amortization of below-market leases was $373,000 and $338,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,106,000 and $979,000 for the nine months ended September 30, 2022 and 2021, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2022, for the three months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2022	$42,292
2023	172,586
2024	173,961
2025	170,002
2026	163,163
Thereafter	1,096,932
Total	$1,818,936
Lessee
The Company is subject to various non-cancellable operating ground lease agreements and a finance ground lease agreement on which certain of its properties reside. In addition, the Company has non-cancellable corporate-related operating leases.
The Company's operating leases and the finance lease do not provide an implicit interest rate. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating or finance leases.
The Company's right-of-use assets classified as operating leases and finance lease are recorded in right-of-use assets on the condensed consolidated balance sheets.
As of September 30, 2022, the Company's IBRs for its operating leases were between 2.5% and 6.4%, with a weighted average IBR of 5.5%. The weighted average remaining lease term for the Company's operating leases was 37.4 years and 36.1 years as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Company's IBR for its finance lease was 5.3%. The remaining lease term for the Company's finance lease was 41.7 years and 42.4 years as of September 30, 2022 and December 31, 2021, respectively.
The future rent payments, discounted by the Company's IBRs, under non-cancellable leases in effect as of September 30, 2022, for the three months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating	Finance
Three months ending December 31, 2022	$622	$34
2023	2,539	136
2024	2,606	141
2025	2,625	143
2026	2,572	143
Thereafter	103,696	6,441
Total undiscounted rental payments	114,660	7,038
Less imputed interest	(75,671)	(4,387)
Total lease liabilities	$38,989	$2,651

The following table provides details of the Company's total lease costs for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2022	2021	2022	2021
Operating lease costs:
Ground lease costs	Rental expenses	$575	$422	$1,442	$1,266
Ground lease costs (1)	Income from discontinued operations	—	25	—	414
Corporate operating lease costs	General and administrative expenses	182	297	559	825
Finance lease costs:
Amortization of right-of-use asset	Depreciation and amortization	$5	$5	$15	$14
Interest on lease liability	Interest and other expense, net	35	35	105	102

(1)Amount relates to lease costs attributable to operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.
Note 8—Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $635 and $8,332, respectively	$3,432	$482
Leasing commissions, net of accumulated amortization of $151 and $121, respectively	792	780
Restricted cash	166	521
Tenant receivables	1,637	1,851
Straight-line rent receivable	63,255	55,725
Prepaid and other assets	3,739	4,835
Derivative assets	29,724	2,171
	$102,745	$66,365
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$5,482	$9,409
Accrued interest expense	1,563	1,626
Accrued property taxes	2,794	2,913
Accrued personnel costs	3,138	4,198
Distribution and servicing fees	—	182
Distributions payable to stockholders	7,456	7,355
Performance DSUs distributions payable	485	394
Tenant deposits	877	802
Deferred rental income	6,784	7,100
Derivative liabilities	—	5,618
	$28,579	$39,597

Note 10—Credit Facility
The Company's outstanding credit facility as of September 30, 2022 and December 31, 2021 consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Variable rate revolving line of credit	25,000	—
Variable rate term loans fixed through interest rate swaps	485,000	400,000
Variable rate term loans	90,000	100,000
Total credit facility, principal amount outstanding	600,000	500,000
Unamortized deferred financing costs related to the term loan credit facility	(2,570)	(3,226)
Total credit facility, net of deferred financing costs	$597,430	$496,774
Significant activities regarding the credit facility during the nine months ended September 30, 2022, include:
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
•In connection with the repayment of our prior credit facility, the Company recognized a loss on extinguishment of debt of $3,367,000 during the nine months ended September 30, 2022, which included loan costs in the amount of $4,000 and accelerated unamortized debt issuance costs of $3,363,000. The loss on extinguishment of debt was recognized in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
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
•On July 12, 2022 and July 20, 2022, the Company drew $50,000,000 and $20,000,000, respectively, on the 2028 Term Loan Agreement, to fund acquisitions. As of July 20, 2022, the 2028 Term Loan Agreement commitments were fully funded.
•During the nine months ended September 30, 2022, the Company drew $70,000,000 on the Revolving Credit Agreement to fund acquisitions and repaid $40,000,000 on the Revolving Credit Agreement, with proceeds from dispositions and cash flows from operations.
The principal payments due on the Unsecured Credit Facility as of September 30, 2022, for the three months ending December 31, 2022, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2022	$—
2023	—
2024	300,000
2025	—
2026	25,000
Thereafter	275,000
$600,000
Note 11—Fair Value
Credit facility—The outstanding principal of the credit facility was $600,000,000 and $500,000,000, which approximated its fair value due to the variable nature of the terms as of September 30, 2022 and December 31, 2021, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for further discussion of the Company's derivative instruments.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$29,724	$—	$29,724
Total assets at fair value	$—	$29,724	$—	$29,724

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,171	$—	$2,171
Total assets at fair value	$—	$2,171	$—	$2,171
Liabilities:
Derivative liabilities	$—	$5,618	$—	$5,618
Total liabilities at fair value	$—	$5,618	$—	$5,618
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
In connection with the Data Center Sale on July 22, 2021, the Company terminated eight interest rate swap agreements related to mortgage notes fixed through interest rate swaps. Prior to the termination of the eight interest rate swaps, the Company de-designated and then formally re-designated these hedged transactions. During the three and nine months ended September 30, 2022, as the hedged forecasted transactions affected earnings, the Company reclassified approximately $291,000 and $1,274,000, respectively, from accumulated other comprehensive income (loss) to interest and other expense, net, related to the swap terminations, in the accompanying condensed consolidated statements of comprehensive income.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $15,406,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to earnings.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates (2), (3)	Maturity Dates (2)	September 30, 2022			December 31, 2021
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	04/27/2023 to 01/31/2028	$485,000	$29,724	$—	$400,000	$2,171	$(5,618)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets, net, and accounts payable and other liabilities, respectively.
(2)    During the three months ended June 30, 2022, the Company entered into three interest rate swap agreements with an aggregate notional amount of $150,000,000, that have an effective date of May 1, 2023, to replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023.
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
The table below summarizes the amount of income and losses recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2022
Interest rate swaps - continuing operations	$16,724	Interest and other expense, net	$379	$5,498
Three Months Ended September 30, 2021
Interest rate swaps - continuing operations	$(253)	Interest and other expense, net	$(1,952)	$11,737
Interest rate swaps - discontinued operations	—	Income from discontinued operations	(542)	377,191
Total	$(253)		$(2,494)
Nine Months Ended September 30, 2022
Interest rate swaps - continuing operations	$31,545	Interest and other expense, net	$(2,912)	$17,942
Nine Months Ended September 30, 2021
Interest rate swaps - continuing operations	$2,555	Interest and other expense, net	$(5,643)	$30,035
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,647)	401,444
Total	$2,518		$(7,290)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2022, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of September 30, 2022, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2022 and December 31, 2021 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2022	$29,724	$—	$29,724	$—	$—	$29,724
December 31, 2021	$2,171	$—	$2,171	$(1,023)	$—	$1,148

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2022	$—	$—	$—	$—	$—	$—
December 31, 2021	$5,618	$—	$5,618	$(1,023)	$—	$4,595
Note 13—Stockholders' Equity
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
The Company will currently only repurchase shares due to death and involuntary exigent circumstances in accordance with the SRP, subject in each case to the terms and limitations of the SRP. Under the SRP, the Company may waive certain of the terms and requirements of the SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the SRP. The Company may also waive certain of the terms and requirements of the SRP in the event of an involuntary exigent circumstance, as determined by the Company or any of the executive officers thereof, in its or their sole discretion. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's SRP.
During the nine months ended September 30, 2022, the Company repurchased 786,861 Class A shares, Class I shares and Class T shares of common stock (690,494 Class A shares, 20,905 Class I shares and 75,462 Class T shares), for an aggregate purchase price of approximately $6,452,000 (an average of $8.20 per share). During the nine months ended September 30, 2021, the Company repurchased 772,581 Class A shares, Class I shares and Class T shares of common stock (715,406 Class A shares, 8,322 Class I shares and 48,853 Class T shares), for an aggregate purchase price of approximately $6,564,000 (an average of $8.50 per share).

Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	31,545
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income	2,912
Other comprehensive income	34,457
Balance as of September 30, 2022	$29,610

Unrealized Income on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	2,518
Amount of loss reclassified from accumulated other comprehensive loss to net income	7,290
Other comprehensive income	9,808
Balance as of September 30, 2021	$(10,636)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Loss Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2022	2021
Interest rate swap contracts - continuing operations	$2,912	$5,643	Interest and other expense, net
Interest rate swap contracts - discontinued operations	—	1,647	Income from discontinued operations
Interest rate swap contracts	$2,912	$7,290
Note 14—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and Performance DSUs give rise to potentially dilutive shares of common stock. For the three and nine months ended September 30, 2022, diluted earnings per share reflected the effect of approximately 1,319,000 and 1,346,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three and nine months ended September 30, 2021, diluted earnings per share was computed the same as basic earnings per share, because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 990,000 and 965,000, respectively, related to non-vested shares of restricted common stock and Performance DSUs, anti-dilutive.

Note 15—Stock-based Compensation
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
On January 3, 2022, the Company granted time-based awards to its executive officers, consisting of 217,988 restricted shares of Class A common stock, or the Time-Based 2022 Awards. The Time-Based 2022 Awards will vest ratably over four years following the grant date, subject to each executive's employment through the applicable vesting dates, with certain exceptions.
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
Stock-based compensation expense for the 2022 Awards for the three and nine months ended September 30, 2022, was approximately $260,000 and $864,000, respectively, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. The Company recognized accelerated stock-based compensation expense of $326,000 during the nine months ended September 30, 2022. The Company recognized total stock-based compensation expense of approximately $860,000 and $637,000, respectively, for the three months ended September 30, 2022 and 2021, and $3,034,000 and $1,756,000, respectively, for the nine months ended September 30, 2022 and 2021, which is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 16—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2022, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 17—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on October 6, 2022, for the period from September 1, 2022 through September 30, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
October 6, 2022	Class A	$4,358	$1,206	$5,564
October 6, 2022	Class I	324	224	548
October 6, 2022	Class T	716	628	1,344
		$5,398	$2,058	$7,456

The following table summarizes the Company's distributions paid to stockholders on November 4, 2022, for the period from October 1, 2022 through October 31, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
November 4, 2022	Class A	$4,506	$1,249	$5,755
November 4, 2022	Class I	338	229	567
November 4, 2022	Class T	743	648	1,391
		$5,587	$2,126	$7,713
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to September 30, 2022:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
October 20, 2022	Class A	$0.00109589	$0.40
October 20, 2022	Class I	$0.00109589	$0.40
October 20, 2022	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
November 8, 2022	Class A	$0.00109589	$0.40
November 8, 2022	Class I	$0.00109589	$0.40
November 8, 2022	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on November 1, 2022 and ending on November 30, 2022. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in November 2022 will be paid in December 2022. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on December 1, 2022 and ending on December 31, 2022. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in December 2022 will be paid in January 2023. The distributions will be payable to stockholders from legally available funds therefor.

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
Overview
We invest in high-quality healthcare properties leased to tenants capitalizing on critical and structural economic growth drivers. We are primarily focused on investing in and managing strategic healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which, we believe, typically generate predictable, durable and growing income streams. We may also make other real estate-related investments in healthcare properties, which may include equity or debt interests in other real estate entities.
On July 28, 2020, we and our Operating Partnership entered into a Membership Interest Purchase Agreement to provide for the internalization of the external management functions previously performed for us and our Operating Partnership by our former advisor and its affiliates, or the Internalization Transaction. On September 30, 2020, we closed the Internalization Transaction.
We formerly invested in data center properties. During the three months ended June 30, 2021, our board of directors, or the Board, made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a Purchase and Sale Agreement, or the PSA for the sale of up to 29 data center properties owned by us. The Board's determination to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. On July 22, 2021, we completed the sale of our data centers, or the Data Center Sale, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of

$1,320,000,000, and generated net proceeds of approximately $1,295,367,000. As of December 31, 2021, we had no assets or liabilities related to the data center segment. The operations of the data center segment have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021.
As of September 30, 2022, we owned 132 real estate healthcare properties and two undeveloped land parcels in two µSAs and 56 MSAs.
On August 25, 2022, the Board, at the recommendation of our audit committee, approved the estimated per share net asset value, or Estimated Per Share NAV, calculated as of June 30, 2022, of $8.22. We intend to publish an updated Estimated Per Share NAV on an annual basis.
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
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, or each, a DRIP Offering and together the DRIP Offerings, since November 2017. As of September 30, 2022, we had accepted investors’ subscriptions for and issued approximately 156,747,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,513,846,000, before share repurchases of approximately $132,936,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,627,000.
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
Rental Revenue
The amount of rental revenue generated by our healthcare properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their obligations to pay us rent to determine if any adjustments should be reflected currently. Our current financial results have not been adjusted due to any tenants difficulties. As of September 30, 2022, our operating healthcare real estate properties were 99.5% leased.
Results of Operations
The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the performance of our operating healthcare real estate properties. The following table shows the property statistics of our operating healthcare real estate properties as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Number of operating real estate properties (1)	132	124
Leased square feet	5,508,000	5,086,000
Weighted average percentage of rentable square feet leased	99.5%	96.0%

(1)As of September 30, 2022, we owned 132 operating healthcare real estate properties and two undeveloped land parcels. As of September 30, 2021, we owned 125 healthcare real estate properties, one of which was under construction. As of September 30, 2021, we had three vacant real estate properties that were being marketed for sale or re-tenanting and subsequently sold.
The following table summarizes our healthcare real estate activity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating real estate properties acquired	2	—	7	1
Operating real estate properties placed into service	—	—	1	1
Aggregate purchase price of operating real estate properties acquired (1)	$114,744,000	$—	$157,194,000	$25,048,000
Aggregate cost of operating real estate properties placed into service	$—	$—	$15,713,000	$22,140,000
Leased square feet of operating real estate property additions	144,449	—	284,449	115,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
Same Store Properties
This section describes and compares our results of operations for the three and nine months ended September 30, 2022 and 2021. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development and properties or land classified as held for sale.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table represents the breakdown of total rental revenue for the three months ended September 30, 2022 compared to the comparable period in 2021 (amounts in thousands).

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Same store rental revenue	$40,844	$40,759	$85	0.2%
Same store tenant reimbursements	2,498	2,124	374	17.6%
Non-same store rental revenue	3,169	60	3,109	5181.7%
Non-same store tenant reimbursements	370	24	346	1441.7%
Other operating income	—	96	(96)	(100.0)%
Total rental revenue	$46,881	$43,063	$3,818	8.9%
•Non-same store rental and tenant reimbursement revenue increased due to the acquisition of ten operating properties and the placement of one development property in service since July 1, 2021, partially offset by a decrease in non-same store rental and tenant reimbursement revenue due to the sale of three operating properties since July 1, 2021.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Same store rental expenses	$2,719	$2,565	$154	6.0%
Non-same store rental expenses	513	459	54	11.8%
General and administrative expenses	6,118	6,348	(230)	(3.6)%
Depreciation and amortization	18,641	17,259	1,382	8.0%
Impairment losses	—	10,241	(10,241)	(100.0)%
Total expenses	$27,991	$36,872	$(8,881)	(24.1)%
•Non-same store rental expenses increased due to the acquisition of ten operating properties and the placement of one development property in service since July 1, 2021, partially offset by a decrease due to the sale of three operating properties since July 1, 2021.
•General and administrative expenses decreased primarily due to a decrease in corporate legal and transfer agent expenses of approximately $462,000, partially offset by an increase in stock-based compensation of $223,000.
•Depreciation and amortization increased primarily due to the acquisition of ten operating properties and the placement of one development property in service since July 1, 2021, partially offset by a decrease due to the sale of three operating properties since July 1, 2021.
•Impairment loss relates to one healthcare property which occurred during the three months ended September 30, 2021. There were no impairments recorded during the three months ended September 30, 2022.

Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$975	$(975)	(100.0)%
Interest on credit facility	5,135	5,477	(342)	(6.2)%
Other expense	363	5,285	(4,922)	(93.1)%
Total interest and other expense, net	$5,498	$11,737	$(6,239)	(53.2)%
Income from discontinued operations	$—	$377,191	$(377,191)	(100.0)%
•Interest on notes payable decreased due to the repayment of all our notes payable related to healthcare properties on July 22, 2021, with proceeds from the Data Center Sale.
•Interest on credit facility decreased due to a reduction in the weighted average outstanding principal balance on our credit facility of $28 million, which was paid with the proceeds from the Data Center Sale. In addition, we achieved comparably lower interest rates versus the third quarter of 2021, as a result of entering into the Unsecured Credit Facility (as defined below).
•Other expense decreased due to a loss on debt extinguishment related to the repayment of all our healthcare notes payable and a term loan of the prior credit facility with proceeds from the Data Center Sale during the three months ended September 30, 2021, consisting of loan costs of $3,187,000 and accelerated unamortized debt issuance costs of $1,826,000. There was no loss on debt extinguishment during the three months ended September 30, 2022.
•There was no income from discontinued operations during the three months ended September 30, 2022, due to the Data Center Sale in July 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table represents the breakdown of total rental revenue for the nine months ended September 30, 2022 compared to the comparable periods in 2021 (amounts in thousands).

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Same store rental revenue	$119,020	$118,932	$88	0.1%
Same store tenant reimbursements	7,066	6,609	457	6.9%
Non-same store rental revenue	9,024	3,082	5,942	192.8%
Non-same store tenant reimbursements	969	511	458	89.6%
Other operating income	2	98	(96)	(98.0)%
Total rental revenue	$136,081	$129,232	$6,849	5.3%
•Non-same store rental revenue increased due to the acquisition of eleven operating properties and the placement of two development properties in service since January 1, 2021, partially offset by a decrease in non-same store rental revenue due to the sale of three operating properties since January 1, 2021.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Same store rental expenses	$7,915	$7,811	$104	1.3%
Non-same store rental expenses	1,352	1,702	(350)	(20.6)%
General and administrative expenses	20,718	19,610	1,108	5.7%
Depreciation and amortization	54,443	53,098	1,345	2.5%
Impairment losses	7,387	27,837	(20,450)	(73.5)%
Total expenses	$91,815	$110,058	$(18,243)	(16.6)%
Gain on real estate dispositions	$460	$—	$460	100.0%
•Non-same store rental expenses decreased due to the sale of three operating properties since January 1, 2021, which were vacant prior to sale, thus requiring us to incur incrementally more expenses.
•General and administrative expenses increased primarily due to a severance payment to our former chief accounting officer and an increase in stock-based compensation, partially offset by a decrease in corporate legal and transfer agent expenses.
•Depreciation and amortization increased primarily due to the acquisition of eleven operating properties and the placement of two development properties in service since January 1, 2021, coupled with an impairment of one in-place lease intangible asset in the amount of approximately $380,000 during the nine months ended September 30, 2022, related to a healthcare tenant. The increase was partially offset by an impairment of one in-place lease intangible asset during the nine months ended September 30, 2021, in the amount of approximately $1,120,000 related to one of our healthcare tenants and the sale of three operating properties since January 1, 2021.
•Impairment losses were recorded in the aggregate amount of $7,387,000 related to one healthcare property during the nine months ended September 30, 2022. Impairment losses were recorded in the aggregate amount of $27,837,000 related to one healthcare property and one land parcel that formerly contained a healthcare property during the nine months ended September 30, 2021.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$4,630	$(4,630)	(100.0)%
Interest on credit facility	13,553	19,931	(6,378)	(32.0)%
Other expense	4,389	5,474	(1,085)	(19.8)%
Total interest and other expense, net	$17,942	$30,035	$(12,093)	(40.3)%
Income from discontinued operations	$—	$401,444	$(401,444)	(100.0)%
•Interest on notes payable decreased due to the repayment of all our notes payable related to healthcare properties on July 22, 2021, with proceeds from the Data Center Sale.
•Interest on credit facility decreased due to a reduction in the weighted average outstanding principal balance on our credit facility of $307 million, which was paid with the proceeds from the Data Center Sale. In addition, we achieved comparably lower interest rates versus the nine months ended September 30, 2021, as a result of entering into the Unsecured Credit Facility (as defined below).
•Other expense decreased due to a loss on debt extinguishment related to the repayment of all our healthcare notes payable and a term loan of the prior credit facility with proceeds from the Data Center Sale during the nine months ended September 30, 2021, consisting of loan costs of $3,187,000 and accelerated unamortized debt issuance costs of $1,826,000, partially offset by loss on debt extinguishment recorded during the nine months ended September 30, 2022, related to the repayment of our prior credit facility consisting primarily of accelerated unamortized debt issuance costs of $3,363,000.
•There was no income from discontinued operations during the nine months ended September 30, 2022, due to the Data Center Sale in July 2021.

Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and share repurchases from stockholders and principal and interest payments on any current and future indebtedness. While interest rates on variable rate debt have increased and we expect will continue to increase globally, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 81% of our outstanding debt as of September 30, 2022, allowing us to reasonably project our cash needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include, for example, costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit, operating cash generated by the investment, additional equity investments from us, and when necessary, capital reserves. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or, as necessary, to respond to unanticipated additional capital needs.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP and borrowings on our credit facility. To the extent cash flows from operations are lower due to less-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
In addition to the cash we need to conduct our normal business operations, we expect to require approximately $21,733,000 in cash over the next twelve months, of which $19,073,000 will be required for the payment of estimated interest on our outstanding debt (calculated based on our effective interest rates as of September 30, 2022) and $2,660,000 related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of September 30, 2022, we had approximately $17,291,000 in cash and cash equivalents. For the nine months ended September 30, 2022, we paid capital expenditures of $7,577,000 that primarily related to the completion of one development property, which was placed into service during the period, and re-developing another operating real estate property.
As of September 30, 2022, we had material obligations beyond 12 months in the amount of approximately $778,396,000, inclusive of $659,358,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2022) and $119,038,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2022, we had $600,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements.

As of September 30, 2022, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility (as defined below).
As of September 30, 2022, the aggregate notional amount under our derivative instruments was $485,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of September 30, 2022, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of September 30, 2022, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into on February 15, 2022, to replace our prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit.
As of September 30, 2022, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2024 Term Loan Agreement was entered into simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, to replace our prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement.
As of September 30, 2022, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, of which $205,000,000 was drawn at closing to pay down our Revolving Credit Agreement in its entirety. The remainder of the commitments were available for three months following the closing date, or the Availability Period, and were available in no more than three subsequent draws with a minimum of $20,000,000 per draw, or the remaining commitments available. After the Availability Period, the undrawn portion was no longer available. If the committed amount was not fully drawn within 60 days of closing, we were required to pay a fee to the lenders, calculated as 0.25% per annum on the average daily amount of the undrawn portion, payable quarterly in arrears, until the earlier of (i) the date when the commitments have been funded in full, or (ii) August 17, 2022. The 2028 Term Loan Agreement may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. On July 12, 2022 and July 20, 2022, we drew $50,000,000 and $20,000,000, respectively, on the 2028 Term Loan Agreement. As of July 20, 2022, the 2028 Term Loan Agreement commitments were fully funded.
We refer to the 2028 Term Loan Agreement, the Revolving Credit Agreement and the 2024 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,075,000,000, as of September 30, 2022. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for the acquisition of real estate investments, tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, capital expenditures with respect to real estate, and general corporate and working capital purposes.
During the nine months ended September 30, 2022, we drew $70,000,000 on the Revolving Credit Agreement related to seven property acquisitions and we repaid $40,000,000 on the Revolving Credit Agreement, with proceeds from one property disposition and cash flows from operations.
As of September 30, 2022, we had a total pool availability under our Unsecured Credit Facility of $1,075,000,000 and an aggregate outstanding principal balance of $600,000,000; therefore, $475,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all financial covenant requirements as of September 30, 2022.

Cash Flows
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Net cash provided by operating activities	$89,031	$104,816	$(15,785)	(15.1)%
Net cash (used in) provided by investing activities	$(141,949)	$1,263,096	$(1,405,045)	(111.2)%
Net cash provided by (used in) financing activities	$37,495	$(1,359,616)	$1,397,111	(102.8)%
Cash flows from discontinued operations are not separately disclosed on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.
Operating Activities
•Net cash provided by operating activities decreased primarily due to the Company owning fewer properties subsequent to the Data Center Sale on July 22, 2021, partially offset by an increase in rental revenues resulting from the acquisition of eleven operating properties and placement of two development properties in service since January 1, 2021 and a decrease in interest paid as a result of entering into the Unsecured Credit Facility and the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
Investing Activities
•Net cash used in investing activities for the nine months ended September 30, 2022, was due to the purchase of operating real estate properties and payment of capital expenditures primarily related to the completion of one development property, which was placed into service during the period, and re-developing another operating real estate property, partially offset by proceeds from the sale of one property. Net cash provided by investing activities for the nine months ended September 30, 2021, was primarily due to the Data Center Sale and the collection of a note receivable, partially offset by the purchase of one real estate property, payment of capital expenditures related to one data center property and three healthcare properties and consideration paid for the Internalization Transaction.
Financing Activities
•Net cash provided by financing activities for the nine months ended September 30, 2022, was due to proceeds from our credit facility, partially offset by payments on our credit facility, payments of deferred financing costs as a result of entering into the 2024 Term Loan Agreement and Revolving Credit Agreement on February 15, 2022 and the 2028 Term Loan Agreement on May 17, 2022, repurchases of our common stock under our share repurchase program, distributions to our common stockholders and payment of offering costs on issuance of common stock. Net cash used in financing activities for the nine months ended September 30, 2021, was due to payments on notes payable and debt extinguishment as a result of the Data Center Sale, payments on our credit facility primarily with proceeds from the Data Center Sale, payments of deferred financing costs, repurchases of our common stock under our share repurchase program, distributions to our common stockholders, including a special cash distribution, and payment of offering costs on issuance of common stock, partially offset by proceeds from our credit facility.
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

The following table shows the sources of distributions paid during the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30,
	2022			2021
Distributions paid in cash - common stockholders	$48,920			$450,143	(1)
Distributions reinvested (shares issued)	18,594			21,750
Total distributions	$67,514			$471,893
Source of distributions:
Cash flows provided by operations	$48,920	72%	(2)	$57,458		12%	(2)
Offering proceeds from issuance of common stock pursuant to the DRIP	18,594	28%	(2)	21,750		5%	(2)
Proceeds from real estate disposals	—	—%	(2)	392,685		83%	(2)
Total sources	$67,514	100%		$471,893		100%

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
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of September 30, 2022, were approximately $7,456,000 for common stockholders. These distributions were paid on October 6, 2022.
For the nine months ended September 30, 2022, we declared and paid distributions of approximately $67,514,000 to Class A stockholders, Class I stockholders, Class T stockholders and Class T2 stockholders, collectively, including shares issued pursuant to the DRIP, as compared to FFO and AFFO (which are Non-GAAP measures defined and reconciled below under "Non-GAAP Financial Measures") for the nine months ended September 30, 2022, of approximately $88,080,000 and $90,096,000, respectively.
Non-GAAP Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use funds from operations, or FFO, and adjusted funds from operations, or AFFO, which are non-GAAP metrics. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies.
A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.
Funds from Operations and Adjusted Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash flows generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational function of our business plan in order to generate cash flows from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate assets and impairments of real estate assets, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. To date, we have not had any investments in unconsolidated partnerships or joint ventures.
We, along with our peers in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance, because it is based on a net income (loss) analysis of real estate portfolio performance that excludes non-cash items such as real estate depreciation and amortization and real estate impairments, which we believe provides a more complete understanding of our performance to the investors and to our management, and when compared to year over year, FFO reflects the impact on our operations from trends in occupancy.
We calculate AFFO, a non-GAAP measure, by further adjusting FFO for the following items included in the determination of GAAP net income: amortization of above- and below-market leases, amortization of operating leases and the finance lease, straight-line rent adjustments, deferred rent, discount amortization related to the deferred liability in connection with the Internalization Transaction, (gain) loss on extinguishment of debt, amortization of deferred financing costs and stock-based compensation. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
AFFO is a metric used by management to evaluate our dividend policy. Additionally, we consider AFFO to be an appropriate supplemental measure of our operating performance because it provides to investors a more complete understanding of our sustainable performance.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and AFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and AFFO have limitations as performance measures. However, FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. FFO and AFFO are not useful measures in evaluating net asset value since impairments are taken into account in determining net asset value but not in determining FFO and AFFO.
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
Reconciliation of FFO and AFFO
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$13,392	$371,645	$26,784	$390,583
Adjustments:
Depreciation and amortization	18,615	17,289	54,369	64,843
Gain on real estate disposition from continuing operations	—	—	(460)	—
Gain on real estate dispositions from discontinued operations	—	(398,560)	—	(395,801)
Impairment losses	—	10,241	7,387	27,837
FFO attributable to common stockholders	$32,007	$615	$88,080	$87,462
Adjustments:
Amortization of above- and below-market leases	122	13	362	(1,239)
Amortization of operating leases and finance lease	193	189	719	674
Straight-line rent adjustments	(2,589)	(3,414)	(7,530)	(12,492)
Deferred rent	299	—	797	—
Amortization of discount of deferred liability	—	163	—	272
Loss on extinguishment of debt	—	28,751	3,367	28,751
Amortization of deferred financing costs	413	754	1,267	2,761
Stock-based compensation	860	637	3,034	1,756
AFFO attributable to common stockholders	$31,305	$27,708	$90,096	$107,945

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing to fund certain property acquisitions and we are exposed to such changes in the one-month Term SOFR (as defined below). Our objectives in managing interest rate risk are to seek to limit the impact of interest rate fluctuations on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
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
As of September 30, 2022, we had 12 interest rate swap agreements outstanding, which mature on various dates from April 2023 to January 2028, with an aggregate notional amount under the swap agreements of $485,000,000. Of the 12 interest rate swap agreements outstanding, three interest rate swap agreements with an aggregate notional amount of $150,000,000 have an effective date of May 1, 2023, and will replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023. As of September 30, 2022, the aggregate settlement asset value was $30,378,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $38,023,000. These interest rate swap agreements were designated as hedging instruments.
On April 8, 2022, we entered into two interest rate swap agreements, which have an effective date of May 2, 2022 and an aggregate notional amount of $85,000,000.
As of September 30, 2022, of the $600,000,000 total principal debt outstanding, $115,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 3.9% per annum. As of September 30, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $575,000 per year.
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
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

The following table summarizes our principal debt outstanding related to our credit facility as of September 30, 2022 (amounts in thousands):

September 30, 2022
Variable rate revolving line of credit	$25,000
Variable rate term loans fixed through interest rate swaps	485,000
Variable rate term loans	90,000
Total principal debt outstanding (1)	$600,000

(1)As of September 30, 2022, the weighted average interest rate on our total debt outstanding was 3.1%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 1, 2022, we granted an aggregate of 54,878.05 shares of restricted Class A common stock to our five independent directors. Each independent director received 10,975.61 shares of restricted Class A common stock that vest on July 1, 2023. The awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
On August 3, 2022, we granted our new chief accounting officer an award of 42,682.927 shares of restricted Class A common stock, which, subject to the chief accounting officer's continuous employment through the applicable vesting date, with certain exceptions, will vest on January 1, 2027. The award was granted under and subject to the terms of the Amended and Restated 2014 Restricted Share Plan and an award agreement.
During the three months ended September 30, 2022, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 1, 2022 - July 31, 2022	225,136	$8.20	—	$—
August 1, 2022 - August 31, 2022	—	$—	—	$—
September 1, 2022 - September 30, 2022	—	$—	—	$—
Total	225,136		—
During the three months ended September 30, 2022, we repurchased approximately $1,846,000 of Class A shares, Class I shares and Class T shares of common stock.
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

3.9
Third Articles of Amendment and Restatement (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 15, 2022, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 10, 2022	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)