Form 10-K
period 2022-12-31
Sila Realty Trust, Inc.
filed 2023-03-16
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55435
SILA REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Water Street, Suite 800 Tampa, FL 33602	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐1
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.
As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 167,794,000 shares of Class A common stock, 16,589,000 shares of Class I common stock, 40,646,000 shares of Class T common stock and 0 shares of Class T2 common stock held by non-affiliates, for an aggregate market value of approximately $1,375,910,800, $136,029,800, $333,297,200 and $0, respectively, assuming a market value of $8.20 per share of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, based on the Registrant's estimated per share net asset value as of June 30, 2022, of the Registrant's common stock established by the Registrant's board of directors at that time.
As of March 10, 2023, there were approximately 168,631,000 shares of Class A common stock, 16,826,000 shares of Class I common stock, 41,223,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2023 annual stockholders meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

(1)Pursuant to SEC guidance, the blank checkbox is included on this cover page but no disclosure with respect to this checkbox shall be made until the adoption and effectiveness of related stock exchange listing standards.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Sila Realty Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, goals, objectives, initiatives, financial position, prospects, competition, future transactions, acquisitions and partnerships, availability of funds, payment of distributions, share repurchases, capital and other significant expenditures, and liquidity, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I.
Item 1. Business.
General Description of Business and Operations
Sila Realty Trust, Inc. is a Maryland corporation that was formed on January 11, 2013, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. Substantially all of Sila Realty Trust, Inc.'s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. Sila Realty Trust, Inc. is the sole general partner of the Operating Partnership and directly owns 100% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., our Operating Partnership and all wholly-owned subsidiaries.
We invest in high-quality properties leased to long-term tenants. We are primarily focused on investing in healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which, we believe, typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
We formerly invested in data center properties. During the second quarter of 2021, our board of directors, or the Board, made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by us, which constituted the entirety of our data center segment, or the Data Center Sale. On July 22, 2021, we completed the sale of all 29 of the data center properties for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the sale of the data center properties. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. As of December 31, 2021 and subsequent, we had no assets or liabilities related to the data center segment. The operations of the data center segment have been classified as income from discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020.
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
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares pursuant to our distribution reinvestment plan, or the DRIP, pursuant to two Registration Statements on Form S-3, together the DRIP Offerings and each a DRIP Offering, since November 2017. As of December 31, 2022, we had accepted investors’ subscriptions for and issued approximately 157,508,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,520,086,000, before share repurchases of $135,701,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,631,000.
As of December 31, 2022, we owned 132 real estate healthcare properties, comprised of approximately 5,535,000 rentable square feet of single-tenant and multi-tenant commercial spaces, and two undeveloped land parcels. As of December 31, 2022, the rentable space of these real estate healthcare properties was 99.5% leased.
We have historically established, and intend to continue to establish, an estimated per share net asset value, or Estimated Per Share NAV, on at least an annual basis. Each Estimated Per Share NAV was determined by the Board, after consultation with an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers participating in public offerings in meeting their customer account statement reporting obligations under the National

Association of Securities Dealers Conduct Rule 2340. The following table outlines the established Estimated Per Share NAV as determined by the Board for the last three years as of each valuation date presented below:

Valuation Date	Effective Date	Estimated Per Share NAV
October 31, 2019	December 18, 2019	$8.65
September 30, 2020	December 8, 2020	$8.69
May 31, 2021	July 26, 2021	$9.95	(1)
May 31, 2021	July 26, 2021	$8.20	(1)
June 30, 2022	August 25, 2022	$8.22
(1)On July 22, 2021, we announced the Estimated Per Share NAV that the Board, at the recommendation of our audit committee, or the Audit Committee, approved on July 20, 2021, which was calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the new Estimated Per Share NAV was $8.20.
Key Developments During 2022 and Subsequent
•During the year ended December 31, 2022, we purchased seven operating healthcare properties, in five separate transactions, comprising approximately 244,000 rentable square feet for an aggregate purchase price of approximately $157,194,000. In addition, we placed one operating healthcare property into service.
•During the year ended December 31, 2022, we sold one land parcel that formerly contained a healthcare property for an aggregate sale price of $24,000,000 and generated net proceeds of $22,701,000.
•During the year ended December 31, 2022, we, the Operating Partnership and certain of our subsidiaries, entered into a senior unsecured revolving credit agreement, or the Revolving Credit Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments available of up to $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. Simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, we, the Operating Partnership, and certain of our subsidiaries, entered into a senior unsecured term loan agreement, or the 2024 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders. The 2024 Term Loan Agreement, with aggregate commitments of up to $300,000,000, may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. In addition, we, the Operating Partnership and certain of our subsidiaries, entered into a new senior unsecured term loan agreement, or the 2028 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders, with aggregate commitments of up to $275,000,000. The Revolving Credit Agreement was entered into to replace our prior revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit. The 2024 Term Loan Agreement was entered into to replace our prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement. We refer to the 2028 Term Loan Agreement, the Revolving Credit Agreement and the 2024 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,075,000,000. At our election, loans under the Unsecured Credit Facility may be made as Base Rate Loans or Secured Overnight Financing Rate, or SOFR, Loans. See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," for additional information.
•As of March 10, 2023, we owned 132 real estate healthcare properties, comprising approximately 5,535,000 rentable square feet of single-tenant and multi-tenant commercial spaces. As of March 10, 2023, the rentable space of our healthcare properties was 99.5% leased. Additionally, we owned two undeveloped land parcels as of March 10, 2023.
•As of March 10, 2023, we had an outstanding principal balance of $575,000,000 under our Unsecured Credit Facility.
Investment Objectives and Policies
Our primary investment objectives at this time are to:
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
We cannot assure stockholders that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, we have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of the Board. The Board may revise our investment objectives and policies if it determines that it is in the best interest of our stockholders.
Investment Strategy
We focus our investment activities on acquiring preferably net-leased properties that are primarily in the healthcare sector. We currently expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and equity securities that meet our investment strategy and return criteria. We evaluate our assets in an effort to avoid any investments that would cause us to fail to maintain our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940.
We seek to obtain investments that are (i) essential to the successful business operations of the tenants; (ii) leased to creditworthy and investment grade tenants, preferably on a net-leased basis; (iii) long-term leases, preferably with terms of six years or longer, which typically include annual or periodic fixed rental increases; and (iv) located in geographically diverse, established markets with superior access and visibility.
We may acquire properties in various stages of development or that require substantial refurbishment or renovation. This determination is made based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the effect such properties would have on the diversification of our portfolio, and our investment objectives of realizing both current income and capital appreciation upon the sale of such properties.
We endeavor to achieve a well-balanced portfolio of real estate investments that is diversified by tenancy, geographic location, age and lease maturities. We seek to acquire properties primarily in the high-growth healthcare sector and tenants of the properties that are diversified between national, regional and local entities.
Creditworthy Tenants
We expect the tenants and/or sponsors of the tenants of our healthcare properties to be creditworthy national or regional companies generally with high net worth and high operating income.
A tenant is considered creditworthy if it has a financial profile that we believe meets our criteria. In evaluating the creditworthiness of a current tenant or a prospective tenant, we consider various factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or the sponsor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and other lease terms at the time of the property acquisition.
We monitor the credit of our tenants in an effort to stay abreast of any material changes in credit quality. We monitor tenant credit by: (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease; (3) monitoring industry reports and other available information regarding our tenants and their underlying businesses; (4) monitoring the timeliness of rent collections; and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep.
Investment Decisions
In evaluating investments in properties, we consider various factors, including, to the extent such information is available with respect to such property, the following:
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
Investing in and Originating Loans
Our criteria for originating or acquiring loans are substantially the same as those involved in our investment in properties. We may invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate.
Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or we may purchase existing loans that were originated by other lenders. We evaluate all potential loan investments to decide whether the term of the loan, the security for the loan and the loan-to-value ratio meet our investment criteria and objectives.
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
Acquisition Structure
We have and expect to continue to acquire fee interests in properties (a fee interest is the absolute, legal possession and ownership of land, property, or rights), although we may utilize other methods of acquiring a property if we deem them to be advantageous.
In an effort to achieve our investment objectives, and to further diversify our portfolio, we have invested and expect to continue to invest in properties using various acquisition structures, which could include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture may be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. We also evaluate the terms of the joint venture, as well as the financial condition, operating capabilities and integrity of our partner or partners.
Disposition Policy
We typically intend to hold each asset we acquire for an extended period of time. However, circumstances may arise that could result in the sale of some assets earlier than initially expected. The determination of whether an asset will be sold or otherwise disposed of is made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors. The requirements for qualification as a REIT for federal income tax purposes may put some limits on our ability to sell assets after short holding periods.
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
We currently pay, and intend to continue to pay, distributions to our stockholders. If we do not have enough cash from operations to fund distributions, we may sell assets in order to fund distributions, or make distributions out of net proceeds from potential future offerings. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. Subject to certain exceptions, there is no limit to the amount of distributions that we may pay out of net proceeds from potential future offerings.
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
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers (some of whom have more cash, available liquidity, and/or offer competitive advantages versus us in the acquisition of properties) for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers, or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we determine to dispose of our properties, we are typically in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk and Significant Tenants
As of December 31, 2022, we had cash on deposit in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we do not believe we are exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the tenant that accounted for 10% or more of our rental revenue for the year ended December 31, 2022:

Tenant	Total Number of Leases	Leased Sq Ft	2022 Rental Revenue (in thousands)	Percentage of 2022 Rental Revenue
Post Acute Medical, LLC, and its affiliates (1)	15	708,817	$27,279	15.2%

(1)    The leases are with tenants under the common control of Post Acute Medical, LLC and its affiliates and have lease expiration dates between 2030 and 2042.

The following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our rental revenue for the year ended December 31, 2022:

Location	Total Number of Leases	Leased Sq Ft	2022 Rental Revenue (in thousands)	Percentage of 2022 Rental Revenue
Houston-The Woodlands-Sugar Land, TX	5	490,742	19,828	11.0%
Compliance with Governmental Regulations
Our real estate properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, zoning regulations, building codes and land use laws and building, accessibility, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or an award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Significant regulatory requirements include the laws and regulations described below.
REIT Laws and Regulations
We elected, and qualify, to be taxed as a REIT under Sections 856 through 860 of the Code. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Environmental Laws and Regulations
All real estate properties and the operations conducted on the real estate properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take all reasonable steps to fully comply with these laws, including obtaining environmental assessments of all properties that we acquire. We obtain Phase I Environmental Assessment Reports, and as needed, further environmental due diligence, including but not limited to Phase II Environmental Assessment Reports, upon each property acquisition, and, if determined necessary, during our period of ownership, to ensure that the properties that we acquire and own are free of environmental contamination and hazardous substances. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability, for third-party bodily injury and property damage claims.
Environmental, Social and Governance Matters
We are committed to maintaining healthy, prosperous, and sustainable communities through thoughtful stewardship of the environment and conscientious management of our own corporate culture. In early 2022, the Board established the Environmental, Social and Governance Steering Committee, or the ESG Steering Committee, led by members of our management team and other senior managers. The ESG Steering Committee meets at least quarterly to discuss our strategy, initiatives, and progress, in support of our on-going commitment to corporate governance, social responsibility, environmental matters, sustainability, health and safety.
Environmental
Taking aim at climate concerns and employees' desire for workplace flexibility, we established a hybrid workplace model. In January 2022, we leased Class A Office space in a newly constructed building that intends to deliver a restorative professional environment that cultivates productivity, collaboration, engagement, and balance. The neighborhood in which the new office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so globally. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. The building is WELL Gold v2 Certified and LEED Silver Certified.

Social and Governance
Corporate Culture: Our strong tone at the top begins with the Board, which has demonstrated its focus on advancing openness, honesty, fairness and integrity within the Company. Ethical behavior is an important cornerstone of our Company’s continued success and each of us has an obligation to report any accounting irregularity, theft, discrimination, harassment or other violation of the law. We are committed to creating an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to speak up, ask for guidance, and report concerns. We continue to prioritize having "The Right People, In The Right Places, Doing The Right Things." In 2022, we were recognized as fourteenth place in the Tampa Bay Business Journal 2022 Best Places to Work contest in the Large Business Category. The survey results from the competition revealed that our employees feel recognized for their performance, are valued and cared for as employees and individuals, and have great trust in senior leaders to guide the Company to future success. We have once again been nominated by our valued employees for this notable award in 2023.
Core Values: We believe that our employees are aligned around core values that inspire our behavior as individuals and as an organization. Our core values are essential to the Company's culture. These values are critical to the success of the Company and are aligned with the Company's mission and vision statements. They define expectations for how all employees collaborate, communicate, interact and perform their roles within the Company. They describe for each employee the expectation of how "I ACT" and that is with Integrity, with Accountability, with transparent and honest Communication and by embracing Teamwork.
Social Impact and Community: Our mission is to engage, inspire, and empower our employees to make a positive impact on our community where we work and live. We strive to support each of our employees in engaging in the community in areas where they are passionate about and taking on causes that are personally meaningful to them. Employees are encouraged to drive positive change by dedicating their time and money to non-profit organizations. The Company has a volunteer program whereby employees are provided three paid days each year to use for service to the community. Our social impact programs are in support of several non-for-profit organizations.
Human Capital Resources
As of December 31, 2022, we had 54 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual, and his or her ideas and experiences. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation and benefits program is designed to attract and retain talent and we review our compensation and benefits against market and industry benchmarks to ensure they are competitive. Our employees are offered significant flexibility to meet personal and family needs.
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
Our charter permits the Board to issue up to 510,000,000 shares of common stock, of which 185,000,000 are designated as Class A shares, 75,000,000 are designated as Class I shares, 175,000,000 are designated as Class T shares, and 75,000,000 are designated as Class T2 shares, and 100,000,000 shares of preferred stock. Currently, we do not have any Class T2 shares of stock or preferred stock outstanding. In addition, the Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, the Board could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 610,000,000 shares of stock, of which 510,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, the Board may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of the Board. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in a private offering of securities to institutional investors, (iv) issue restricted shares of our common stock to our independent directors and employees, or (v) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of the Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.
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

Provisions of the Maryland General Corporation Law, or the MGCL, and of our charter and bylaws could deter takeover attempts and have an adverse impact on a stockholder’s ability to exit the investment.
The MGCL, our charter, and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company. We are subject to the Maryland Business Combination Act, which may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. In addition, with some exceptions, the Maryland Control Share Acquisition Act, provides that a holder of "control shares" of a Maryland corporation acquired in a control share acquisition has no voting rights, except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding "control shares" owned by the acquiring person, owned by the Company's officers, and owned by the Company's employees who are also directors. Our bylaws, as permitted by the MGCL, contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Further, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.
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
Our operating results are subject to risks generally incident to the ownership of real estate, which may prevent us from being profitable, realizing growth or maintaining the value of our real estate properties, including: changes in general economic or local conditions including inflationary and/or recessionary conditions; tenant turnover, technological changes and changes in supply of or demand for similar or competing properties in an area; changes in the cost or availability of insurance; changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; changes in tax, real estate, environmental and zoning laws; and periods of high interest rates and tight money supply.
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
A high concentration of our properties in a particular geographic area would magnify the effects of downturns or natural disasters in that geographic area.
There is a geographic concentration of risk subject to fluctuations in the economies of the various metropolitan statistical area, or MSA's, in which we own properties. Geographic concentration of our properties exposes us to risks related to or arising from economic downturns or natural disasters in the areas where our properties are located. A regional or local recession or a natural disaster in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the year ended December 31, 2022, approximately 16.0% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 6.2% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 77.8% of our total rental revenue was derived from tenants that were not rated. Approximately 24.4% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for an extended period of time, we may suffer reduced revenues, resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.
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
We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.
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
Risks Associated with Investments in the Healthcare Property Sector
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amount available for distributions to our stockholders.
Our current and potential properties and our tenants may face competition from nearby hospitals and other properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market and telemedicine are disrupting "agents" in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. The trend of increasing private equity investment in healthcare providers could also increase competition in the healthcare market. Our tenants’ failure to compete successfully with other healthcare providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals, physicians or other healthcare providers to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Compliance with and changes to healthcare laws and regulations could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to make rent payments and meet obligations to us.
Federal, state and local laws, statutes and regulatory policies, including the Patient Protection and Affordable Care Act of 2010, Transparency in Coverage rule and the Consolidated Appropriations Act of 2021, the laws listed in the paragraph directly below, and any future changes and decisions, may impact one or more specific providers that lease space in any of our properties. In addition, many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through a certificate of need, or CON, laws, which may include regulation of certain licenses, medical equipment, and capital expenditures. Similarly, tenants of our healthcare properties may become subject to legal claims that their services have resulted in patient injury or other adverse effects in violation of applicable laws, including the Federal False Claims Act. Such claims may cause our tenants to incur punitive damages arising from professional liability and general liability claims and/or become subject to governmental investigations, enforcement actions or litigation.
Healthcare provider tenants may be subject to numerous laws and regulations that regulate, among other things, quality and medical necessity of care, insurance and patient billing, the security and privacy of patient information, healthcare provider financial interests and conflicts of interest, self-referrals, price transparency, corporate practice of medicine and surprise billing. Such laws include, but are not limited to: the Medicare and Medicaid statutes; the Stark Law; the civil False Claims Act; the federal False Claims Law; the federal Anti-Kickback Statute; applicable state law prohibitions against kickbacks, fraud and abuse, patient brokering, advertising and marketing of healthcare items and services and fee splitting; state laws regulating the corporate practice of medicine; the federal Eliminating Kickbacks in Recovery Act; the Program Fraud Civil Remedies Act; the Civil Monetary Penalties Law; the Exclusion Laws; the Health Insurance Portability and Accountability Act of 1996 and applicable state laws regarding patient privacy and the security of patient health information; the Clinical Laboratory Improvement Amendments of 1988; the Travel Act; and all of the foregoing as may be amended and including any regulations or decisions promulgated thereunder.
The failure to comply with these laws and regulations, or the failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition, and results of operations, and our ability to make distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services, particularly as telemedicine and telehealth gain popularity; a shift in the provision of healthcare services from inpatient to outpatient settings; changes in third party reimbursement methods and policies, including an increased focus on value-based reimbursement with downside provider risk; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers; staffing shortages (particularly nursing staff) and increases in wages as well as inflation in the cost of supplies; regulatory and government reimbursement uncertainty, increased price transparency resulting from the Transparency in Coverage rule and the Consolidated Appropriations Act of 2021, the Hospital Price Transparency regulation of 2021, the No Surprises Act and other healthcare reform laws and court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicaid payment rates; increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on healthcare entities and their business associates (i.e., vendors who handle patient protected health information); increased federal government enforcement of the requirements of and fraud in relation to programs under which healthcare providers received COVID-19 funding, including programs under the Coronavirus, Aid, Relief, and Economic Security Act; anticipated increased scrutiny and enforcement of anti-trust laws by the Federal Trade Commission and Department of Justice Antitrust Division; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect demand for healthcare facilities by potential future tenants and/or the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, operation, and our ability to make distributions to our stockholders.
Risks Associated with Debt Financing and Investments
Interest rate exposure could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to periodic rent escalators. The unhedged portion of the Unsecured Credit Facility is subject to Term SOFR. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and adversely affect our business, financial condition, results of operations, and our ability to make distributions to our stockholders. During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates is limited to our variable rate borrowings, which consist of borrowings under the Unsecured Credit Facility. As of December 31, 2022, our total principal debt outstanding was $583,000,000, of which 16.8% was unhedged variable-rate debt and 83.2% was variable rate debt fixed through interest rate swaps. Therefore, a significant increase in interest rates could have an adverse impact on our financing costs and interest expense.
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
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute less than 100% of our REIT taxable income, as adjusted, we will have to pay tax on the undistributed amounts at corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of: (a) 85% of our ordinary income for that year; (b) 95% of our capital gain net income for that year; and (c) any undistributed taxable income from prior periods, ((a) through (c), collectively referred to as the Required Distribution), we would have to pay a 4% nondeductible excise tax on the excess of the Required Distribution over the sum of (x) the amounts that we actually distributed; and the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which could result in stockholders having tax liabilities from such distributions in excess of the cash they receive. It is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
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
Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income at applicable corporate rates. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that excise tax would not arise from such transactions. At this time, we have no taxable REIT subsidiaries.
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
If our leases are not considered as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT.
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
We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
There is currently no public market for our shares. Although we presently intend to consider alternatives for providing liquidity to our stockholders, we do not have a fixed date or method for providing stockholders with liquidity, and our completion of a liquidity event is not guaranteed. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If our stockholders are able to find a buyer for their shares, our stockholders likely will have to sell them at a substantial discount to their purchase price. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and the Board may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. The restrictions of our share repurchase program limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. We can only repurchase shares due to death or involuntary exigent circumstance in accordance with our share repurchase program, subject in each case to specified terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the limitations of our share repurchase program.
It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of a certain date. The Estimated Per Share NAV of each of our Class A common stock, Class I common stock and Class T common stock is an estimate as of a certain time and may not reflect the value that stockholders will receive for their investment. The Estimated Per Share NAV is determined by an independent third-party valuation firm, the engagement of which is approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Some of these estimates and assumptions relate to potential, future events and expectations, so they are inherently subject to inaccuracy and differences from actual results. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to U.S. generally accepted accounting principles, or GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that: (i) a stockholder would be able to resell his or her shares at the Estimated Per Share NAV; (ii) a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company; (iii) our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange; (iv) a different independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or (v) the methodology used to estimate our NAV per share would be acceptable to FINRA or comply with ERISA reporting requirements.
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
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as the sale of assets and the sale of additional securities. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive office is located at 1001 Water Street, Suite 800, Tampa, Florida 33602. As of December 31, 2022, we owned a portfolio of 132 real estate properties, composed of approximately 5,535,000 rentable square feet of commercial spaces, and two undeveloped land parcels. As of December 31, 2022, 118 of our real estate properties were single-tenant and 14 of our real estate properties were multi-tenant. As of December 31, 2022, 99.5% of our rentable square feet was leased, with a weighted average remaining lease term of 9.3 years. As of December 31, 2022, all of our real estate investments are in healthcare properties and undeveloped land parcels.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2022:

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	07/31/2014	1993	—	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	10/29/2014	2001	—	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	12/17/2014	2004	—	100%	22,200	(1)
Stoughton Healthcare Facility	Boston-Cambridge-Newton, MA-NH	12/23/2014	1973	1997	100%	180,744	(1)
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	8,268	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	01/27/2015	2009	—	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	02/17/2015	2014	—	100%	54,568	(1)
Clarion Healthcare Facility	Pittsburgh, PA	06/01/2015	2012	—	100%	33,000	(1)
Webster Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	06/05/2015	2015	—	100%	53,514	(1)
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2010	—	100%	51,000	(1)
Cincinnati Healthcare Facility II	Cincinnati, OH-KY-IN	07/22/2015	1960	2014	100%	139,428	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2004	—	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	07/24/2015	2007	—	100%	33,217	(1)
Luling Healthcare Facility	Austin-Round Rock, TX	07/30/2015	2003	—	100%	40,901	(1)
Omaha Healthcare Facility	Omaha-Council Bluffs, NE-IA	10/14/2015	2014	—	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	11/20/2015	2005	2010	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	11/20/2015	2005	—	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	12/23/2015	1998	2007/2015	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	12/29/2015	1985	1998/2003	100%	94,076	(1)
Oklahoma City Healthcare Facility II	Oklahoma City, OK	12/29/2015	1994	1999	100%	41,394	(1)
Edmond Healthcare Facility	Oklahoma City, OK	01/20/2016	2002	—	100%	17,700	(1)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	01/27/2016	2006	—	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	01/27/2016	2007	—	100%	8,762	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	02/03/2016	1995	1999	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	02/11/2016	2008	—	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	03/01/2016	2018	—	100%	47,008	(1)
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	03/07/2016	2007	—	100%	14,676	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	06/22/2016	2016	—	100%	102,978	(1)
Las Vegas Healthcare Facility	Las Vegas-Henderson-Paradise, NV	06/24/2016	2017	—	100%	56,220	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	06/30/2016	1997	2008	100%	62,857	(1)
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	11/01/2016	1995	—	100%	89,139	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming, MI	12/07/2016	2008	—	80%	86,008	(1)
Corpus Christi Healthcare Facility	Corpus Christi, TX	12/22/2016	1992	2016	100%	25,102	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN-WI	03/30/2017	2002	—	100%	24,722	(1)
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	—	100%	42,627	(1)
Austin Healthcare Facility	Austin-Round Rock, TX	03/31/2017	2012	—	100%	66,095	(1)
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	03/31/2017	1991	—	100%	61,000	(1)
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	06/29/2017	1984	—	100%	44,746	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale, WA	08/25/2017	2005	—	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale, WA	09/20/2017	2007	—	100%	19,184	(1)
Saginaw Healthcare Facility	Saginaw, MI	12/21/2017	2002	—	100%	87,843	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	04/27/2018	2015	—	100%	21,990	(1)
Katy Healthcare Facility	Houston-The Woodlands-Sugar Land, TX	06/08/2018	2015	—	100%	34,296	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	09/26/2018	2014	—	100%	18,116	(1)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	09/26/2018	2011	—	100%	20,990	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1992/1999	2012	100%	104,419	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	10/17/2018	1983	—	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1995	—	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	2009	—	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	11/26/2018	2008	—	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	11/28/2018	2004	—	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	11/28/2018	1992	—	100%	12,745	(1)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	08/16/2019	2016	—	100%	16,425	(1)
Laredo Healthcare Facility	Laredo, TX	09/19/2019	1998	—	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	09/19/2019	1998	—	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	09/19/2019	2013	—	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	09/19/2019	1998	—	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	10/04/2019	2012	—	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	10/04/2019	2013	—	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	10/04/2019	2008	—	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	10/04/2019	2007	—	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	10/04/2019	2011	—	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock, TX	10/04/2019	2006	—	100%	18,275	(1)
Bellevue Healthcare Facility	Green Bay, WI	10/04/2019	2010	—	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	2005	100%	9,800	(1)
Bridgeton Healthcare Facility	St. Louis, MO-IL	10/04/2019	2012	—	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	10/04/2019	1984	—	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2004	2010	100%	5,685	(1)
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2011	—	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	10/04/2019	2005	—	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Lakewood, CO	10/04/2019	1962	2018	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	10/04/2019	2009	—	100%	12,163	(1)
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	10/04/2019	1999	—	100%	5,200	(1)
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR-MO	10/04/2019	1994	2009	100%	55,740	(1)
Fort Myers Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	1999	—	100%	32,148	(1)
Fort Myers Healthcare Facility II	Cape Coral-Fort Myers, FL	10/04/2019	2010	2022	100%	47,089	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2005	—	100%	9,017	(1)
Frankfort Healthcare Facility	Lexington-Fayette, KY	10/04/2019	1993	2019	100%	4,000	(1)
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	2020	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	10/04/2019	2010	—	100%	15,462	(1)
Hammond Healthcare Facility	Hammond, LA	10/04/2019	2006	—	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	10/04/2019	2004	—	100%	23,835	(1)
Harlingen Healthcare Facility	Brownsville-Harlingen, TX	10/04/2019	2007	—	100%	38,111	(1)
Henderson Healthcare Facility	Las Vegas-Henderson-Paradise, NV	10/04/2019	2000	—	100%	6,685	(1)
Houston Healthcare Facility III	Houston-The Woodlands-Sugar Land, TX	10/04/2019	1998	2018	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	10/04/2019	2011	—	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	10/04/2019	2009	—	100%	13,082	(1)
Lafayette Healthcare Facility	Lafayette, LA	10/04/2019	2004	2005	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Sarasota-Bradenton, FL	10/04/2019	2008	—	100%	10,919	(1)
Las Vegas Healthcare Facility II	Las Vegas-Henderson-Paradise, NV	10/04/2019	2007	—	100%	6,963	(1)
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	—	100%	5,746	(1)
Lubbock Healthcare Facility	Lubbock, TX	10/04/2019	2003	—	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	10/04/2019	2003	—	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	10/04/2019	1964	2010	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	10/04/2019	2008	—	100%	4,178	(1)
New Bedford Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1942	1995	100%	70,657	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	10/04/2019	2007	—	100%	27,971	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1965	2000	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	10/04/2019	2007	—	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	10/04/2019	2010	—	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2005	—	100%	6,963	(1)
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	10/04/2019	2008	—	100%	7,432	(1)
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	10/04/2019	2012	—	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	10/04/2019	1987	—	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	10/04/2019	2017	—	100%	57,929	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2003	—	100%	5,000	(1)
Savannah Healthcare Facility	Savannah, GA	10/04/2019	2014	—	100%	48,184	(1)
Sturgeon Bay Healthcare Facility	Green Bay, WI	10/04/2019	2007	—	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	10/04/2019	2013	—	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	10/04/2019	1998	—	100%	28,752	(1)
Webster Healthcare Facility II	Houston-The Woodlands-Sugar Land, TX	10/04/2019	2014	2019	100%	373,070	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre–Hazleton, PA	10/04/2019	2012	—	100%	15,996	(1)
Yucca Valley Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2009	—	100%	12,240	(1)
Tucson Healthcare Facility II	Tucson, AZ	12/26/2019	2021	—	100%	60,913	(1)
Tucson Healthcare Facility III	Tucson, AZ	12/27/2019	2020	—	100%	20,000	(1)
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	02/19/2020	2018	—	100%	14,669	(1)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	09/08/2020	2015	—	100%	33,822	(1)
Tucson Healthcare Facility IV	Tucson, AZ	12/22/2020	2022	—	89%	39,967	—
Greenwood Healthcare Facility	Indianapolis-Carmel-Anderson, IN	04/19/2021	2008	2018	100%	53,560	(1)
Clive Healthcare Facility II	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	63,224	(1)
Clive Healthcare Facility III	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	33,974	(1)
Clive Healthcare Facility IV	Des Moines-West Des Moines, IA	12/08/2021	2009	2018	100%	35,419	(1)
Clive Undeveloped Land	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—
Clive Undeveloped Land II	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—
Yukon Healthcare Facility	Oklahoma City, OK	03/10/2022	2020	—	100%	45,624	—
Pleasant Hills Healthcare Facility	Pittsburgh, PA	05/12/2022	1967	—	100%	33,712	—
Prosser Healthcare Facility I	Kennewick-Richland, WA	05/20/2022	2010	—	100%	6,000	—
Prosser Healthcare Facility II	Kennewick-Richland, WA	05/20/2022	2013	2019	100%	9,230	—
Prosser Healthcare Facility III	Kennewick-Richland, WA	05/20/2022	2013	—	100%	5,400	—
Tampa Healthcare Facility II	Tampa-St. Petersburg-Clearwater, FL	07/20/2022	2022	—	100%	87,649	—
Escondido Healthcare Facility	San Diego-Carlsbad, CA	07/21/2022	2021	—	100%	56,800	—
						5,507,777	$—

(1)Property is contributed to the pool of unencumbered properties of our credit facility. As of December 31, 2022, 124 commercial real estate properties were contributed to the pool of unencumbered properties under our credit facility and we had an outstanding principal balance of $583,000,000.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated on a straight-line basis over the shorter of their respective lease term or expected useful life.

Leases
Although there are variations in the specific terms of the leases in our portfolio, the following is a summary of the structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2022, the weighted average remaining lease term of our properties was 9.3 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
Lease expirations of our real properties based on annualized contractual base rent as of December 31, 2022, for each of the next ten years ending December 31 and thereafter, are as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2023	6	26,994	$607	0.4%
2024	18	162,001	4,792	2.8%
2025	13	372,447	9,487	5.6%
2026	13	202,884	5,837	3.4%
2027	10	315,340	7,777	4.6%
2028	10	236,527	5,126	3.0%
2029	15	498,702	10,485	6.2%
2030	13	550,814	18,120	10.7%
2031	12	403,342	16,479	9.7%
2032	6	174,560	7,005	4.1%
Thereafter	41	2,564,166	83,655	49.5%
	157	5,507,777	$169,370	100.0%

(1)Annualized contractual base rent is based on contractual base rent from leases in effect as of December 31, 2022.
Indebtedness
For a discussion of our indebtedness, see Note 10—"Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our common stock. Therefore, a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.
As of December 31, 2022, the offering price for the shares in the DRIP Offering was $8.22 per Class A share, $8.22 per Class I share and $8.22 per Class T share, which is equal to the Estimated Per Share NAV, as approved by the Board and effective on August 25, 2022.

We will continue to issue shares of Class A common stock, Class I common stock and Class T common stock under the current DRIP Offering until such time as we sell all of the shares registered for sale under the current DRIP Offering, unless we file a new registration statement with the SEC or the current DRIP Offering is terminated by the Board. We will issue such shares at the applicable Estimated Per Share NAV.
In May 2022, all outstanding shares of Class T2 common stock (including associated shares of Class T2 DRIP common stock) were converted into shares of Class I common stock. Stockholders received a confirmation notice when their shares of Class T2 common stock were converted into shares of Class I common stock.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to FINRA Rule 5110 and NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $8.22 as of December 31, 2022. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.22 per share if a market did exist.
The Estimated Per Share NAV was approved by the Board, at the recommendation of the Audit Committee, on August 25, 2022, using a methodology that conformed to standard industry practice. In determining the Estimated Per Share NAV, the Board considered information and analyses, including valuation materials that were provided by Cushman & Wakefield of Pennsylvania, LLC, information provided by us and the recommendation of the Audit Committee. See our Current Report on Form 8-K filed with the SEC on August 26, 2022 for additional information regarding Cushman & Wakefield of Pennsylvania, LLC, and its valuation materials and the methodology used to determine the Estimated Per Share NAV.
Stockholder Information
As of March 10, 2023, we had 64,679 stockholders of record. The number of stockholders is based on the records of Computershare Trust Company, N.A., who serves as our registrar and transfer agent.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2022.
Share Repurchase Program
Prior to the time that our shares are listed on a national securities exchange, if ever, our Amended and Restated Share Repurchase Program, or the SRP, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. We are not obligated to repurchase shares under our SRP.
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
Purchase Price. The purchase price for shares repurchased under our SRP will be 100% of the most recent estimated NAV per share of the Class A common stock, Class I common stock or Class T common stock, as applicable (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). The Board will adjust the estimated NAV per share of each our classes of common stock if we have made one or more special distributions to stockholders. The Board will determine, in its sole discretion, which distributions, if any, constitute a special distribution.
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
During the three months ended December 31, 2022, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 1, 2022 - October 31, 2022	336,322	$8.22	—	$—
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total	336,322		—
During the three months ended December 31, 2022, we repurchased approximately $2,765,000 of Class A shares, Class I shares and Class T shares of common stock.
Item 6. [Reserved]
Information pertaining to Item 6 is not presented in accordance with amendments to Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.
This section of the Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2021, and 2020 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and December 31, 2020.
Overview
We invest in high-quality properties leased to tenants capitalizing on critical and structural economic growth drivers. We are primarily focused on investing in strategic healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which, we believe, typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
We formerly invested in data center properties. During 2021, our board of directors, or the Board, made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into the PSA for the sale of up to 29 data center properties owned by us. The Board's determination to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. On July 22, 2021, we completed the sale of our data center segment, comprised of approximately 3,298,000 rentable square feet, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. As of December 31, 2021 and subsequent, we have no assets or liabilities related to the data center segment. The operations of the data center segment have been classified as income from discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020.
As of December 31, 2022, we owned 132 real estate properties and two undeveloped land parcels.
We raised the equity capital for our real estate investments through our Offerings from May 2014 through November 2018, and we have offered shares pursuant to the DRIP Offerings since November 2017. As of December 31, 2022, we had accepted investors’ subscriptions for and issued approximately 157,508,000 shares of Class A, Class I, Class T and Class T2 common stock in our Offerings, resulting in receipt of gross proceeds of approximately $1,520,086,000, before share repurchases of approximately $135,701,000, selling commissions and dealer manager fees of approximately $96,734,000 and other offering costs of approximately $27,631,000.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. From time to time, we evaluate our estimates based on historical experience and various assumptions that we believe are reasonable under the circumstances. Although our actual results historically have not deviated materially from those determined using estimates, our results of operations or financial condition could differ materially from these estimates under different assumptions or conditions.
We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the impairment of long-lived assets.
We review our real estate assets on an asset group basis for impairment. Typically, an individual property constitutes an asset group. We identify an asset group based on the lowest level of identifiable cash flows. In the impairment analysis we must determine whether there are indicators of impairment. For operating properties, these indicators could include a tenant being delinquent or not paying rent, a reduction in our estimated hold period, a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants.

If we determine that an asset has indicators of impairment, we then determine whether the undiscounted cash flows associated with the asset group exceed the carrying amount of the asset group. In calculating the undiscounted net cash flows of an asset group, we use considerable judgement to estimate several inputs. We estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over the estimated fair value of the asset group.
In determining the fair value of an asset group, we exercise considerable judgment on several factors. We may determine fair value by using a direct capitalization method, a discounted cash flow method or by utilizing comparable sales information. The direct capitalization method is based on a capitalization rate applied to the underlying asset group's most recent stabilized trailing twelve-month net operating income at the measurement date. The discounted cash flow method is based on estimated future cash flow projections utilizing discount rates, terminal capitalization rates, and planned capital expenditures. We use judgment to determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We also use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.
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
Real Estate Acquisitions and Dispositions in 2022
•We purchased seven healthcare properties, in five separate transactions, comprising approximately 244,000 rentable square feet for an aggregate purchase price of approximately $157,194,000. In addition, we placed one healthcare property into service.
•We sold one land parcel that formerly contained a healthcare property for an aggregate sale price of $24,000,000 and generated net proceeds of $22,701,000.
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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. During the year ended December 31, 2022, certain tenants experienced a deterioration in their ability to pay rent in accordance with the contractual terms of their leases. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for these tenants to the extent we have received cash. In addition, we wrote off $2,434,000 of previously recorded straight line rent receivable, during the year ended December 31, 2022, as a reduction in rental revenue, because the amounts were determined to be uncollectible. As of December 31, 2022, our real estate properties were 99.5% leased.

Results of Operations
The results of operations discussed below reflect the operations of our healthcare portfolio since the data centers segment is presented as discontinued operations on the consolidated statements of comprehensive income for all years presented.
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Number of real estate properties (1)	132	125
Leased square feet	5,508,000	5,219,000
Weighted average percentage of rentable square feet leased	99.5%	99.5%

(1)As of December 31, 2022, we owned 132 real estate properties and two undeveloped land parcels. As of December 31, 2021, we owned 125 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
Real estate properties acquired	7		4
Real estate properties disposed	—	(1)	2
Aggregate purchase price of real estate properties acquired (2)	$157,194,000		$69,951,000
Net book value of real estate properties disposed	$—	(1)	$12,553,000
Leased square feet of real estate property additions	284,000		247,000

(1)During the year ended December 31, 2022, we disposed of one land parcel that formerly contained a healthcare property.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
Same Store Properties
This section describes and compares our results of operations for the years ended December 31, 2022 and 2021. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net (loss) income.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table represents the breakdown of total rental revenue for the year ended December 31, 2022 compared to the comparable period in 2021 (amounts in thousands).

	Year Ended December 31,
	2022	2021	$ Change	% Change
Same store rental revenue	$155,323	$157,438	$(2,115)	(1.3)%
Same store tenant reimbursements	9,436	8,848	588	6.6%
Non-same store rental revenue	13,727	5,649	8,078	143.0%
Non-same store tenant reimbursements	1,495	802	693	86.4%
Other operating income	5	101	(96)	(95.0)%
Total rental revenue	$179,986	$172,838	$7,148	4.1%
•Same store rental revenue decreased primarily due to a $2.4 million write-off of previously recorded straight-line rent related to tenants, partially offset by base rental increases of $1.0 million for leases indexed to CPI.

•Non-same store rental revenue increased due to an increase of $8.7 million from the acquisition of properties and an increase of $1.4 million from the placement of development properties in service since January 1, 2021, partially offset by a decrease in non-same store rental revenue due to a decrease of $0.9 million related to the sale of properties since January 1, 2021, and a decrease of $1.1 million attributable to deferred rent from a property under renovation.
•There were no significant changes in same store tenant reimbursements, non-same store tenant reimbursements and other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Same store rental expenses	$15,627	$15,216	$411	2.7%
Non-same store rental expenses	2,323	2,496	(173)	(6.9)%
General and administrative expenses	22,079	21,388	691	3.2%
Depreciation and amortization	77,199	70,259	6,940	9.9%
Impairment losses	47,424	27,837	19,587	70.4%
Total expenses	$164,652	$137,196	$27,456	20.0%
Gain on real estate dispositions	$460	$89	$371	416.9%
•There were no significant changes in same store rental expenses.
•Non-same store rental expenses decreased due to a decrease of $1.7 million related to the sale of properties since January 1, 2021, which were vacant prior to sale, thus requiring us to incur incrementally more expenses in 2021, partially offset by an increase of $1.6 million related to the acquisition of properties and placement of development properties in service.
•General and administrative expenses increased primarily due to an increase in stock-based compensation of $1.5 million and an increase of $0.8 million in severance payments attributable to our former chief accounting officer, partially offset by a decrease of $1.3 million in transfer agent expenses attributable to changing our transfer agent in August 2021.
•Depreciation and amortization increased primarily due to an increase of $4.3 million from the acquisition of properties, an increase of $0.7 million from the placement of development properties in service since January 1, 2021, and impairments of in-place lease intangibles in the amount of approximately $4.3 million, partially offset by a decrease of $2.4 million from the sale of properties.
•Impairment losses were recorded in the aggregate amount of $47.4 million related to several properties during the year ended December 31, 2022. Impairment losses were recorded in the aggregate amount of $27.8 million related to several properties during the year ended December 31, 2021. The impaired properties for the year ended December 31, 2021 have all been subsequently sold.
Changes in interest and other expense, net, are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest and other expense, net:
Interest on notes payable	$—	$4,162	$(4,162)	(100.0)%
Interest on credit facility	24,077	33,463	(9,386)	(28.0)%
Other income, net	(305)	(3,110)	2,805	(90.2)%
Total interest and other expense, net	$23,772	$34,515	$(10,743)	(31.1)%
•Interest on notes payable decreased due to the repayment of all of our notes payable related to healthcare properties on July 22, 2021, with proceeds from the Data Center Sale.
•Interest on credit facility decreased $6.7 million primarily due to a reduction in the weighted average outstanding principal balance on our credit facility of $212.0 million, which was paid in 2021 with the proceeds from the Data Center Sale and a decrease of $0.9 million due to a reduction in the weighted average interest rate as a result of entering into the Unsecured Credit Facility (as defined below). In addition, interest on credit facility includes $3.4 million and $5.0 million in loss on extinguishment of debt for the years ended December 31, 2022 and 2021, respectively.

•Other income, net, primarily consisted of $0.2 million in lease termination settlement income from a former tenant at a disposed property for the year ended December 31, 2022. Other expense, net, primarily consisted of $1.1 million in interest income from notes receivable and $2.6 million in income from a transaction services agreement for the year ended December 31, 2021.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders and principal and interest payments on any current and future indebtedness. While interest rates on variable rate debt have increased and we expect will continue to increase globally, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 83% of our outstanding debt as of December 31, 2022, allowing us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
In addition to the cash we need to conduct our normal business operations, we expect to require approximately $22,878,000 in cash over the next twelve months, of which $20,203,000 will be required for the payment of estimated interest on our outstanding debt (calculated based on our effective interest rates as of December 31, 2022) and $2,675,000 related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of December 31, 2022, we had approximately $12,917,000 in cash and cash equivalents. For the year ended December 31, 2022, we paid capital expenditures of $8,440,000 that primarily related to the completion of a development property, which was placed into service during the period, and re-developing another real estate property.
As of December 31, 2022, we had material obligations beyond 12 months in the amount of approximately $758,114,000, inclusive of $639,748,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2022) and $118,366,000 related to our various obligations as lessee.

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2022, we had $583,000,000 of principal outstanding under our Unsecured Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2022, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility (as defined below).
As of December 31, 2022, the aggregate notional amount under our derivative instruments was $485,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of December 31, 2022, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of December 31, 2022, the maximum commitments available under the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The Revolving Credit Agreement was entered into on February 15, 2022, to replace our prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with an option to extend for one twelve-month period. We did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, we extinguished all commitments associated with the prior revolving line of credit. As of December 31, 2022, the Revolving Credit Agreement had an aggregate outstanding principal balance of $8,000,000.
As of December 31, 2022, the maximum commitments available under the 2024 Term Loan Agreement, were $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2024 Term Loan Agreement was entered into simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, to replace our prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement. As of December 31, 2022, the 2024 Term Loan Agreement had an aggregate outstanding principal balance of $300,000,000.
As of December 31, 2022, the maximum commitments available under the 2028 Term Loan Agreement, were $275,000,000, of which $205,000,000 was drawn at closing to pay down our Revolving Credit Agreement in its entirety. The remainder of the commitments were available for three months following the closing date, or the Availability Period, and were available in no more than three subsequent draws with a minimum of $20,000,000 per draw, or the remaining commitments available. After the Availability Period, the undrawn portion was no longer available. If the committed amount was not fully drawn within 60 days of closing, we were required to pay a fee to the lenders, calculated as 0.25% per annum on the average daily amount of the undrawn portion, payable quarterly in arrears, until the earlier of (i) the date when the commitments have been funded in full, or (ii) August 17, 2022. The 2028 Term Loan Agreement may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. On July 12, 2022 and July 20, 2022, we drew $50,000,000 and $20,000,000, respectively, on the 2028 Term Loan Agreement. As of July 20, 2022, the 2028 Term Loan Agreement commitments were fully funded. As of December 31, 2022, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
The Unsecured Credit Facility has aggregate commitments available of $1,075,000,000, as of December 31, 2022. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
During the year ended December 31, 2022, we drew $70,000,000 on the Revolving Credit Agreement to fund acquisitions and we repaid $57,000,000 on the Revolving Credit Agreement, with proceeds from dispositions and cash flows from operations.
As of December 31, 2022, we had a total pool availability under our Unsecured Credit Facility of $1,075,000,000 and an aggregate outstanding principal balance of $583,000,000; therefore, $492,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements as of December 31, 2022.
Financing
For these purposes, the fair value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair value is equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2022, our borrowings were approximately 24.3% of the fair value of our real estate-related investments.
Cash Flows
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Net cash provided by operating activities	$121,675	$136,942	$(15,267)	(11.1)%
Net cash (used in) provided by investing activities	$(142,812)	$1,226,842	$(1,369,654)	(111.6)%
Net cash provided by (used in) financing activities	$1,340	$(1,398,813)	$1,400,153	(100.1)%
Cash flows from discontinued operations are not separately disclosed on the consolidated statements of cash flows for the years ended December 31, 2021 and 2020.
Operating Activities
•Net cash provided by operating activities decreased primarily due to us owning fewer properties subsequent to the Data Center Sale on July 22, 2021, partially offset by an increase in rental revenues resulting from the acquisition of properties and placement of development properties in service since January 1, 2021 coupled with a decrease in interest paid as a result of entering into the Unsecured Credit Facility and the pay-off of all our notes payable on July 22, 2021, in connection with the Data Center Sale.
Investing Activities
•Net cash used in investing activities for the year ended December 31, 2022, was due to the purchase of real estate properties and payment of capital expenditures primarily related to the completion of a development property, which was placed into service during the period, and re-developing another real estate property, partially offset by proceeds from the sale of a property. Net cash provided by investing activities for the year ended December 31, 2021, was primarily due to the Data Center Sale and the collection of a note receivable, partially offset by the purchase of real estate properties, payment of capital expenditures related to a data center property and three healthcare properties and consideration paid for the Internalization Transaction.
Financing Activities
•Net cash provided by financing activities for the year ended December 31, 2022, was due to proceeds from our credit facility, partially offset by payments on our credit facility, payments of deferred financing costs as a result of entering into the 2024 Term Loan Agreement and Revolving Credit Agreement on February 15, 2022 and the 2028 Term Loan Agreement on May 17, 2022, repurchases of our common stock under our share repurchase program, distributions to our common stockholders and payment of offering costs on issuance of common stock. Net cash used in financing activities for the year ended December 31, 2021, was due to payments on notes payable and debt extinguishment as a result of the Data Center Sale, payments on our credit facility primarily with proceeds from the Data Center Sale, payments of deferred financing costs, repurchases of our common stock under our share repurchase program, distributions to our common stockholders, including a special cash distribution, and payment of offering costs on issuance of common stock, partially offset by proceeds from our credit facility.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2022, our cash flows provided by operations of approximately $121,675,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $90,144,000, of which $65,310,000 was cash and $24,834,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2021, our cash flows provided by operations of approximately $136,942,000 covered 100% of our distributions paid (total ordinary distributions were approximately $100,748,000, of which $73,164,000 was cash and $27,584,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. Additionally, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 common stock. The special cash distribution was funded with the proceeds from the sale of the data center properties on July 22, 2021. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000.
We do not currently have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as the sale of assets, the sale of additional securities, and offering proceeds and we do not currently have any limits on the amounts we may pay from such sources. Funding distributions from the sale of additional securities could dilute a stockholder's interest in us if we sell shares of our common stock to third party investors. Funding distributions to our stockholders will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flows from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flows may realize a lower rate of return than later investors. Payment of distributions from any of the above-mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
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

The following table shows the sources of distributions paid during the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
Character of Distributions (1):	2022	2021
Ordinary dividends	40.94%	27.91%
Capital gain distributions	—%	—%
Nontaxable distributions	59.06%	72.09%
Total	100.00%	100.00%

	Year Ended December 31,
Character of Special Distribution (1):	2022	2021
Ordinary dividends	—%	12.39%
Capital gain distributions	—%	86.66%
Nontaxable distributions	—%	0.95%
Total	—%	100.00%

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
The following table shows the sources of distributions paid during the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022			2021
Distributions paid in cash - common stockholders	$65,310			$465,849	(1)
Distributions reinvested (shares issued)	24,834			27,584
Total distributions	$90,144			$493,433
Source of distributions:
Cash flows provided by operations	$65,310	72%	(2)	$73,164		15%	(2)
Offering proceeds from issuance of common stock pursuant to the DRIP	24,834	28%	(2)	27,584		5%	(2)
Proceeds from real estate disposals	—	—%		392,685		80%	(2)
Total sources	$90,144	100%		$493,433		100%

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
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of December 31, 2022, were approximately $7,719,000 for common stockholders. These distributions were paid on January 6, 2023.
Share Repurchase Program
Our SRP allows for repurchases of shares of our common stock when certain criteria are met. Under the SRP, we can only repurchase shares due to death or involuntary exigent circumstances, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the SRP.
During the year ended December 31, 2022, we repurchased 1,123,183 Class A shares, Class I shares and Class T shares of common stock (981,772 Class A shares, 31,666 Class I shares and 109,745 Class T shares), for an aggregate purchase price of approximately $9,217,000 (an average of $8.21 per share). During the year ended December 31, 2021, we repurchased 1,133,901 Class A shares, Class I shares and Class T shares of common stock (1,055,054 Class A shares, 11,836 Class I shares and 67,011 Class T shares), for an aggregate purchase price of approximately $9,528,000 (an average of $8.40 per share).
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 17—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. We use the following non-GAAP financial measures: Funds From Operations, or FFO, Core Funds From Operations, or Core FFO, and Adjusted Funds From Operations, or AFFO.
Net (Loss) Income and FFO, Core FFO and AFFO
A description of FFO, Core FFO, and AFFO and reconciliations of these non-GAAP measures to net (loss) income, the most directly comparable GAAP measure, are provided below.
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated the FFO measure, which we believe is an appropriate additional measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net (loss) income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net (loss) income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate assets and impairments of real estate assets, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. To date, we do not have any investments in unconsolidated partnerships or joint ventures.
We, along with many of our peers in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance, because it is based on a net income (loss) analysis of real estate portfolio performance that excludes non-cash items such as real estate depreciation and amortization and real estate impairments, which we believe provides a useful understanding of our performance to the investors and to our management, and when compared to year over year, FFO reflects the impact on our operations from trends in occupancy.
We calculate Core FFO by adjusting FFO to remove the effect of items that are not expected to impact our operating performance on an ongoing basis and consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include severance arrangements, write offs of previously recorded straight-line rents, amortization of above- and below-market leases (including ground leases) and loss on extinguishment of debt.
We calculate AFFO by adjusting Core FFO for the following items included in the determination of GAAP net (loss) income: deferred rent, current period straight-line rent, discount amortization related to the deferred liability in connection with the Internalization Transaction, amortization of deferred financing costs and stock-based compensation.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, Core FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, Core FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net (loss) income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO, Core FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. All of our non-GAAP financial measures should be reviewed in conjunction with other measurements as an indication of our performance. The method used to evaluate the value and performance of real estate under GAAP should be considered as a more relevant measure of operating performance and considered more prominent than the non-GAAP financial measures presented here.

Reconciliation of Net (Loss) Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net (loss) income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(7,978)	$402,660
Adjustments:
Depreciation and amortization	77,099	81,999
Gain on real estate disposition from continuing operations	(460)	(89)
Gain on real estate dispositions from discontinued operations	—	(395,801)
Impairment losses	47,424	27,837
FFO	$116,085	$116,606
Adjustments:
Severance arrangements	889	56
Write off of straight-line rent related to prior periods	2,434	70
Amortization of above (below) market lease intangibles, including ground leases	1,044	(434)
Loss on extinguishment of debt	3,367	28,751
Core FFO	$123,819	$145,049
Adjustments:
Deferred rent	1,535	—
Straight-line rental income	(9,695)	(15,665)
Amortization of discount of deferred liability	—	272
Amortization of deferred financing costs	1,679	3,425
Stock-based compensation	4,180	2,379
AFFO	$121,518	$135,460
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing to fund certain property acquisitions and we are exposed to such changes in the one-month Term SOFR. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election, and all of our interest rate swap agreements are indexed to SOFR. Our objectives in managing interest rate risk are to limit the impact of interest rate fluctuations on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
As of December 31, 2022, we had 12 interest rate swap agreements outstanding, which mature on various dates from April 2023 to January 2028, with an aggregate notional amount under the swap agreements of $485,000,000. Of the 12 interest rate swap agreements outstanding, three interest rate swap agreements with an aggregate notional amount of $150,000,000 have an effective date of May 1, 2023, and will replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023. As of December 31, 2022, the aggregate settlement asset value was $29,182,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $36,261,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of December 31, 2022, of the $583,000,000 total principal debt outstanding, $98,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 5.5% per annum. As of December 31, 2022, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $490,000 per year.

The following table summarizes our principal debt outstanding related to our credit facility as of December 31, 2022 (amounts in thousands):

December 31, 2022
Variable rate revolving line of credit	$8,000
Variable rate term loans fixed through interest rate swaps	485,000
Variable rate term loans	90,000
Total principal debt outstanding (1)	$583,000

(1)As of December 31, 2022, the weighted average interest rate on our total debt outstanding was 3.4%.
We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuation risks.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of

Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board, our officers and our employees. The policy may be located on our Investor website at https://investors.silarealtytrust.com by clicking on “About Us,” and then on “Governance Documents.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of real estate for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company assesses the recoverability of the carrying value of its real estate for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If the carrying amount of a real estate asset group exceeds its estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company recognized impairment losses of $47,424,000 during the year ended December 31, 2022, a portion of which related to real estate. The real estate balance was $1,880,082,000 as of December 31, 2022.
We identified the evaluation of real estate for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in the impairment tests, including the terminal capitalization rates used to estimate the undiscounted cash flows and the sales prices of comparable properties used to estimate the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s real estate impairment process, including controls related to the assumptions noted above. For certain properties, we performed sensitivity analyses over terminal capitalization rates to assess the impact of changes in that assumption to the undiscounted cashflows. In addition, for certain properties we involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing terminal capitalization rates used by the Company to estimate the undiscounted cash flows by comparing them to publicly available market data for comparable entities, and (2) evaluating the sales prices of comparable properties used by the Company to estimate the fair value, including adjustments to such transactions, by comparing them to publicly available market data for an independent selection of sales of similar properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Tampa, Florida
March 16, 2023

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate:
Land	$163,419	$163,992
Buildings and improvements, less accumulated depreciation of $209,118 and $165,784, respectively	1,716,663	1,648,685
Construction in progress	—	14,628
Total real estate, net	1,880,082	1,827,305
Cash and cash equivalents	12,917	32,359
Acquired intangible assets, less accumulated amortization of $90,239 and $71,067, respectively	167,483	181,639
Goodwill	21,710	23,284
Right-of-use assets	37,443	24,033
Other assets	100,167	66,365
Assets held for sale	—	22,570
Total assets	$2,219,802	$2,177,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,412 and $3,226, respectively	580,588	496,774
Accounts payable and other liabilities	30,619	39,597
Acquired intangible liabilities, less accumulated amortization of $5,923 and $4,444, respectively	11,946	12,962
Lease liabilities	41,554	26,394
Liabilities held for sale	—	698
Total liabilities	664,707	576,425
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 241,425,332 and 238,226,119 shares issued, respectively; 226,255,969 and 224,179,939 shares outstanding, respectively	2,263	2,242
Additional paid-in capital	2,024,176	2,004,404
Distributions in excess of accumulated earnings	(499,334)	(400,669)
Accumulated other comprehensive income (loss)	27,990	(4,847)
Total stockholders’ equity	1,555,095	1,601,130
Total liabilities and stockholders’ equity	$2,219,802	$2,177,555
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Rental revenue	$179,986	$172,838	$165,781
Expenses:
Rental expenses	17,950	17,712	16,397
General and administrative expenses	22,079	21,388	15,471
Internalization transaction expenses	—	—	3,640
Asset management fees	—	—	12,604
Depreciation and amortization	77,199	70,259	69,849
Impairment losses	47,424	27,837	—
Total expenses	164,652	137,196	117,961
Gain on real estate disposition	460	89	3,142
Interest and other expense, net	23,772	34,515	42,025
(Loss) income from continuing operations	(7,978)	1,216	8,937
Income from discontinued operations	—	401,444	27,839
Net (loss) income attributable to common stockholders	$(7,978)	$402,660	$36,776
Other comprehensive income (loss) - unrealized gain (loss) on interest rate swaps, net	32,837	15,597	(15,740)
Comprehensive income attributable to common stockholders	$24,859	$418,257	$21,036
Weighted average number of common shares outstanding:
Basic	225,320,043	223,325,293	221,436,617
Diluted	225,320,043	224,293,339	221,622,444
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.03)	$—	$0.04
Discontinued operations	—	1.80	0.13
Net (loss) income attributable to common stockholders	$(0.03)	$1.80	$0.17
Diluted:
Continuing operations	$(0.03)	$—	$0.04
Discontinued operations	—	1.79	0.13
Net (loss) income attributable to common stockholders	$(0.03)	$1.79	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	3,026,326	30	24,804	—	—	24,834
Vesting of restricted stock	172,887	—	—	—	—	—
Stock-based compensation	—	2	4,178	—	—	4,180
Other offering costs	—	—	(4)	—	—	(4)
Repurchase of common stock	(1,123,183)	(11)	(9,206)	—	—	(9,217)
Distributions to common stockholders	—	—	—	(90,687)	—	(90,687)
Other comprehensive income	—	—	—	—	32,837	32,837
Net loss	—	—	—	(7,978)	—	(7,978)
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	3,243,363	33	27,551	—	—	27,584
Vesting of restricted stock	24,955	—	—	—	—	—
Stock-based compensation	—	—	2,379	—	—	2,379
Distribution and servicing fees	—	—	639	—	—	639
Other offering costs	—	—	(9)	—	—	(9)
Repurchase of common stock	(1,133,901)	(11)	(9,517)	—	—	(9,528)
Distributions to common stockholders	—	—	—	(492,065)	—	(492,065)
Other comprehensive income	—	—	—	—	15,597	15,597
Net income	—	—	—	402,660	—	402,660
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	221,912,714	$2,219	$1,981,848	$(240,946)	$(4,704)	$1,738,417	$2	$1,738,419
Issuance of common stock under the distribution reinvestment plan	3,531,178	35	30,518	—	—	30,553	—	30,553
Vesting of restricted stock	10,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	437	—	—	437	—	437
Purchase of noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Distribution and servicing fees	—	—	51	—	—	51	—	51
Other offering costs	—	—	(40)	—	—	(40)	—	(40)
Repurchase of common stock	(3,408,870)	(34)	(29,453)	—	—	(29,487)	—	(29,487)
Distributions to common stockholders	—	—	—	(107,094)	—	(107,094)	—	(107,094)
Other comprehensive loss	—	—	—	—	(15,740)	(15,740)	—	(15,740)
Net income	—	—	—	36,776	—	36,776	—	36,776
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873	$—	$1,653,873

The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income attributable to common stockholders	$(7,978)	$402,660	$36,776
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	77,199	82,018	105,476
Amortization of deferred financing costs	1,679	3,425	3,884
Amortization of above- and below-market leases	484	(1,098)	(4,680)
Other amortization expenses	2,302	3,269	1,190
Gain on real estate disposition from continuing operations	(460)	(89)	(3,142)
Gain on real estate dispositions of discontinued operations	—	(395,801)	—
Loss on extinguishment of debt	3,367	28,751	—
Impairment losses	47,424	27,837	—
Straight-line rental income, net of write-offs	(7,261)	(15,665)	(21,323)
Stock-based compensation	4,180	2,379	437
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(170)	(4,521)	(3,795)
Other assets	909	3,777	(1,985)
Net cash provided by operating activities	121,675	136,942	112,838
Cash flows from investing activities:
Investments in real estate	(157,194)	(71,462)	(16,135)
Consideration paid for the internalization transaction	—	(15,000)	(25,000)
Proceeds from real estate disposition	22,822	1,308,009	28,542
Capital expenditures	(8,440)	(25,285)	(28,797)
Change in deposits and other costs for investments in real estate	—	(120)	(26)
Collection of notes receivable	—	30,700	—
Net cash (used in) provided by investing activities	(142,812)	1,226,842	(41,416)
Cash flows from financing activities:
Payments on notes payable	—	(453,422)	(3,923)
Proceeds from credit facility	845,000	15,000	140,000
Payments on credit facility	(762,000)	(453,000)	(110,000)
Payments for extinguishment of debt	(4)	(29,244)	—
Payments of deferred financing costs	(6,937)	(444)	(715)
Repurchase of common stock	(9,217)	(9,528)	(29,487)
Offering costs on issuance of common stock	(192)	(2,326)	(3,099)
Distributions to common stockholders	(65,310)	(465,849)	(76,517)
Purchase of noncontrolling interests	—	—	(2)
Net cash provided by (used in) financing activities	1,340	(1,398,813)	(83,743)
Net change in cash, cash equivalents and restricted cash	(19,797)	(35,029)	(12,321)
Cash, cash equivalents and restricted cash - Beginning of year	32,880	67,909	80,230
Cash, cash equivalents and restricted cash - End of year	$13,083	$32,880	$67,909
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $44, $395 and $669, respectively	$17,361	$38,558	$55,129
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$24,834	$27,584	$30,553
Change in accrued distributions to common stockholders	$543	$(1,368)	$24
Change in accounts payable and other liabilities related to capital expenditures and investments in real estate	$(3,705)	$(243)	$2,752
Right-of-use assets obtained in exchange for new lease liabilities	$15,305	$625	$3,914
Origination of note receivable related to real estate disposition	$—	$—	$28,000
Deferred internalization transaction purchase price	$—	$—	$14,674
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company invests in high-quality properties leased to long-term tenants. The Company is primarily focused on investing in strategic healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which, the Company believes, typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership and directly owns 100% of the Operating Partnership.
The Company formerly invested in data center properties and during the second quarter of 2021, the Company's board of directors, or the Board, made a determination to sell the Company's data center properties. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations. On July 22, 2021, the Company completed the sale of its data center segment, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in an aggregate amount of approximately $392,685,000. As a result of the Data Center Sale, the Company had no assets or liabilities related to the data center segment as of December 31, 2021, and subsequent. The operations of the data center segment have been classified as income from discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020.
Except as the context otherwise requires, the “Company” refers to Sila Realty Trust, Inc., the Operating Partnership and their wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the responsibility of management. These accounting policies conform to U.S. generally accepted accounting principles, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.
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
Restricted Cash
Restricted cash consists of cash held in escrow accounts for tenant and capital improvements in accordance with the respective tenants' lease agreements. Restricted cash is reported in other assets, in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of year:
Cash and cash equivalents	$32,359	$53,174	$69,342
Restricted cash	521	14,735	10,888
Cash, cash equivalents and restricted cash	$32,880	$67,909	$80,230

End of year:
Cash and cash equivalents	$12,917	$32,359	$53,174
Restricted cash	166	521	14,735
Cash, cash equivalents and restricted cash	$13,083	$32,880	$67,909
Investment in Real Estate
Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and improvements are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate assets. The Company considers the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated on a straight-line basis over each asset’s useful life. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years
Allocation of Purchase Price of Real Estate
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the year ended December 31, 2022, all of the Company's acquisitions were determined to be asset acquisitions.
The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets.
The amount allocated to in-place leases includes an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. These lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The amounts allocated to above-market and below-market leases are recorded based on the present value of the difference between: (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of current market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. These above-market and below market amounts are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market lease values related to that lease would be recorded as an adjustment to rental revenue.

Held for Sale
The Company classifies a real estate property as held for sale upon satisfaction of all of the following criteria: (i) management commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties; (iii) there is an active program to locate a buyer; (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year; (v) the property is being actively marketed for sale; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate property held for sale, as well as the amortization of any related intangible assets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated costs to sell.
Impairments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating whether the Company will recover the carrying value of the asset group through its undiscounted future cash flows, including eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, an impairment charge will be recorded to the extent that the carrying value exceeds the estimated fair value of the asset group.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, probability weighting of potential uses of the property, sale prices of comparable properties, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
In addition, we determine fair value by using a direct capitalization method, a discounted cash flow method using the assumptions noted above, or by utilizing comparable market information based on the view of a market participant. The use of alternative assumptions in these approaches could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
The Company accounts for goodwill in accordance with Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, and allocates its goodwill to its reporting units, which have been determined to be at the individual property level. Goodwill has an indefinite life and is not amortized.
The Company evaluates goodwill for impairment at least annually, as of the last day of each year, or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more-likely-than-not indicate that the fair value of a reporting unit is below its carrying value.
The Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Under a qualitative assessment, the impairment analysis for goodwill represents an evaluation of whether it is more-likely-than-not the reporting unit's fair value is less than its carrying value, including goodwill. If a qualitative analysis indicates that it is more-likely-than-not that the estimated carrying value of a reporting unit, including goodwill, exceeds its fair value, the Company performs the quantitative analysis. The quantitative analysis consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, the Company would then recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining and further modifying financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Deferred financing costs related to the term loan portion of the credit facility are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to the revolving line of credit are recorded in other assets, net, in the accompanying consolidated balance sheets.

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
Revenue Recognition and Tenant Receivables
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. Under ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or the SRP, allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. The SRP provides that all repurchases during any calendar year, including those redeemable upon death or a "Qualifying Disability" (as defined in the Company's SRP) of a stockholder, be limited to those that can be funded with equivalent proceeds raised from the DRIP during the prior calendar year and other operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Board, provided, however, that the Company limits the number of shares repurchased during any calendar year to 5.0% of the total number of shares of common stock outstanding as of December 31st of the previous calendar year. The SRP is subject to terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations and any amendments to the plan. In addition, the Board, in its sole discretion, may suspend (in whole or in part) the SRP at any time, and may amend, reduce, terminate or otherwise change the SRP upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
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
Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions to stockholders are determined by the Board and are dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT.
Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date. Forfeitures are accounted for as they occur.
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
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of December 31, 2022 and December 31, 2021, 100% of the Company's consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
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
In accordance with the fair value measurement guidance in Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate fluctuations. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert some of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as other comprehensive income (loss) - unrealized gain (loss) on interest rate swaps, net in the consolidated statements of comprehensive income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings.
Income Taxes
The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, it would be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.

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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2022, 2021 and 2020. The earliest tax year currently subject to examination is 2019.
Reclassifications
During the current year, the Company has determined that certain expenses, previously presented within general and administrative expenses, are more closely related to the operations of its properties. As a result, these amounts have been reclassified to rental expenses for all prior periods to conform to the current period presentation.
Note 3—Real Estate Investments
2022 Real Estate Property Acquisitions
During the year ended December 31, 2022, the Company purchased seven real estate properties in five separate transactions, or the 2022 Acquisitions, which were each determined to be asset acquisitions. The Company allocated the purchase price of the 2022 Acquisitions to tangible assets, consisting of land, building and improvements, tenant improvements, and acquired intangible assets and liabilities, consisting of in-place and above and below market leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred for the 2022 Acquisitions during the year ended December 31, 2022:

Property Description	Date Acquired	Ownership Percentage	Consideration Transferred (amount in thousands)
Yukon Healthcare Facility	03/10/2022	100%	$19,554
Pleasant Hills Healthcare Facility	05/12/2022	100%	14,303
Prosser Healthcare Facilities (1)	05/20/2022	100%	8,593
Tampa Healthcare Facility II	07/20/2022	100%	51,259
Escondido Healthcare Facility	07/21/2022	100%	63,485
Total			$157,194

(1)     The Prosser Healthcare Facilities consist of three healthcare properties.
The following table summarizes the Company's purchase price allocation of the 2022 Acquisitions during the year ended December 31, 2022 (amounts in thousands):

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

2022 Real Estate Property Disposition
On February 10, 2022, the Company sold one land parcel that formerly contained a healthcare property, or the 2022 Disposition, for a sale price of $24,000,000 and generated net proceeds of $22,701,000. For the year ended December 31, 2022, the Company recognized a gain on sale of $460,000, which is presented in gain on real estate disposition in the consolidated statements of comprehensive income.
Investment Risk Concentrations
As of December 31, 2022, the Company had one exposure to geographic concentration that accounted for greater than 10.0% of rental revenue for the year ended December 31, 2022. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas metropolitan statistical area accounted for 11.0% of rental revenue for the year ended December 31, 2022.
As of December 31, 2022, the Company had one exposure to tenant concentration that accounted for greater than 10.0% of rental revenue for the year ended December 31, 2022. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 15.2% of rental revenue for the year ended December 31, 2022.
Impairments of Real Estate, Goodwill, Acquired Intangible Assets and Acquired Intangible Liabilities
During the year ended December 31, 2022, the Company determined that triggering events occurred at several of its properties as a result of changes in market conditions and its tenants experiencing financial difficulties. As a result, the Company recorded impairment losses on real estate, including goodwill, in the aggregate amount of $47,424,000 related to its healthcare properties. In addition, during the year ended December 31, 2022, the Company recorded an impairment of in-place lease intangible assets in the amount of approximately $4,345,000. The fair values of these properties were determined based on the guidance in ASC 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related acquired intangible assets.
During the year ended December 31, 2021, the Company recorded impairment losses on real estate, including goodwill, in the aggregate amount of $27,837,000 related to one healthcare property held for use, one healthcare property classified as held for sale and one land parcel that formerly contained a healthcare property classified as held for sale. The fair value of the properties with impairment charges during the year ended December 31, 2021, were determined based on the guidance in ASC 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related acquired intangible assets. The impaired properties for the year ended December 31, 2021 have all been subsequently sold.
No impairment losses were recorded on real estate or goodwill during the year ended December 31, 2020. During the year ended December 31, 2020, the Company recognized impairments of in-place lease intangible assets in the amount of $1,504,000 and above-market lease intangible assets in the amount of approximately $344,000.
Impairments on real estate and goodwill are recorded as impairment losses in the accompanying consolidated statements of comprehensive income. Impairments of the in-place leases are included in depreciation and amortization in the accompanying consolidated statements of comprehensive income. Impairments of the above-market leases are recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income.
In addition, during the year ended December 31, 2020, the Company recognized impairments of lease intangibles of $1,215,000 related to a data center tenant, which is included in income from discontinued operations in the accompanying consolidated statements of comprehensive income.
The following table summarizes the rollforward of goodwill for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$23,284	$23,955
Impairment losses	(1,574)	(671)
Balance at end of year	$21,710	$23,284
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
The operations reflected in income from discontinued operations (which consisted solely of the Company's former data center segment) on the consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020, were as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Revenue:
Rental revenue	$57,903	$110,755
Lease termination revenue	7,075	—
Total revenue	64,978	110,755
Expenses:
Rental expenses	15,737	28,346
Asset management fees	—	5,310
Depreciation and amortization	11,759	35,634
Total expenses	27,496	69,290
Interest and other expense, net (1)	31,839	13,626
Income from discontinued operations	5,643	27,839
Gain on real estate dispositions	395,801	—
Net income from discontinued operations attributable to common stockholders	$401,444	$27,839

(1)    Interest expense attributable to discontinued operations for the years ended December 31, 2021 and December 31, 2020 was $31,856,000 and $13,741,000, respectively, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the Data Center Sale, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment and incurred approximately $23,738,000 of debt extinguishment costs related to the data center properties.
Capital expenditures on a cash basis for the years ended December 31, 2021, and 2020 were $2,763,000 and $3,945,000, respectively, related to properties classified within discontinued operations.
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

Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2022 and 2021 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2022	December 31, 2021
In-place leases, net of accumulated amortization of $83,788 and $66,579, respectively (with a weighted average remaining life of 8.9 years and 9.5 years, respectively)	$155,365	$168,012
Above-market leases, net of accumulated amortization of $6,451 and $4,488, respectively (with a weighted average remaining life of 7.9 years and 8.8 years, respectively)	12,118	13,627
	$167,483	$181,639
The aggregate weighted average remaining life of the acquired intangible assets was 8.8 years and 9.5 years as of December 31, 2022 and 2021, respectively.
Amortization of acquired intangible assets was $27,389,000, $23,157,000 and $23,876,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2022, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2023	$22,221
2024	21,195
2025	19,204
2026	17,503
2027	15,926
Thereafter	71,434
$167,483
Note 6—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of December 31, 2022 and 2021 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2022	December 31, 2021
Below-market leases, net of accumulated amortization of $5,923 and $4,444, respectively (with a weighted average remaining life of 8.4 years and 9.3 years, respectively)	$11,946	$12,962
Amortization of below-market leases was $1,479,000, $1,322,000 and $1,207,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the acquired intangible liabilities as of December 31, 2022, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2023	$1,494
2024	1,494
2025	1,494
2026	1,475
2027	1,450
Thereafter	4,539
$11,946

Note 7—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2022, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2023	$172,907
2024	174,299
2025	170,346
2026	163,441
2027	159,797
Thereafter	938,204
Total	$1,778,994
Lessee
The Company is subject to various non-cancellable operating ground lease agreements on which certain of its properties reside. In addition, the Company has non-cancellable corporate-related operating leases.
The Company's operating leases do not provide implicit interest rates. In order to calculate the present value of the remaining operating payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating leases.
The Company's right-of-use assets classified as operating leases are recorded in right-of-use assets on the consolidated balance sheets.
The future rent payments, discounted by the Company's IBRs, under non-cancellable leases in effect as of December 31, 2022, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Operating
2023	$2,675
2024	2,746
2025	2,768
2026	2,715
2027	2,681
Thereafter	107,456
Total undiscounted rental payments	121,041
Less imputed interest	(79,487)
Total lease liabilities	$41,554
Weighted average IBR	5.5%
Weighted average remaining lease term	37.5 years

The following table provides details of the Company's total lease costs for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

		Year Ended December 31,
	Location in Consolidated Statements of Comprehensive Income	2022	2021	2020
Operating lease costs:
Ground lease costs (1)	Rental expenses	$2,246	$1,846	$1,741
Ground lease costs (2)	Income from discontinued operations	—	414	880
Corporate operating lease costs	General and administrative expenses	741	1,129	264
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$531	$1,067	$270

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying consolidated statements of comprehensive income.
(2)Amount relates to lease costs attributable to operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.
Note 8—Other Assets
Other assets consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $889 and $8,332, respectively	$3,178	$482
Leasing commissions, net of accumulated amortization of $167 and $121, respectively	775	780
Restricted cash	166	521
Tenant receivables	1,736	1,851
Straight-line rent receivable	62,457	55,725
Prepaid and other assets	3,865	4,835
Derivative assets	27,990	2,171
	$100,167	$66,365
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2022, 2021, and 2020 was $1,087,000, $1,430,000 and $1,206,000, respectively, which was recorded as interest and other expense, net, in the accompanying consolidated statements of comprehensive income.

Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$5,387	$9,409
Accrued interest expense	1,941	1,626
Accrued property taxes	2,421	2,913
Accrued personnel costs	3,940	4,198
Distribution and servicing fees	—	182
Distributions payable to stockholders	7,719	7,355
Performance DSUs distributions payable	573	394
Tenant deposits	877	802
Deferred rental income	7,761	7,100
Derivative liabilities	—	5,618
	$30,619	$39,597
Note 10—Credit Facility
The Company's outstanding credit facility as of December 31, 2022 and 2021 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate	December 31, 2022	December 31, 2021
Variable rate revolving line of credit	5.47%	$8,000	$—
Variable rate term loans fixed through interest rate swaps	2.95%	485,000	400,000
Variable rate term loans	5.47%	90,000	100,000
Total credit facility, principal amount outstanding	3.37%	583,000	500,000
Unamortized deferred financing costs related to the term loan credit facility		(2,412)	(3,226)
Total credit facility, net of deferred financing costs		$580,588	$496,774
Significant activities regarding the credit facility during the year ended December 31, 2022, include:
•On February 15, 2022, the Company, the Operating Partnership and certain of the Company's subsidiaries, entered into a senior unsecured revolving credit agreement, or the Revolving Credit Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments available of up to $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of April 27, 2022, with the option to extend for one twelve-month period. The Company did not exercise the option to extend. Upon closing of the Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit. Simultaneously with the Revolving Credit Agreement’s execution, on February 15, 2022, the Company, the Operating Partnership, and certain of the Company's subsidiaries, entered into a senior unsecured term loan agreement, or the 2024 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders. The 2024 Term Loan Agreement was fully funded at closing, and is made up of aggregate commitments of $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including a payment of an extension fee. The 2024 Term Loan Agreement was entered into to replace the Company's prior term loan, which was paid off in its entirety upon closing of the Revolving Credit Agreement and the 2024 Term Loan Agreement.
•In connection with the repayment of our prior credit facility, the Company recognized a loss on extinguishment of debt of $3,367,000 during the year ended December 31, 2022, which included loan costs in the amount of $4,000 and accelerated unamortized debt issuance costs of $3,363,000. The loss on extinguishment of debt was recognized in interest and other expense, net, in the accompanying condensed consolidated statements of comprehensive income.
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
•During the year ended December 31, 2022, the Company drew $70,000,000 on the Revolving Credit Agreement to fund acquisitions and repaid $57,000,000 on the Revolving Credit Agreement, with proceeds from dispositions and cash flows from operations.
The principal payments due on the Unsecured Credit Facility as of December 31, 2022, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2023	$—
2024	300,000
2025	—
2026	8,000
2027	—
Thereafter	275,000
$583,000
The proceeds of the loans made under the Unsecured Credit Facility may be used to finance the purchase of properties, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate, and for general corporate and working capital purposes. The Company may prepay the loans at any time, subject to certain notice requirements.
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
The Unsecured Credit Facility contains customary financial and operating covenants, including covenants relating to a maximum consolidated leverage ratio, maximum secured leverage ratio, fixed charge coverage ratio, minimum consolidated tangible net worth, maximum distribution/payout ratio, covenants restricting the issuance of debt, imposition of liens, and entering into affiliate transactions.
Note 11—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and accrued liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $583,000,000 and $500,000,000, which approximated its fair value due to the variable nature of the terms as of December 31, 2022 and 2021, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,990	$—	$27,990
Total assets at fair value	$—	$27,990	$—	$27,990

	December 31, 2021
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$2,171	$—	$2,171
Total assets at fair value	$—	$2,171	$—	$2,171
Liabilities:
Derivative liabilities	$—	$5,618	$—	$5,618
Total liabilities at fair value	$—	$5,618	$—	$5,618
Derivative assets and liabilities are reported in the consolidated balance sheets as other assets, and accounts payable and other liabilities, respectively.

Real Estate Assets—Due to the impairment of real estate assets which occurred during the year ended December 31, 2022, the Company has estimated the fair values of these assets using significant unobservable inputs through particular valuation techniques (Level 3). The fair values of real estate assets were determined by using comparable sales information. The comparable sales technique uses estimates of properties similar to the subject property and adjusts those using actual sales of comparable properties for differences in characteristics. The nature and amount of the adjustments made for the difference in characteristics were considered significant and thus are classified within Level 3 of the fair value hierarchy.
The following table shows the fair value of the Company's real estate assets, including acquired intangible assets measured at fair value on a non-recurring basis as of December 31, 2022 (amounts in thousands):

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses (1)
Real estate assets	$—	$—	$13,898	$13,898	$51,769

(1)Amount includes impairment of in-place lease intangible assets in the amount of approximately $4,345,000.
The following table sets forth quantitative information about the significant unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2022:

Significant Unobservable Inputs	December 31, 2022
Comparable sale price per square foot	$5.01	–	$6.56
Note 12—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to current and terminated derivatives will be reclassified to interest and other expense, net, as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $18,078,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to earnings. During the year ended December 31, 2021, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a gain of $67,000.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates (2), (3)	Maturity Dates (2)	December 31, 2022			December 31, 2021
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	04/27/2023 to 01/31/2028	$485,000	$27,990	$—	$400,000	$2,171	$(5,618)

(1)     Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
(2)    In May 2022, the Company entered into bilateral agreements with its swap counterparties to transition all of its interest rate swap agreements to SOFR. The Company made various ASC 848 elections related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a de-designation of these hedging relationships. As of June 30, 2022, all of the Company's interest rate swap agreements were indexed to SOFR.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and losses recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income	Amount of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income	Total Amount of Line Item in Consolidated Statements of Comprehensive Income
Year Ended December 31, 2022
Interest rate swaps - continuing operations	$32,317	Interest and other expense, net	$(520)	$23,772
Year Ended December 31, 2021
Interest rate swaps - continuing operations	$5,956	Interest and other expense, net	$(8,031)	$34,515
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,647)	401,444
Total	$5,919		$(9,678)
Year Ended December 31, 2020
Interest rate swaps - continuing operations	$(19,676)	Interest and other expense, net	$(6,263)	$42,025
Interest rate swaps - discontinued operations	(3,907)	Income from discontinued operations	(1,580)	27,839
Total	$(23,583)		$(7,843)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2022, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2022, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2022 and December 31, 2021 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2022	$27,990	$—	$27,990	$—	$—	$27,990
December 31, 2021	$2,171	$—	$2,171	$(1,023)	$—	$1,148

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2022	$—	$—	$—	$—	$—	$—
December 31, 2021	$5,618	$—	$5,618	$(1,023)	$—	$4,595
Note 13—Stockholders' Equity
Distributions Paid and Distributions Payable
The Company declared distributions per share of common stock in the amounts of $0.40, $2.19 and $0.48 for the years ended December 31, 2022, 2021 and 2020, respectively. The distributions declared for the year ended December 31, 2021, includes a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021. As of December 31, 2022, the Company had distributions payable of approximately $7,719,000. Of these distributions payable, approximately $5,592,000 was paid in cash and approximately $2,127,000 was reinvested in shares of common stock pursuant to the DRIP on January 6, 2023.
Share Repurchase Program
During the year ended December 31, 2022, the Company repurchased 1,123,183 Class A shares, Class I shares and Class T shares of common stock (981,772 Class A shares, 31,666 Class I shares and 109,745 Class T shares), or 0.50% of shares outstanding as of December 31, 2021, for an aggregate purchase price of approximately $9,217,000 (an average of $8.21 per share). During the year ended December 31, 2021, the Company repurchased 1,133,901 Class A shares, Class I shares and Class T shares of common stock (1,055,054 Class A shares, 11,836 Class I shares and 67,011 Class T shares), or 0.51% of shares outstanding as of December 31, 2020, for an aggregate purchase price of approximately $9,528,000 (an average of $8.40 per share).

Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the year ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Unrealized (Loss) Income on Derivative Instruments
Balance as of December 31, 2019	$(4,704)
Other comprehensive loss before reclassification	(23,583)
Amount of loss reclassified from accumulated other comprehensive loss to net income	7,843
Other comprehensive loss	(15,740)
Balance as of December 31, 2020	(20,444)
Other comprehensive income before reclassification	5,919
Amount of loss reclassified from accumulated other comprehensive loss to net income	9,678
Other comprehensive income	15,597
Balance as of December 31, 2021	(4,847)
Other comprehensive income before reclassification	32,317
Amount of loss reclassified from accumulated other comprehensive (loss) income to net (loss) income	520
Other comprehensive income	32,837
Balance as of December 31, 2022	$27,990
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Loss Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2022	2021	2020
Interest rate swap contracts - continuing operations	$520	$8,031	$6,263	Interest and other expense, net
Interest rate swap contracts - discontinued operations	—	1,647	$1,580	Income from discontinued operations
Interest rate swap contracts	$520	$9,678	$7,843
Note 14—Earnings Per Share
For the years ended December 31, 2022 and 2021, diluted earnings per share was computed the same as basic earnings per share, because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 1,341,000 and 968,000, respectively, related to non-vested shares of restricted common stock and performance-based equity awards, or Performance DSUs, anti-dilutive. For the year ended December 31, 2020, diluted earnings per share reflected the effect of approximately 186,000 of non-vested shares of restricted common stock that were outstanding.
Note 15—Stock-based Compensation
The Board has authorized a total of 5,000,000 Class A shares of common stock for issuance under the A&R Incentive Plan on a fully diluted basis at any time. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, encumbered, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period.
The Company recognized accelerated stock-based compensation expense of $326,000 during the year ended December 31, 2022. The Company recognized total stock-based compensation expense of approximately $4,180,000, $2,379,000 and $437,000, respectively, for the years ended December 31, 2022, 2021 and 2020, which is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
As of December 31, 2022 and 2021, there was $6,834,000 and $5,886,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock and Performance DSUs. This expense is expected to be recognized over a remaining weighted average period of 2.02 years. This expected expense does not include the impact of any future stock-based compensation awards.

The fair value of each restricted stock and Performance DSU award is estimated based on the most recent Estimated Per Share NAV. As of December 31, 2022 and 2021, the fair value of the nonvested shares of restricted Class A common stock and Performance DSUs was $11,703,000 and $7,991,000, respectively. A summary of the status of the nonvested shares of restricted Class A common stock and Performance DSUs as of December 31, 2021 and the changes for the year ended December 31, 2022 is presented below:

Restricted Stock and and Performance DSUs	Shares
Nonvested restricted Class A common stock and Performance DSUs at December 31, 2021	974,558
Vested Class A common stock	(167,500)
Vested Performance DSUs	(5,387)
Forfeited restricted Class A common stock	(16,344)
Forfeited Performance DSUs	(15,438)
Granted restricted Class A common stock	335,854
Granted Performance DSUs	317,947
Nonvested restricted Class A common stock and Performance DSUs at December 31, 2022	1,423,690
Note 16—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Character of Distributions (1):	2022	2021	2020
Ordinary dividends	40.94%	27.91%	—%
Capital gain distributions	—%	—%	—%
Nontaxable distributions	59.06%	72.09%	100.00%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Special Distribution (1):	2022	2021	2020
Ordinary dividends	—%	12.39%	—%
Capital gain distributions	—%	86.66%	—%
Nontaxable distributions	—%	0.95%	—%
Total	—%	100.00%	—%

(1)Attributable to Class A shares, Class I shares, Class T shares and Class T2 shares of common stock.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2022, 2021 and 2020. The earliest tax year currently subject to examination is 2019.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2022, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.

Note 17—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2022, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2022 and 2021. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$43,905	$46,881	$44,918	$44,282
Total expenses	(72,837)	(27,991)	(28,568)	(35,256)
Gain on real estate disposition	—	—	—	460
Interest and other expense, net	(5,830)	(5,498)	(4,329)	(8,115)
(Loss) income from operations	(34,762)	13,392	12,021	1,371
Net (loss) income attributable to common stockholders	$(34,762)	$13,392	$12,021	$1,371
Net (loss) income per common share attributable to common stockholders:
Basic:
Net (loss) income attributable to common stockholders	$(0.15)	$0.06	$0.05	$0.01
Diluted:
Net (loss) income attributable to common stockholders	$(0.15)	$0.06	$0.05	$0.01
Weighted average number of common shares outstanding:
Basic	226,112,737	225,638,485	225,008,452	224,499,307
Diluted	226,112,737	226,957,015	226,362,977	225,865,366

	2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$43,606	$43,063	$43,747	$42,422
Total expenses	(27,138)	(36,872)	(34,462)	(38,724)
Gain on real estate disposition	89	—	—	—
Interest and other expense, net	(4,480)	(11,737)	(9,534)	(8,764)
Income (loss) from continuing operations	12,077	(5,546)	(249)	(5,066)
Income from discontinued operations	—	377,191	16,305	7,948
Net income attributable to common stockholders	$12,077	$371,645	$16,056	$2,882
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.05	$(0.03)	$—	$(0.02)
Discontinued operations	—	1.69	0.07	0.03
Net income attributable to common stockholders	$0.05	$1.66	$0.07	$0.01
Diluted:
Continuing operations	$0.05	$(0.03)	$—	$(0.02)
Discontinued operations	—	1.69	0.07	0.03
Net income attributable to common stockholders	$0.05	$1.66	$0.07	$0.01
Weighted average number of common shares outstanding:
Basic	224,054,323	223,661,774	223,082,912	222,481,179
Diluted	225,031,906	223,661,774	223,082,912	222,481,179

Note 19—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on January 6, 2023, for the period from December 1, 2022 through December 31, 2022 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
January 6, 2023	Class A	$4,506	$1,249	$5,755
January 6, 2023	Class I	338	231	569
January 6, 2023	Class T	748	647	1,395
		$5,592	$2,127	$7,719
The following table summarizes the Company's distributions paid to stockholders on February 6, 2023, for the period from January 1, 2023 through January 31, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
February 6, 2023	Class A	$4,522	$1,245	$5,767
February 6, 2023	Class I	339	231	570
February 6, 2023	Class T	748	649	1,397
		$5,609	$2,125	$7,734
The following table summarizes the Company's distributions paid to stockholders on March 6, 2023, for the period from February 1, 2023 through February 28, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
March 6, 2023	Class A	$4,081	$1,123	$5,204
March 6, 2023	Class I	307	209	516
March 6, 2023	Class T	675	587	1,262
		$5,063	$1,919	$6,982
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to December 31, 2022:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
January 18, 2023	Class A	$0.00109589	$0.40
January 18, 2023	Class I	$0.00109589	$0.40
January 18, 2023	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
February 17, 2023	Class A	$0.00109589	$0.40
February 17, 2023	Class I	$0.00109589	$0.40
February 17, 2023	Class T	$0.00109589	$0.40

Authorization Date (3)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
March 15, 2023	Class A	$0.00109589	$0.40
March 15, 2023	Class I	$0.00109589	$0.40
March 15, 2023	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on February 1, 2023 and ending on February 28, 2023. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in February 2023 were paid in March 2023. The distributions are payable to stockholders from legally available funds therefor.

(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on March 1, 2023 and ending on March 31, 2023. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in March 2023 will be paid in April 2023. The distributions will be payable to stockholders from legally available funds therefor.
(3)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on April 1, 2023 and ending on April 30, 2023. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in April 2023 will be paid in May 2023. The distributions will be payable to stockholders from legally available funds therefor.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2022
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$857	1993	—	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	89	356	3,256	3,612	804	2001	—	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	1,175	2004	—	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—	(a)	4,049	19,991	3,247	4,049	23,238	27,287	4,970	1973	1997	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	7,508	2014	—	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(a)	367	1,587	201	367	1,788	2,155	621	2014	—	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	620	2009	—	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	4,254	2014	—	02/17/2015
Clarion Healthcare Facility	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	1,371	2012	—	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	3,983	2015	—	06/05/2015
Augusta Healthcare Facility	Augusta, ME	—	(a)	556	14,401	103	556	14,504	15,060	3,042	2010	—	07/22/2015
Cincinnati Healthcare Facility II	Cincinnati, OH	—	(a)	1,812	24,382	(14,422)	943	10,829	11,772	—	1960	2014	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	2,031	2014	—	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	1,960	2014	—	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	1,235	2004	—	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	4,070	2007	—	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	1,509	2003	—	07/30/2015
Omaha Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	1,856	2014	—	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	4,429	2005	2010	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	599	2005	—	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	1,725	1998	2007/2015	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	—	(a)	4,626	30,509	—	4,626	30,509	35,135	5,834	1985	1998/2003	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	1,701	1994	1999	12/29/2015
Edmond Healthcare Facility	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	655	2002	—	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	227	2006	—	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(a)	368	2,344	—	368	2,344	2,712	480	2007	—	01/27/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	245	1995	1999	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	2,524	2008	—	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—	(a)	2,724	7,626	29,844	2,726	37,468	40,194	4,098	2018	—	03/01/2016
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(a)	896	3,684	—	896	3,684	4,580	760	2007	—	03/07/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	—	(a)	3,203	32,380	—	3,203	32,380	35,583	5,558	2016	—	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	2,985	2017	—	06/24/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	2,605	1997	2008	06/30/2016
Marlton Healthcare Facility	Marlton, NJ	—	(a)	—	57,154	5	—	57,159	57,159	8,755	1995	—	11/01/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	—	(a)	2,533	39,487	1,034	2,533	40,521	43,054	7,150	2008	—	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(a)	975	4,963	716	1,002	5,652	6,654	967	1992	2,016	12/22/2016
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	19	973	9,651	10,624	1,507	2002	—	03/30/2017

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2022
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Allen Healthcare Facility	Allen, TX	—	(a)	857	20,582	—	857	20,582	21,439	3,209	2007	—	03/31/2017
Austin Healthcare Facility	Austin, TX	—	(a)	1,368	32,039	—	1,368	32,039	33,407	4,996	2012	—	03/31/2017
Beaumont Healthcare Facility	Beaumont, TX	—	(a)	946	8,372	—	946	8,372	9,318	1,313	1991	—	03/31/2017
San Antonio Healthcare Facility	San Antonio, TX	—	(a)	1,813	11,706	—	1,813	11,706	13,519	1,759	1984	—	06/29/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	15	1,530	7,521	9,051	1,237	2005	—	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	885	2007	—	09/20/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	235	1,251	16,113	17,364	2,928	2002	—	12/21/2017
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	39	1,995	5,909	7,904	771	2015	—	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	1,428	2015	—	06/08/2018
Indianola Healthcare Facility	Indianola, IA	—	(a)	330	5,698	67	330	5,765	6,095	669	2014	—	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	733	2011	—	09/26/2018
Benton Healthcare Facility	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	2,177	1992/1999	2012	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	209	1983	—	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(a)	930	3,539	—	930	3,539	4,469	446	1995	—	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	270	2009	—	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	158	336	22,490	22,826	2,920	2008	—	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	730	2004	—	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	366	1992	—	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	323	2016	—	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	1,083	1998	—	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	83	—	23,760	23,760	2,157	1998	—	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	1,211	2013	—	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	540	1998	—	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	3,293	2012	—	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	1,056	2013	—	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	2,152	2008	—	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	419	2007	—	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	209	2011	—	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,807)	2,195	5,761	7,956	489	2006	—	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	145	2010	—	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—	(a)	1,199	4,373	—	1,199	4,373	5,572	371	2002	2005	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	3,270	2012	—	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	1,362	1984	—	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—	(a)	400	1,536	—	400	1,536	1,936	146	2004	2010	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	2,211	2011	—	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	176	2005	—	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	2,688	1962	2018	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—	(a)	2,659	9,016	—	2,659	9,016	11,675	748	2009	—	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—	(a)	139	1,910	—	139	1,910	2,049	167	1999	—	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	2,035	1994	2009	10/04/2019
Fort Myers Healthcare Facility	Fort Myers, FL	—	(a)	2,153	2,387	—	2,153	2,387	4,540	246	1999	—	10/04/2019
Fort Myers Healthcare Facility II	Fort Myers, FL	—	(a)	3,557	11,064	—	3,557	11,064	14,621	1,063	2010	2022	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2022
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—	(a)	385	3,182	—	385	3,182	3,567	277	2005	—	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—	(a)	342	950	—	342	950	1,292	93	1993	2019	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,653	—	26,767	26,767	2,926	2010	2020	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	—	383	5,355	5,738	484	2010	—	10/04/2019
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	2,019	2006	—	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	1,021	2004	—	10/04/2019
Harlingen Healthcare Facility	Harlingen, TX	—	(a)	—	10,628	(10,378)	—	250	250	—	2007	—	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—	(a)	839	2,390	—	839	2,390	3,229	217	2000	—	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	481	1998	2018	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	202	2011	—	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—	(a)	1,233	6,173	—	1,233	6,173	7,406	540	2009	—	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	2,947	2004	2005	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—	(a)	636	1,784	—	636	1,784	2,420	198	2008	—	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—	(a)	651	5,323	—	651	5,323	5,974	460	2007	—	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—	(a)	441	2,956	—	441	2,956	3,397	268	2002	—	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	—	5,210	39,939	45,149	3,264	2003	—	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	185	2003	—	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	1,012	1964	2010	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	110	2008	—	10/04/2019
New Bedford Healthcare Facility	New Bedford, MA	—	(a)	2,464	26,297	(27,522)	115	1,124	1,239	—	1942	1995	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	945	2007	—	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	1,229	1965	2000	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	930	2007	—	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	—	413	2,044	2,457	207	2010	—	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—	(a)	582	5,927	—	582	5,927	6,509	548	2005	—	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—	(a)	2,286	5,481	—	2,286	5,481	7,767	497	2008	—	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	1,854	2012	—	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	2,576	1987	—	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	1,023	3,273	20,720	23,993	1,849	2017	—	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—	(a)	741	3,049	—	741	3,049	3,790	249	2003	—	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—	(a)	2,300	20,186	—	2,300	20,186	22,486	1,653	2014	—	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	84	2007	—	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	1,078	2013	—	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	1,074	1998	—	10/04/2019
Webster Healthcare Facility II	Webster, TX	—	(a)	7,371	243,983	4,584	7,371	248,567	255,938	19,913	2014	2019	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	—	821	4,139	4,960	388	2012	—	10/04/2019
Yucca Valley Healthcare Facility	Yucca Valley, CA	—	(a)	901	4,788	—	901	4,788	5,689	465	2009	—	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—	(a)	—	—	25,324	—	25,324	25,324	1,102	2021	—	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—	(a)	1,763	—	8,177	1,763	8,177	9,940	668	2020	—	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(a)	831	3,690	—	831	3,690	4,521	309	2018	—	02/19/2020

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2022
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Tampa Healthcare Facility	Tampa, FL	—	(a)	—	10,297	—	—	10,297	10,297	794	2015	—	09/08/2020
Tucson Healthcare Facility IV	Tucson, AZ	—		—	58	17,445	—	17,503	17,503	558	2022	—	12/22/2020
Greenwood Healthcare Facility	Greenwood, IN	—	(a)	1,603	22,588	—	1,603	22,588	24,191	1,004	2008	2018	04/19/2021
Clive Healthcare Facility II	Clive, IA	—	(a)	1,555	17,898	—	1,555	17,898	19,453	547	2008	—	12/08/2021
Clive Healthcare Facility III	Clive, IA	—	(a)	843	12,299	—	843	12,299	13,142	322	2008	—	12/08/2021
Clive Healthcare Facility IV	Clive, IA	—	(a)	720	7,863	—	720	7,863	8,583	255	2009	2018	12/08/2021
Clive Undeveloped Land	Clive, IA	—		1,061	—	—	1,061	—	1,061	—	—	—	12/08/2021
Clive Undeveloped Land II	Clive, IA	—		460	—	—	460	—	460	—	—	—	12/08/2021
Yukon Healthcare Facility	Yukon, OK	—		1,288	16,779	—	1,288	16,779	18,067	369	2020	—	03/10/2022
Pleasant Hills Healthcare Facility	Pleasant Hills, PA	—		922	12,905	—	922	12,905	13,827	270	2015	—	05/12/2022
Prosser Healthcare Facility I	Prosser, WA	—		282	1,933	—	282	1,933	2,215	40	2020	—	05/20/2022
Prosser Healthcare Facility II	Prosser, WA	—		95	3,374	—	95	3,374	3,469	68	2013	2019	05/20/2022
Prosser Healthcare Facility III	Prosser, WA	—		59	2,070	—	59	2,070	2,129	41	2013	—	05/20/2022
Tampa Healthcare Facility II	Tampa, FL	—		—	47,042	—	—	47,042	47,042	572	2022	—	07/20/2022
Escondido Healthcare Facility	Escondido, CA	—		—	57,675	—	—	57,675	57,675	680	2021	—	07/21/2022
		$—		$167,362	$1,857,705	$64,133	$163,419	$1,925,781	$2,089,200	$209,118

(a)Property is contributed to the pool of unencumbered properties of the Company's credit facility. As of December 31, 2022, 124 commercial real estate properties were contributed to the pool of unencumbered properties under the Company's credit facility and we had an outstanding principal balance of $583,000,000.
(b)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(c)The aggregated cost for federal income tax purposes is approximately $2,284,522,000 (unaudited).
(d)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.

NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Real Estate:
Balance at beginning of year	$2,015,330	$2,890,958	$2,896,766
Additions:
Acquisitions	144,424	66,890	14,876
Improvements	4,735	23,288	31,260
Other adjustments	182	978	—
Deductions:
Impairment	(53,230)	(29,673)	—
Dispositions	(22,241)	(936,594)	(51,944)
Other adjustments	—	(517)	—
Balance at end of year	$2,089,200	$2,015,330	$2,890,958

Accumulated Depreciation:
Balance at beginning of year	$(165,784)	$(197,134)	$(128,304)
Additions:
Depreciation	(51,584)	(56,999)	(69,623)
Deductions:
Impairment	8,250	2,507	—
Dispositions	—	85,325	793
Other adjustments	—	517	—
Balance at end of year	$(209,118)	$(165,784)	$(197,134)

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

10.1†
Form of Amended Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

10.2
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

10.5
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

10.6
Term Loan Agreement, dated as of May 17, 2022, by and among Sila Realty Trust, Inc., as Borrower, the lenders from time to time as party to the Term Loan Agreement, Truist Bank, as Administrative Agent, and Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC as Joint Lead Arrangers and and Joint Book Runners (included as exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 18, 2022, and incorporated herein by reference).

10.7
Guaranty Agreement, dated as of May 17, 2022, by and among Sila Realty Operating Partnership, LP, Sila Operating Partnership, LP, and Sila REIT, LLC, each a Required Guarantor, and collectively, the Required Guarantors, and each of the subsidiaries of Sila Realty Trust, Inc., as Borrower, that are signatories to the agreement and each additional guarantor that may become a party to the Guaranty Agreement, individually and collectively, jointly and severally, the Guarantors, to and for the benefit of Truist Bank, as Administrative Agent, for itself and the lenders listed in the Guaranty Agreement Runners (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on May 18, 2022, and incorporated herein by reference).

10.8†
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.9†
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

SILA REALTY TRUST, INC.
(Registrant)

Date: March 16, 2023	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2023	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	March 16, 2023
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer, Executive Vice President and Treasurer	March 16, 2023
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chairman of the Board of Directors	March 16, 2023
Jonathan Kuchin

/s/ Z. JAMIE BEHAR	Director	March 16, 2023
Z. Jamie Behar

/s/ ADRIENNE KIRBY	Director	March 16, 2023
Adrienne Kirby

/s/ VERETT MIMS	Director	March 16, 2023
Verett Mims

/s/ ROGER PRATT	Director	March 16, 2023
Roger Pratt