Form 10-Q
period 2023-03-31
Sila Realty Trust, Inc.
filed 2023-05-04
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 27, 2023, there were approximately 168,782,000 shares of Class A common stock, 16,854,000 shares of Class I common stock, 41,302,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Real estate:
Land	$162,477	$163,419
Buildings and improvements, less accumulated depreciation of $222,147 and $209,118, respectively	1,693,079	1,716,663
Total real estate, net	1,855,556	1,880,082
Cash and cash equivalents	22,230	12,917
Intangible assets, less accumulated amortization of $95,945 and $90,239, respectively	161,300	167,483
Goodwill	21,366	21,710
Right-of-use assets	37,179	37,443
Other assets	99,715	100,167
Total assets	$2,197,346	$2,219,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,266 and $2,412, respectively	572,734	580,588
Accounts payable and other liabilities	29,204	30,619
Intangible liabilities, less accumulated amortization of $6,297 and $5,923, respectively	11,572	11,946
Lease liabilities	41,425	41,554
Total liabilities	654,935	664,707
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 242,275,574 and 241,425,332 shares issued, respectively; 226,680,140 and 226,255,969 shares outstanding, respectively	2,267	2,263
Additional paid-in capital	2,028,079	2,024,176
Distributions in excess of accumulated earnings	(507,661)	(499,334)
Accumulated other comprehensive income	19,726	27,990
Total stockholders’ equity	1,542,411	1,555,095
Total liabilities and stockholders’ equity	$2,197,346	$2,219,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental revenue	$49,644	$44,282
Expenses:
Rental expenses	4,850	4,319
General and administrative expenses	6,103	5,562
Depreciation and amortization	18,552	17,988
Impairment losses	344	7,387
Total expenses	29,849	35,256
Gain on real estate disposition	21	460
Interest and other expenses, net	5,616	8,115
Net income attributable to common stockholders	$14,200	$1,371
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(8,264)	12,855
Comprehensive income attributable to common stockholders	$5,936	$14,226
Weighted average number of common shares outstanding:
Basic	226,561,734	224,499,307
Diluted	228,404,279	225,865,366
Net income per common share attributable to common stockholders:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Distributions declared per common share	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	750,790	7	6,166	—	—	6,173
Vesting of restricted stock	99,451	—	—	—	—	—
Stock-based compensation	—	1	1,241	—	—	1,242
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(426,070)	(4)	(3,498)	—	—	(3,502)
Distributions to common stockholders	—	—	—	(22,527)	—	(22,527)
Other comprehensive loss	—	—	—	—	(8,264)	(8,264)
Net income	—	—	—	14,200	—	14,200
Balance, March 31, 2023	226,680,140	$2,267	$2,028,079	$(507,661)	$19,726	$1,542,411

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	732,808	7	6,005	—	—	6,012
Vesting of restricted stock	47,986	—	—	—	—	—
Stock-based compensation	—	—	896	—	—	896
Repurchase of common stock	(344,691)	(3)	(2,824)	—	—	(2,827)
Distributions to common stockholders	—	—	—	(22,263)	—	(22,263)
Other comprehensive income	—	—	—	—	12,855	12,855
Net income	—	—	—	1,371	—	1,371
Balance, March 31, 2022	224,616,042	$2,246	$2,008,481	$(421,561)	$8,008	$1,597,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income attributable to common stockholders	$14,200	$1,371
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	18,552	17,988
Amortization of deferred financing costs	413	490
Amortization of above- and below-market leases	122	119
Other amortization expenses	200	887
Gain on real estate disposition	(21)	(460)
Loss on extinguishment of debt	—	3,367
Impairment losses	344	7,387
Straight-line rent adjustments, net of write-offs	(1,298)	(2,551)
Stock-based compensation	1,242	896
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(2,388)	(4,474)
Other assets	1,382	1,752
Net cash provided by operating activities	32,748	26,772
Cash flows from investing activities:
Investments in real estate	—	(19,503)
Proceeds from real estate disposition	4,741	22,822
Capital expenditures	(388)	(4,444)
Change in deposits and other costs for investments in real estate	—	(115)
Net cash provided by (used in) investing activities	4,353	(1,240)
Cash flows from financing activities:
Proceeds from credit facility	—	515,000
Payments on credit facility	(8,000)	(530,000)
Payments of deferred financing costs	(12)	(4,758)
Repurchase of common stock	(3,502)	(2,827)
Offering costs on issuance of common stock	(10)	(191)
Distributions to common stockholders	(16,264)	(15,906)
Net cash used in financing activities	(27,788)	(38,682)
Net change in cash, cash equivalents and restricted cash	9,313	(13,150)
Cash, cash equivalents and restricted cash - Beginning of period	13,083	32,880
Cash, cash equivalents and restricted cash - End of period	$22,396	$19,730
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $0 and $44, respectively	$5,286	$4,247
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$6,173	$6,012
Change in accrued distributions to common stockholders	$91	$345
Change in accounts payable and other liabilities related to capital expenditures and investments in real estate	$(143)	$(2,027)
Right-of-use assets obtained in exchange for new lease liabilities	$—	$3,749
Note receivable issued for disposition of real estate	$7,500	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company invests in high-quality properties leased to long-term tenants. The Company is primarily focused on investing in healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
Substantially all of the Company’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership and directly and indirectly owns 100% of the Operating Partnership.
Except as the context otherwise requires, the “Company” refers to Sila Realty Trust, Inc., the Operating Partnership and their wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Restricted Cash
Restricted cash consists of cash held in escrow accounts in accordance with a certain tenant's lease agreement. Restricted cash is reported in other assets, in the accompanying condensed consolidated balance sheets.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period:
Cash and cash equivalents	$12,917	$32,359
Restricted cash	166	521
Cash, cash equivalents and restricted cash	$13,083	$32,880

End of period:
Cash and cash equivalents	$22,230	$19,563
Restricted cash	166	167
Cash, cash equivalents and restricted cash	$22,396	$19,730
Reclassifications
The Company determined that certain expenses, previously presented within general and administrative expenses, are more closely related to the operations of its properties. As a result, these amounts have been reclassified to rental expenses for the prior period to conform to the current period presentation.
Note 3—Real Estate Investments
2023 Real Estate Property Disposition
On March 31, 2023, the Company sold one property for a sale price of $12,500,000. The sale price consisted of $5,000,000 in cash (net proceeds of $4,741,000) and $7,500,000 was structured as a note receivable. For the three months ended March 31, 2023, the Company recognized a gain on sale of $21,000, which is presented in gain on real estate disposition in the condensed consolidated statements of comprehensive income.
The note receivable is secured by a first mortgage on the property and matures on July 31, 2023. The interest rate is the sum of (i) the one-month Term SOFR rate in effect on each reset date and (ii) 150 basis points, subject to a floor of 6.05%. Payments are interest only, commencing monthly on May 1, 2023, with the outstanding principal due and payable on July 31, 2023. The outstanding principal and any unpaid accrued interest can be prepaid at any time without premium or penalty. The note receivable is included within other assets in the accompanying condensed consolidated balance sheets.
Investment Risk Concentrations
As of March 31, 2023, the Company had one exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2023. Real estate properties located in the Houston-The Woodlands-Sugar Land, Texas metropolitan statistical area accounted for 10.0% of rental revenue for the three months ended March 31, 2023.
As of March 31, 2023, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2023. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 13.8% of rental revenue for the three months ended March 31, 2023.
Impairment Losses
During the three months ended March 31, 2023 and 2022, the Company recorded impairment losses on real estate, including goodwill, in the aggregate amount of $344,000 and $7,387,000, respectively. In addition, during the three months ended March 31, 2022, the Company recorded an impairment of an in-place lease intangible asset in the amount of approximately $380,000. The property related to the 2022 impairments was sold on March 31, 2023.
Impairments are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairments of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income.

Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2023	December 31, 2022
In-place leases, net of accumulated amortization of $88,998 and $83,788, respectively (with a weighted average remaining life of 8.6 years and 8.9 years, respectively)	$149,678	$155,365
Above-market leases, net of accumulated amortization of $6,947 and $6,451, respectively (with a weighted average remaining life of 7.6 years and 7.9 years, respectively)	11,622	12,118
	$161,300	$167,483
The aggregate weighted average remaining life of the intangible assets was 8.5 years and 8.8 years as of March 31, 2023 and December 31, 2022, respectively.
Amortization of intangible assets was $5,740,000 and $6,042,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2023	December 31, 2022
Below-market leases, net of accumulated amortization of $6,297 and $5,923, respectively (with a weighted average remaining life of 8.1 years and 8.4 years, respectively)	$11,572	$11,946
Amortization of below-market leases was $374,000 and $364,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

March 31, 2023
Period ending December 31, 2023	$129,173
2024	174,218
2025	170,276
2026	164,550
2027	160,773
Thereafter	976,072
Total	$1,775,062

Lessee
The Company is subject to various non-cancellable operating lease agreements on which certain of its properties reside and for its corporate offices.
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
The effects of the Company's leases are recorded in right-of-use assets and lease liabilities on the condensed consolidated balance sheets.
As of March 31, 2023, the Company's weighted average IBR for its leases was 5.5%. The weighted average remaining lease term for the Company's leases was 37.2 years as of March 31, 2023.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of March 31, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

March 31, 2023
Period ending December 31, 2023	$1,976
2024	2,746
2025	2,768
2026	2,715
2027	2,681
Thereafter	107,456
Total undiscounted rental payments	120,342
Less imputed interest	(78,917)
Total lease liabilities	$41,425
The following table provides details of the Company's total lease costs for the three months ended March 31, 2023 and 2022 (amounts in thousands):

		Three Months Ended March 31,
	Location in Condensed Consolidated Statements of Comprehensive Income	2023	2022
Operating lease costs:
Ground lease costs (1)	Rental expenses	$682	$472
Corporate operating lease costs	General and administrative expenses	187	185
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$233	$148

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 7—Other Assets
Other assets consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,144 and $889, respectively	$2,924	$3,178
Leasing commissions, net of accumulated amortization of $145 and $167, respectively	598	775
Note receivable	7,515	—
Restricted cash	166	166
Tenant receivables	1,148	1,736
Straight-line rent receivable	63,706	62,457
Prepaid and other assets	3,030	3,865
Derivative assets	20,628	27,990
	$99,715	$100,167
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$4,258	$5,387
Accrued interest expense	1,910	1,941
Accrued property taxes	2,298	2,421
Accrued personnel costs	1,219	3,940
Distributions payable to stockholders	7,739	7,719
Performance DSUs distributions payable	643	573
Tenant deposits	877	877
Deferred rental income	9,358	7,761
Derivative liabilities	902	—
	$29,204	$30,619
Note 9—Credit Facility
The Company's outstanding credit facility as of March 31, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Variable rate revolving line of credit	$—	$8,000
Variable rate term loans fixed through interest rate swaps	525,000	485,000
Variable rate term loans	50,000	90,000
Total credit facility, principal amount outstanding	575,000	583,000
Unamortized deferred financing costs related to credit facility term loans	(2,266)	(2,412)
Total credit facility, net of deferred financing costs	$572,734	$580,588
Significant activities regarding the credit facility during the three months ended March 31, 2023, include:
•On February 17, 2023, the Company entered into an interest rate swap agreement to hedge $40,000,000 of its variable rate term loans with an effective date of March 1, 2023.
•During the three months ended March 31, 2023, the Company repaid $8,000,000 on the revolving line of credit with cash flows from operations.
•On April 13, 2023, the Company repaid $10,000,000 on its 2024 term loan with proceeds from a disposition and cash flows from operations. See Note 16—"Subsequent Events."

The principal payments due on the credit facility as of March 31, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

March 31, 2023
Period ending December 31, 2023	$—
2024 (1)	300,000
2025	—
2026	—
2027	—
Thereafter	275,000
$575,000

(1)The 2024 term loan, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee.
Note 10—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, note receivable, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $575,000,000 and $583,000,000, which approximated its fair value due to the variable nature of the terms as of March 31, 2023 and December 31, 2022, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$20,628	$—	$20,628
Total assets at fair value	$—	$20,628	$—	$20,628
Liabilities:
Derivative liabilities	$—	$902	$—	$902
Total liabilities at fair value	$—	$902	$—	$902

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,990	$—	$27,990
Total assets at fair value	$—	$27,990	$—	$27,990
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Note 11—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to current and terminated derivatives will be reclassified to interest and other expenses, net, as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $13,894,000 will be reclassified from accumulated other comprehensive income as an increase to earnings.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2023			December 31, 2022
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	04/27/2023 to 01/31/2028	$525,000	$20,628	$(902)	$485,000	$27,990

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

The table below summarizes the amount of income and losses recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive (Loss) Income on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2023
Interest rate swaps	$(4,694)	Interest and other expenses, net	$3,570	$5,616
Three Months Ended March 31, 2022
Interest rate swaps	$10,848	Interest and other expenses, net	$(2,007)	$8,115
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of March 31, 2023, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2023 and December 31, 2022 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2023	$20,628	$—	$20,628	$(902)	$—	$19,726
December 31, 2022	$27,990	$—	$27,990	$—	$—	$27,990

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2023	$902	$—	$902	$(902)	$—	$—
December 31, 2022	$—	$—	$—	$—	$—	$—
Note 12—Stockholders' Equity
Distributions Payable
As of March 31, 2023, the Company had distributions payable of approximately $7,739,000. Of these distributions payable, approximately $5,618,000 was paid in cash and approximately $2,121,000 was reinvested in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, on April 7, 2023.
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. During the three months ended March 31, 2023, the Company repurchased 426,070 Class A shares, Class I shares and Class T shares of common stock (352,937 Class A shares, 43 Class I shares and 73,090 Class T shares), for an aggregate purchase price of approximately $3,502,000 (an average of $8.22 per share). During the three months ended March 31, 2022, the Company repurchased 344,691 Class A shares, Class I shares and Class T shares of common stock (292,540 Class A shares, 14,439 Class I shares and 37,712 Class T shares), for an aggregate purchase price of approximately $2,827,000 (an average of $8.20 per share).
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive loss before reclassification	(4,694)
Amount of income reclassified from accumulated other comprehensive income to net income	(3,570)
Other comprehensive loss	(8,264)
Balance as of March 31, 2023	$19,726

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	10,848
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,007
Other comprehensive income	12,855
Balance as of March 31, 2022	$8,008
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2023	2022
Interest rate swap contracts	$(3,570)	$2,007	Interest and other expense, net
Note 13—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2023, diluted earnings per share reflected the effect of approximately 1,843,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three months ended March 31, 2022, diluted earnings per share reflected the effect of approximately 1,366,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding.
Note 14—Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees.
During the three months ended March 31, 2023, the Company granted time-based awards to its executive officers and certain employees, consisting of 284,063 restricted shares of Class A common stock, or the Time-Based 2023 Awards. The Time-Based 2023 Awards will vest ratably over four years following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions.

In addition, during the three months ended March 31, 2023, the Company's compensation committee approved Performance DSUs to be granted to its executive officers for performance-based awards, or the Performance-Based 2023 Awards. The Performance-Based 2023 Awards will be measured based on Company performance over a three-year performance period ending on December 31, 2025. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date. The actual value realized by each executive will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
The Time-Based 2023 Awards and the Performance-Based 2023 Awards, or collectively, the 2023 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
Stock-based compensation expense for the 2023 Awards for the three months ended March 31, 2023, was approximately $305,000. The Company recognized total stock-based compensation expense of approximately $1,242,000 and $896,000, respectively, for the three months ended March 31, 2023, and 2022. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2023, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on April 7, 2023, for the period from March 1, 2023 through March 31, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
April 7, 2023	Class A	$4,525	$1,242	$5,767
April 7, 2023	Class I	342	230	572
April 7, 2023	Class T	751	649	1,400
		$5,618	$2,121	$7,739
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to March 31, 2023:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
April 13, 2023	Class A	$0.00109589	$0.40
April 13, 2023	Class I	$0.00109589	$0.40
April 13, 2023	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
May 3, 2023	Class A	$0.00109589	$0.40
May 3, 2023	Class I	$0.00109589	$0.40
May 3, 2023	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on May 1, 2023 and ending on May 31, 2023. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in May 2023 will be paid in June 2023. The distributions are payable to stockholders from legally available funds therefor.

(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on June 1, 2023 and ending on June 30, 2023. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in June 2023 will be paid in July 2023. The distributions will be payable to stockholders from legally available funds therefor.
Paydown on Credit Facility
On April 13, 2023, the Company repaid $10,000,000 on its 2024 term loan with proceeds from a disposition and cash flows from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 16, 2023, or the 2022 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, term loan requirements, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
Overview
We invest in high-quality properties leased to tenants capitalizing on critical and structural economic growth drivers. We are primarily focused on investing in healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which we believe typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
As of March 31, 2023, we owned 131 real estate properties and two undeveloped land parcels.

Critical Accounting Estimates
Our critical accounting estimates were disclosed in our 2022 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and qualify, to be taxed as a REIT for federal income tax purposes, and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income, management and operation of our properties other than those set forth in our 2022 Annual Report on Form 10-K.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of March 31, 2023, our real estate properties were 99.4% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Number of real estate properties (1)	131	126
Leased square feet	5,361,000	5,305,000
Weighted average percentage of rentable square feet leased	99.4%	99.4%

(1)As of March 31, 2023, we owned 131 real estate properties and two undeveloped land parcels. As of March 31, 2022, we owned 126 real estate properties and two undeveloped land parcels.

The following table summarizes our real estate activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Real estate properties acquired	—	1
Real estate properties disposed	1	—	(1)
Aggregate purchase price of real estate properties acquired (2)	$—	$19,554,000
Net book value of real estate properties disposed	$12,127,000	$—	(1)
Leased square feet of real estate property additions	—	86,000
Leased square feet of real estate property dispositions	139,000	—

(1)During the three months ended March 31, 2022, we disposed of one land parcel that formerly contained a property.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
Same Store Properties
This section describes and compares our results of operations for the three months ended March 31, 2023 and 2022. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table represents the breakdown of total rental revenue for the three months ended March 31, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Same store rental revenue	$39,799	$40,922	$(1,123)	(2.7)%
Same store tenant reimbursements	2,615	2,490	125	5.0%
Non-same store rental revenue	6,894	825	6,069	735.6%
Non-same store tenant reimbursements	334	44	290	659.1%
Other operating income	2	1	1	100.0%
Total rental revenue	$49,644	$44,282	$5,362	12.1%
•Same store rental revenue decreased primarily due to a $1,362,000 decrease related to tenants who ceased paying all or a portion of their rent in the quarter ended December 31, 2022, partially offset by a $319,000 increase in base rent for leases indexed to CPI.
•Non-same store rental revenue increased due to a $3,681,000 lease termination payment and $2,487,000 in increases due to the acquisition and development properties placed in service since January 1, 2022.
•There were no significant changes in same store tenant reimbursements, non-same store tenant reimbursements and other operating income.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Same store rental expenses	$4,332	$4,129	$203	4.9%
Non-same store rental expenses	518	190	328	172.6%
General and administrative expenses	6,103	5,562	541	9.7%
Depreciation and amortization	18,552	17,988	564	3.1%
Impairment losses	344	7,387	(7,043)	(95.3)%
Total expenses	$29,849	$35,256	$(5,407)	(15.3)%
Gain on real estate dispositions	$21	$460	$(439)	(95.4)%
•There were no significant changes in same store rental expenses.
•Non-same store rental expenses increased primarily due to a $378,000 increase from the acquisition of properties and of properties placed in service since January 1, 2022.
•General and administrative expenses increased primarily due to a $346,000 increase in stock-based compensation and a $267,000 increase in personnel costs.
•Depreciation and amortization increased primarily due to a $1,266,000 increase from the acquisition of properties and development properties placed in service since January 1, 2022, partially offset by a $337,000 decrease related to properties impaired in 2022. In addition, the three months ended March 31, 2022, included an impairment of an in-place lease intangible asset of approximately $380,000.
•Impairment losses were recorded in the aggregate amount of $344,000 and $7,387,000 during the three months ended March 31, 2023 and 2022, respectively. The property related to the 2022 impairments was sold on March 31, 2023.
Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest and other expenses, net:
Interest on credit facility	5,622	8,188	(2,566)	(31.3)%
Other income	(6)	(73)	67	(91.8)%
Total interest and other expenses, net	$5,616	$8,115	$(2,499)	(30.8)%
•Interest on credit facility decreased primarily due to $3,367,000 in loss on extinguishment of debt and $639,000 in amortization of interest rate swaps recognized during the three months ended March 31, 2022, partially offset by an increase of $619,000 due to an increase in the weighted average outstanding principal balance on our credit facility of $87,867,000 and an increase of $809,000 due to an increase in the weighted average interest rate on our credit facility.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and are expected to continue to increase globally, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 91% of our outstanding debt as of March 31, 2023, allowing us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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

Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments and funding of capital improvements and tenant improvements, distributions to and stock repurchases from stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds equal to amounts reinvested in the DRIP and borrowings on our credit facility and potential other borrowings.
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
Material Cash Requirements
In addition to the cash we need to conduct our normal business operations, we expect to require approximately $22,822,000 in cash over the next twelve months, of which $20,162,000 will be required for the payment of estimated interest on our outstanding debt (calculated based on our effective interest rates as of March 31, 2023) and $2,660,000 related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of March 31, 2023, we had approximately $22,230,000 in cash and cash equivalents. For the three months ended March 31, 2023, we paid capital expenditures of $388,000 related to tenant improvements.
As of March 31, 2023, we had material obligations beyond 12 months in the amount of approximately $743,280,000, inclusive of $625,598,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2023) and $117,682,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2023, we had $575,000,000 of principal outstanding under our Unsecured Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2023, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility (as defined below).
As of March 31, 2023, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of March 31, 2023, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of March 31, 2023, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of March 31, 2023, the Revolving Credit Agreement did not have an outstanding principal balance.
As of March 31, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $300,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $600,000,000. The 2024 Term Loan Agreement has a maturity date of

December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of March 31, 2023, the 2024 Term Loan Agreement had an aggregate outstanding principal balance of $300,000,000.
As of March 31, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. As of March 31, 2023, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2024 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,075,000,000, as of March 31, 2023. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of March 31, 2023, we had a total pool availability under our Unsecured Credit Facility of $1,075,000,000 and an aggregate outstanding principal balance of $575,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements as of March 31, 2023.
On April 13, 2023, we repaid $10,000,000 on the 2024 Term Loan Agreement with proceeds from a disposition and cash flows from operations. As of April 13, 2023, as a result of the repayment, we had a total pool availability under our Unsecured Credit Facility of $1,065,000,000 and an aggregate outstanding principal balance of $565,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$32,748	$26,772	$5,976
Net cash provided by (used in) investing activities	$4,353	$(1,240)	$5,593
Net cash used in financing activities	$(27,788)	$(38,682)	$10,894
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from acquiring and placing properties in service, annual rent increases, new leasing and renewal activity and the receipt of a lease termination fee.
Investing Activities
Significant investing activities included:
•Investment of $19,503,000 to purchase one property during the three months ended March 31, 2022.
•Sale of property for net proceeds at close of $4,741,000 during the three months ended March 31, 2023, compared to receiving $22,822,000 from the sale of a land parcel that formerly contained a property during the three months ended March 31, 2022.
•Incurred capital expenditures, primarily for tenant improvements and developments, of $388,000 during the three months ended March 31, 2023, compared to $4,444,000 during the three months ended March 31, 2022.

Financing Activities
Significant financing activities included:
•Payment of $16,264,000 in distributions to common stockholders during the three months ended March 31, 2023, versus $15,906,000 during the three months ended March 31, 2022.
•Repurchase of $3,502,000 of common stock under our share repurchase program during the three months ended March 31, 2023, compared to $2,827,000 during the three months ended March 31, 2022.
•Repayment of $8,000,000 on our Unsecured Credit Facility during the three months ended March 31, 2023.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2022:
◦Draw of $15,000,000 on the Revolving Credit Agreement for an acquisition;
◦Repayment of $30,000,000 on the Revolving Credit Agreement with proceeds from a disposition; and
◦Replacement of $500,000,000 from our prior unsecured credit facility with borrowings from our new Revolving Credit Agreement and 2024 Term Loan Agreement.
•Payment of $4,758,000 in deferred financing costs as a result of entering into the Revolving Credit Agreement and 2024 Term Loan Agreement during the three months ended March 31, 2022.
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
The following table shows the sources of distributions paid during the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023			2022
Distributions paid in cash - common stockholders	$16,264			$15,906
Distributions reinvested (shares issued)	6,173			6,012
Total distributions	$22,437			$21,918
Source of distributions:
Cash flows provided by operations	$16,264	72%	(1)	$15,906	73%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	6,173	28%	(1)	6,012	27%	(1)
Total sources	$22,437	100%		$21,918	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of March 31, 2023, were approximately $7,739,000 for common stockholders. These distributions were paid on April 7, 2023.
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

Net Income and FFO, Core FFO and AFFO
A description of FFO, Core FFO, and AFFO and reconciliations of these non-GAAP measures to net income, the most directly comparable GAAP measure, are provided below.
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated the FFO measure, which we believe is an appropriate additional measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
We define FFO, consistent with NAREIT’s definition, as net income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate assets and impairments of real estate assets, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. To date, we do not have any investments in unconsolidated partnerships or joint ventures.
We, along with many of our peers in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance, because it is based on a net income analysis of real estate portfolio performance that excludes non-cash items such as real estate depreciation and amortization and real estate impairments. We believe FFO provides a useful understanding of our performance to the investors and to our management, and when compared to year over year, FFO reflects the impact on our operations from trends in occupancy.
We calculate Core FFO by adjusting FFO to remove the effect of items that are not expected to impact our operating performance on an ongoing basis and consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include severance arrangements, write-off of straight-line rent receivables related to prior periods, amortization of above- and below-market leases (including ground leases) and loss on extinguishment of debt.
We calculate AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs and stock-based compensation.
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

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$14,200	$1,371
Adjustments:
Depreciation and amortization	18,531	17,966
Gain on real estate disposition	(21)	(460)
Impairment losses	344	7,387
FFO	$33,054	$26,264
Adjustments:
Severance arrangements	32	65
Write-off of straight-line rent receivables related to prior periods	139	—
Amortization of above (below) market lease intangibles, including ground leases	285	244
Loss on extinguishment of debt	—	3,367
Core FFO	$33,510	$29,940
Adjustments:
Deferred rent	519	199
Straight-line rent adjustments	(1,437)	(2,551)
Amortization of deferred financing costs	413	490
Stock-based compensation	1,242	896
AFFO	$34,247	$28,974
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
As of March 31, 2023, we had 13 interest rate swap agreements outstanding, which mature on various dates from April 2023 to January 2028, with an aggregate notional amount under the swap agreements of $525,000,000. Of the 13 interest rate swap agreements outstanding, three interest rate swap agreements with an aggregate notional amount of $150,000,000 have an effective date of May 1, 2023, and will replace two interest rate swaps with an aggregate notional amount of $150,000,000 that have a maturity date of April 27, 2023. As of March 31, 2023, the aggregate settlement asset value was $21,049,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $28,668,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of March 31, 2023, of the $575,000,000 total principal debt outstanding, $50,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 6.0% per annum. As of March 31, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $250,000 per year.

The following table summarizes our principal debt outstanding related to our credit facility as of March 31, 2023 (amounts in thousands):

March 31, 2023
Variable rate term loans fixed through interest rate swaps	$525,000
Variable rate term loans	50,000
Total principal debt outstanding (1)	$575,000

(1)As of March 31, 2023, the weighted average interest rate on our total debt outstanding was 3.4%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 1, 2023, we granted time-based awards, or the Time-Based 2023 Awards, to our executive officers, consisting of 249,392 restricted shares of Class A common stock. On March 1, 2023, we granted Time-Based 2023 Awards to certain employees, consisting of 34,671 restricted shares of Class A common stock. The Time-Based 2023 Awards will vest ratably over four years following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions.
In addition, on January 1, 2023, our compensation committee approved performance-based deferred stock unit awards, or Performance DSUs, to be granted to the executive officers for performance-based awards, or the Performance-Based 2023 Awards. The Performance-Based 2023 Awards will be measured based on our performance over a three-year performance period ending on December 31, 2025. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date. The actual value realized by each executive will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
The Time-Based 2023 Awards and the Performance-Based 2023 Awards, or collectively, the 2023 Awards, were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and award agreements.
The foregoing issuances of the 2023 Awards were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended March 31, 2023.
During the three months ended March 31, 2023, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 1, 2023 - January 31, 2023	425,081	$8.22	—	$—
February 1, 2023 - February 28, 2023	989	$8.22	—	$—
March 1, 2023 - March 31, 2023	—	$—	—	$—
Total	426,070		—
During the three months ended March 31, 2023, we repurchased approximately $3,502,000 of Class A shares, Class I shares and Class T shares of common stock.
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

SILA REALTY TRUST, INC.
(Registrant)

Date: May 4, 2023	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)