Form 10-Q
period 2023-06-30
Sila Realty Trust, Inc.
filed 2023-08-07
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 4, 2023, there were approximately 168,933,000 shares of Class A common stock, 16,862,000 shares of Class I common stock, 41,523,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Real estate:
Land	$163,455	$163,419
Buildings and improvements, less accumulated depreciation of $233,147 and $209,118, respectively	1,683,674	1,716,663
Total real estate, net	1,847,129	1,880,082
Cash and cash equivalents	21,497	12,917
Intangible assets, less accumulated amortization of $99,446 and $90,239, respectively	155,679	167,483
Goodwill	20,128	21,710
Right-of-use assets	36,914	37,443
Other assets	98,904	100,167
Total assets	$2,180,251	$2,219,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,107 and $2,412, respectively	562,893	580,588
Accounts payable and other liabilities	28,936	30,619
Intangible liabilities, less accumulated amortization of $6,670 and $5,923, respectively	11,199	11,946
Lease liabilities	41,360	41,554
Total liabilities	644,388	664,707
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 243,041,697 and 241,425,332 shares issued, respectively; 227,143,142 and 226,255,969 shares outstanding, respectively	2,272	2,263
Additional paid-in capital	2,033,110	2,024,176
Distributions in excess of accumulated earnings	(526,627)	(499,334)
Accumulated other comprehensive income	27,108	27,990
Total stockholders’ equity	1,535,863	1,555,095
Total liabilities and stockholders’ equity	$2,180,251	$2,219,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Rental revenue	$44,965	$44,918	$94,609	$89,200
Expenses:
Rental expenses	4,873	4,310	9,723	8,629
General and administrative expenses	5,547	6,444	11,650	12,006
Depreciation and amortization	18,803	17,814	37,355	35,802
Impairment losses	6,364	—	6,708	7,387
Total expenses	35,587	28,568	65,436	63,824
Gain on real estate disposition	—	—	21	460
Interest and other expenses, net	5,523	4,329	11,139	12,444
Net income attributable to common stockholders	$3,855	$12,021	$18,055	$13,392
Other comprehensive income (loss) - unrealized gain (loss) on interest rate swaps, net	7,382	5,257	(882)	18,112
Comprehensive income attributable to common stockholders	$11,237	$17,278	$17,173	$31,504
Weighted average number of common shares outstanding:
Basic	226,977,364	225,008,452	226,770,697	224,755,285
Diluted	228,835,132	226,362,977	228,620,896	226,115,545
Net income per common share attributable to common stockholders:
Basic	$0.02	$0.05	$0.08	$0.06
Diluted	$0.02	$0.05	$0.08	$0.06
Distributions declared per common share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2023	226,680,140	$2,267	$2,028,079	$(507,661)	$19,726	$1,542,411
Issuance of common stock under the distribution reinvestment plan	766,124	8	6,269	—	—	6,277
Stock-based compensation	—	—	1,251	—	—	1,251
Repurchase of common stock	(303,122)	(3)	(2,489)	—	—	(2,492)
Distributions to common stockholders	—	—	—	(22,821)	—	(22,821)
Other comprehensive income	—	—	—	—	7,382	7,382
Net income	—	—	—	3,855	—	3,855
Balance, June 30, 2023	227,143,142	$2,272	$2,033,110	$(526,627)	$27,108	$1,535,863

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	1,516,914	15	12,435	—	—	12,450
Vesting of restricted stock	99,451	—	—	—	—	—
Stock-based compensation	—	1	2,492	—	—	2,493
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(729,192)	(7)	(5,987)	—	—	(5,994)
Distributions to common stockholders	—	—	—	(45,348)	—	(45,348)
Other comprehensive loss	—	—	—	—	(882)	(882)
Net income	—	—	—	18,055	—	18,055
Balance, June 30, 2023	227,143,142	$2,272	$2,033,110	$(526,627)	$27,108	$1,535,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2022	224,616,042	$2,246	$2,008,481	$(421,561)	$8,008	$1,597,174
Issuance of common stock under the distribution reinvestment plan	765,065	8	6,270	—	—	6,278
Vesting of restricted stock	76,150	—	—	—	—	—
Stock-based compensation	—	1	1,277	—	—	1,278
Repurchase of common stock	(217,034)	(3)	(1,776)	—	—	(1,779)
Distributions to common stockholders	—	—	—	(22,561)	—	(22,561)
Other comprehensive income	—	—	—	—	5,257	5,257
Net income	—	—	—	12,021	—	12,021
Balance, June 30, 2022	225,240,223	$2,252	$2,014,252	$(432,101)	$13,265	$1,597,668

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	2,242	2,004,404	(400,669)	(4,847)	1,601,130
Issuance of common stock under the distribution reinvestment plan	1,497,873	15	12,275	—	—	12,290
Vesting of restricted stock	124,136	—	—	—	—	—
Stock-based compensation	—	1	2,173	—	—	2,174
Repurchase of common stock	(561,725)	(6)	(4,600)	—	—	(4,606)
Distributions to common stockholders	—	—	—	(44,824)	—	(44,824)
Other comprehensive income	—	—	—	—	18,112	18,112
Net income	—	—	—	13,392	—	13,392
Balance, June 30, 2022	225,240,223	$2,252	$2,014,252	$(432,101)	$13,265	$1,597,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income attributable to common stockholders	$18,055	$13,392
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	37,355	35,802
Amortization of deferred financing costs	825	854
Amortization of above- and below-market leases	504	240
Other amortization expenses	399	1,511
Gain on real estate disposition	(21)	(460)
Loss on extinguishment of debt	—	3,367
Impairment losses	6,708	7,387
Straight-line rent adjustments, net of write-offs	(1,273)	(5,023)
Stock-based compensation	2,493	2,174
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(1,670)	(4,042)
Other assets	831	1,551
Net cash provided by operating activities	64,206	56,753
Cash flows from investing activities:
Investments in real estate	(9,920)	(42,428)
Proceeds from real estate disposition	12,241	22,822
Capital expenditures	(962)	(6,477)
Payments of deposits and other costs for investments in real estate	—	(1,166)
Net cash provided by (used in) investing activities	1,359	(27,249)
Cash flows from financing activities:
Proceeds from credit facility	—	740,000
Payments on credit facility	(18,000)	(735,000)
Payments of deferred financing costs	(12)	(6,940)
Repurchase of common stock	(5,994)	(4,606)
Offering costs on issuance of common stock	(10)	(193)
Distributions to common stockholders	(32,969)	(32,401)
Net cash used in financing activities	(56,985)	(39,140)
Net change in cash, cash equivalents and restricted cash	8,580	(9,636)
Cash, cash equivalents and restricted cash - Beginning of period	13,083	32,880
Cash, cash equivalents and restricted cash - End of period	$21,663	$23,244
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized	$10,779	$7,918
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$12,450	$12,290
Change in accrued distributions to common stockholders	$(71)	$133
Change in accounts payable and other liabilities related to capital expenditures and investments in real estate	$87	$(2,470)
Right-of-use assets obtained in exchange for new lease liabilities	$—	$3,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
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
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Restricted Cash
Restricted cash consists of cash held in escrow accounts in accordance with a certain tenant's lease agreement. Restricted cash is reported in other assets in the accompanying condensed consolidated balance sheets.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning of period:
Cash and cash equivalents	$12,917	$32,359
Restricted cash	166	521
Cash, cash equivalents and restricted cash	$13,083	$32,880

End of period:
Cash and cash equivalents	$21,497	$23,077
Restricted cash	166	167
Cash, cash equivalents and restricted cash	$21,663	$23,244
Reclassifications
The Company determined that certain expenses, previously presented within general and administrative expenses, are more closely related to the operations of its properties. As a result, these amounts have been reclassified to rental expenses for the prior period to conform to the current period presentation.
Note 3—Real Estate Investments
Real Estate Property Acquisition
During the six months ended June 30, 2023, the Company purchased one real estate property which was determined to be an asset acquisition. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, tenant improvements, and intangible assets, consisting of in-place leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred, and allocation of purchase price, for this acquisition (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Consideration Transferred (amount in thousands)
West Palm Beach Healthcare Facility	06/15/2023	100%	$9,920

Total
Land	$2,065
Building and improvements	6,728
Tenant improvements	282
In-place leases	845
Total assets acquired	$9,920
The Company capitalized acquisition costs of approximately $71,000, which are included in the allocation of the real estate acquisition presented above.
Real Estate Property Disposition
On March 31, 2023, the Company sold one property for a sales price of $12,500,000, consisting of $5,000,000 in cash and $7,500,000 that was structured as a note receivable, which was collected in full on June 30, 2023. The Company generated net proceeds on the sale of $12,241,000 and recognized a gain of $21,000 for the six months ended June 30, 2023. Interest income on the note receivable was $105,000 for the three and six months ended June 30, 2023, and is recorded in interest and other expenses, net, on the accompanying condensed consolidated statement of comprehensive income.
Investment Risk Concentrations
As of June 30, 2023, the Company had one exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2023. Real estate properties located in the Houston-The Woodlands-Sugar Land, Texas metropolitan statistical area accounted for 10.5% of rental revenue for the six months ended June 30, 2023.

As of June 30, 2023, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2023. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.5% of rental revenue for the six months ended June 30, 2023.
Impairment Losses
The Company recorded impairment losses on real estate of $6,364,000 and $6,708,000 (including goodwill impairments of $1,238,000 and $1,582,000), for the three and six months ended June 30, 2023, respectively, as a result of tenant related triggering events that occurred at certain properties. In addition, during the three months ended June 30, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets of $592,000 and $260,000, respectively. The fair values of these properties were determined based on the guidance in ASC 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets.
During the six months ended June 30, 2022, the Company recorded impairment losses on real estate of $7,387,000 (including goodwill impairments of $278,000). In addition, during the six months ended June 30, 2022, the Company recorded an impairment of an in-place lease intangible asset of $380,000. The property related to the 2022 impairments was sold on March 31, 2023.
Impairments are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairments of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Impairments of above-market leases are recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2023	December 31, 2022
In-place leases, net of accumulated amortization of $93,258 and $83,788, respectively (with a weighted average remaining life of 8.6 years and 8.9 years, respectively)	$144,813	$155,365
Above-market leases, net of accumulated amortization of $6,188 and $6,451, respectively (with a weighted average remaining life of 7.2 years and 7.9 years, respectively)	10,866	12,118
	$155,679	$167,483
The aggregate weighted average remaining life of the intangible assets was 8.5 years and 8.8 years as of June 30, 2023 and December 31, 2022, respectively.
Amortization of intangible assets was $6,466,000 and $5,676,000 for the three months ended June 30, 2023 and 2022, respectively, and $12,206,000 and $11,718,000 for the six months ended June 30, 2023 and 2022, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2023	December 31, 2022
Below-market leases, net of accumulated amortization of $6,670 and $5,923, respectively (with a weighted average remaining life of 7.9 years and 8.4 years, respectively)	$11,199	$11,946
Amortization of below-market leases was $373,000 and $369,000 for the three months ended June 30, 2023 and 2022, respectively, and $747,000 and $733,000 for the six months ended June 30, 2023 and 2022, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of June 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

June 30, 2023
Period ending December 31, 2023	$86,535
2024	174,804
2025	170,910
2026	165,193
2027	161,415
Thereafter	978,154
Total	$1,737,011
Lessee
The Company is subject to various non-cancellable operating lease agreements on which certain of its properties reside and for its corporate offices.
The Company's operating leases do not provide implicit interest rates. In order to calculate the present value of the remaining operating lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating leases.
The effects of the Company's leases are recorded in right-of-use assets and lease liabilities on the condensed consolidated balance sheets.
As of June 30, 2023, the Company's weighted average IBR for its leases was 5.5%. The weighted average remaining lease term for the Company's leases was 37.0 years as of June 30, 2023.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of June 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

June 30, 2023
Period ending December 31, 2023	$1,340
2024	2,746
2025	2,768
2026	2,715
2027	2,681
Thereafter	107,456
Total undiscounted rental payments	119,706
Less imputed interest	(78,346)
Total lease liabilities	$41,360

The following table provides details of the Company's total lease costs for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2023	2022	2023	2022
Operating lease costs:
Ground lease costs (1)	Rental expenses	$681	$475	$1,363	$947
Corporate operating lease costs	General and administrative expenses	189	172	376	377
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$165	$71	$398	$219

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Other Assets
Other assets consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,398 and $889, respectively	$2,669	$3,178
Leasing commissions, net of accumulated amortization of $157 and $167, respectively	627	775
Restricted cash	166	166
Tenant receivables	1,062	1,736
Straight-line rent receivable	63,634	62,457
Prepaid and other assets	3,638	3,865
Derivative assets	27,108	27,990
	$98,904	$100,167
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$3,805	$5,387
Accrued interest expense	1,653	1,941
Accrued property taxes	2,801	2,421
Accrued personnel costs	2,027	3,940
Distributions payable to stockholders	7,505	7,719
Performance DSUs distributions payable	716	573
Tenant deposits	877	877
Deferred rental income	9,552	7,761
	$28,936	$30,619

Note 9—Credit Facility
The Company's outstanding credit facility as of June 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Variable rate revolving line of credit	$—	$8,000
Variable rate term loans fixed through interest rate swaps	525,000	485,000
Variable rate term loans	40,000	90,000
Total credit facility, principal amount outstanding	565,000	583,000
Unamortized deferred financing costs related to credit facility term loans	(2,107)	(2,412)
Total credit facility, net of deferred financing costs	$562,893	$580,588
Significant activities regarding the credit facility during the six months ended June 30, 2023 and subsequent, include:
•On February 17, 2023, the Company entered into an interest rate swap agreement to hedge $40,000,000 of its variable rate term loans with an effective date of March 1, 2023.
•On March 8, 2023, the Company repaid $8,000,000 on its revolving line of credit with cash flows from operations.
•On April 13, 2023, the Company repaid $10,000,000 on its 2024 term loan with proceeds from a disposition and cash flows from operations.
•On July 13, 2023, the Company repaid $10,000,000 on its 2024 term loan with proceeds from the collection of a note receivable related to a disposition and cash flows from operations. See Note 16—"Subsequent Events."
The principal payments due on the credit facility as of June 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

June 30, 2023
Period ending December 31, 2023	$—
2024 (1)	290,000
2025	—
2026	—
2027	—
Thereafter	275,000
$565,000

(1)The 2024 term loan, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee.
Note 10—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $565,000,000 and $583,000,000, which approximated its fair value due to the variable nature of the terms as of June 30, 2023 and December 31, 2022, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2023, the

Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,108	$—	$27,108
Total assets at fair value	$—	$27,108	$—	$27,108

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,990	$—	$27,990
Total assets at fair value	$—	$27,990	$—	$27,990
Derivative assets are reported in the condensed consolidated balance sheets as other assets.
Real Estate Assets—Certain real estate assets (which include land, buildings and improvements and intangible assets) were adjusted to fair value as a result of impairments which occurred during the six months ended June 30, 2023. The fair values of real estate assets were determined by using either third-party purchase offers or comparable sales information. The fair values of real estate assets based on third-party purchase offers are reflected in the Level 2 fair value hierarchy. The comparable sales technique uses estimates of properties similar to the subject property by comparing prices per square foot considering recent transaction activity. The estimates of comparable sales and prices per square foot have been adjusted, and are considered significant inputs and thus are classified within Level 3 of the fair value hierarchy.
The following table shows the fair value of the Company's real estate assets, including intangible assets, measured at fair value on a non-recurring basis as of June 30, 2023 (amounts in thousands):

	June 30, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses (1)
Real estate assets	$—	$20,726	$1,552	$22,278	$5,978

(1)Amount includes impairment of in-place lease and above-market lease intangible assets of $592,000 and $260,000, respectively.
The following table sets forth quantitative information about the significant unobservable inputs of the Company’s Level 3 real estate recorded as of June 30, 2023:

Significant Unobservable Inputs	June 30, 2023
Comparable sale price per square foot	$98.04

Note 11—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to current and terminated derivatives will be reclassified to interest and other expenses, net, as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $17,087,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2023		December 31, 2022
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Assets		Assets

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	12/31/2024 to 01/31/2028	$525,000	$27,108	$485,000	$27,990

(1)     Derivative assets are reported in the condensed consolidated balance sheets as other assets.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and losses recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2023
Interest rate swaps	$11,464	Interest and other expenses, net	$4,082	$5,523
Three Months Ended June 30, 2022
Interest rate swaps	$3,973	Interest and other expenses, net	$(1,284)	$4,329
Six Months Ended June 30, 2023
Interest rate swaps	$6,770	Interest and other expenses, net	$7,652	$11,139
Six Months Ended June 30, 2022
Interest rate swaps	$14,821	Interest and other expenses, net	$(3,291)	$12,444
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of June 30, 2023, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2023 and December 31, 2022 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2023	$27,108	$—	$27,108	$—	$—	$27,108
December 31, 2022	$27,990	$—	$27,990	$—	$—	$27,990
Note 12—Stockholders' Equity
Distributions Payable
As of June 30, 2023, the Company had distributions payable of approximately $7,505,000. Of these distributions payable, approximately $5,470,000 was paid in cash on July 7, 2023, and approximately $2,035,000 was reinvested in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, effective July 1, 2023.
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. During the six months ended June 30, 2023, the Company repurchased 729,192 Class A shares, Class I shares and Class T shares of common stock (560,083 Class A shares, 43,945 Class I shares and 125,164 Class T shares), for an aggregate purchase price of approximately $5,994,000 (an average of $8.22 per share). During the six months ended June 30, 2022, the Company repurchased 561,725 Class A shares, Class I shares and Class T shares of common stock (476,551 Class A shares, 20,611 Class I shares and 64,563 Class T shares), for an aggregate purchase price of approximately $4,606,000 (an average of $8.20 per share).
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the six months ended June 30, 2023 and 2022 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	6,770
Amount of income reclassified from accumulated other comprehensive income to net income	(7,652)
Other comprehensive loss	(882)
Balance as of June 30, 2023	$27,108

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	14,821
Amount of loss reclassified from accumulated other comprehensive loss to net income	3,291
Other comprehensive income	18,112
Balance as of June 30, 2022	$13,265

The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2023 and 2022 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2023	2022
Interest rate swap contracts	$(7,652)	$3,291	Interest and other expense, net
Note 13—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, give rise to potentially dilutive shares of common stock. For the three and six months ended June 30, 2023, diluted earnings per share reflected the effect of approximately 1,858,000 and 1,850,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three and six months ended June 30, 2022, diluted earnings per share reflected the effect of approximately 1,355,000 and 1,360,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding.
Note 14—Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, officers and employees.
During the six months ended June 30, 2023, the Company granted time-based awards to its executive officers and certain employees, consisting of 284,063 restricted shares of Class A common stock, or the Time-Based 2023 Awards. The Time-Based 2023 Awards will vest ratably over four years following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions.
In addition, during the six months ended June 30, 2023, the Company's compensation committee approved Performance DSUs to be granted to its executive officers for performance-based awards, or the Performance-Based 2023 Awards. The Performance-Based 2023 Awards will be measured based on Company performance over a three-year performance period ending on December 31, 2025. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date. The actual value realized by each executive will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
The Time-Based 2023 Awards and the Performance-Based 2023 Awards, or collectively, the 2023 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
Stock-based compensation expense for the 2023 Awards for the three and six months ended June 30, 2023, was approximately $317,000 and $622,000, respectively. The Company recognized total stock-based compensation expense of $1,251,000 and $1,278,000, respectively, for the three months ended June 30, 2023 and 2022, and $2,493,000 and $2,174,000, respectively, for the six months ended June 30, 2023, and 2022. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2023, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on July 7, 2023, for the period from June 1, 2023 through June 30, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
July 7, 2023	Class A	$4,398	$1,191	$5,589
July 7, 2023	Class I	333	221	554
July 7, 2023	Class T	739	623	1,362
		$5,470	$2,035	$7,505
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to June 30, 2023:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
July 17, 2023	Class A	$0.00109589	$0.40
July 17, 2023	Class I	$0.00109589	$0.40
July 17, 2023	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
August 2, 2023	Class A	$0.00109589	$0.40
August 2, 2023	Class I	$0.00109589	$0.40
August 2, 2023	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on August 1, 2023 and ending on August 31, 2023. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in August 2023 will be paid in September 2023. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on September 1, 2023 and ending on September 30, 2023. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in September 2023 will be paid in October 2023. The distributions will be payable to stockholders from legally available funds therefor.
Repayment on Credit Facility
On July 13, 2023, the Company repaid $10,000,000 on its 2024 term loan with proceeds from the collection of a note receivable related to a disposition and cash flows from operations.

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
As of June 30, 2023, we owned 132 real estate properties and two undeveloped land parcels.

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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. During the six months ended June 30, 2023, GenesisCare (as defined below) filed for bankruptcy and we determined the collectability of amounts owed under the contractual terms of GenesisCare's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for GenesisCare to the extent we have received cash. In addition, during the three and six months ended June 30, 2023, we wrote off $1,630,000 of straight line rent receivable, related to GenesisCare, as a reduction in rental revenue, because the amounts were determined to be uncollectible. As of June 30, 2023, our real estate properties were 99.6% leased.
GenesisCare Bankruptcy Filing
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare USA, Inc. and its affiliates, or GenesisCare, sponsor and owner of the tenant in 17 of our real estate properties, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. GenesisCare is seeking U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us have not been included in any motions to date. GenesisCare continues to make its lease payments due to us in accordance with their contractual terms. Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the bankruptcy court's or other parties' actions or decisions may impact GenesisCare.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Number of real estate properties (1)	132	130
Leased square feet	5,400,000	5,359,000
Weighted average percentage of rentable square feet leased	99.6%	99.4%

(1)As of June 30, 2023, we owned 132 real estate properties and two undeveloped land parcels. As of June 30, 2022, we owned 130 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate properties acquired	1	4	1	5
Real estate properties disposed	—	—	1	—	(1)
Aggregate purchase price of real estate properties acquired (2)	$9,920,000	$22,896,000	$9,920,000	$42,450,000
Net book value of real estate properties disposed	$—	$—	$12,127,000	$—	(1)
Leased square feet of real estate property additions	25,000	54,000	25,000	140,000
Leased square feet of real estate property dispositions	—	—	139,000	—

(1)During the three months ended March 31, 2022, we disposed of one land parcel that formerly contained a property.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three and six months ended June 30, 2023 and 2022. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table allocates total rental revenue for the three months ended June 30, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Same store rental revenue	$39,844	$41,611	$(1,767)	(4.2)%
Same store tenant reimbursements	2,748	2,597	151	5.8%
Non-same store rental revenue	2,141	672	1,469	218.6%
Non-same store tenant reimbursements	231	37	194	524.3%
Other operating income	1	1	—	—%
Total rental revenue	$44,965	$44,918	$47	0.1%
•Same store rental revenue decreased primarily related to a $1,630,000 write-off of straight-line rent due to tenant uncertainty, impairment of above-market lease intangible assets of $260,000 and $293,000 related to tenants who ceased paying all or a portion of their rent, partially offset by a $311,000 increase in base rent for leases indexed to CPI and a $105,000 increase from new leasing and lease amendments at existing properties.

•Non-same store rental revenue increased primarily due to a $1,961,000 increase resulting from properties acquired since April 1, 2022, partially offset by a $492,000 decrease due to the disposition of a property.
•Non-same store tenant reimbursements increased $194,000 primarily due to properties acquired since April 1, 2022.
•There were no significant changes in same store tenant reimbursements and other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Same store rental expenses	$4,468	$4,237	$231	5.5%
Non-same store rental expenses	405	73	332	454.8%
General and administrative expenses	5,547	6,444	(897)	(13.9)%
Depreciation and amortization	18,803	17,814	989	5.6%
Impairment losses	6,364	—	6,364	100.0%
Total expenses	$35,587	$28,568	$7,019	24.6%
•There were no significant changes in same store rental expenses.
•Non-same store rental expenses increased primarily due to a $374,000 increase resulting from properties acquired since April 1, 2022.
•General and administrative expenses decreased primarily due to severance of $793,000 recorded in 2022, a $99,000 decrease in legal fees and a $27,000 decrease in stock-based compensation.
•Depreciation and amortization increased primarily due to a $962,000 increase from properties acquired since April 1, 2022, and a $592,000 impairment of in-place lease intangible assets, partially offset by a $337,000 decrease related to properties impaired in 2022 and a $169,000 decrease related to properties sold since April 1, 2022.
•Impairment losses were recorded in the aggregate amount of $6,364,000 and $0 during the three months ended June 30, 2023 and 2022, respectively.
Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest and other expenses, net:
Interest on credit facility	$5,664	$4,477	$1,187	26.5%
Other income	(141)	(148)	7	(4.7)%
Total interest and other expenses, net	$5,523	$4,329	$1,194	27.6%
•Interest on credit facility increased primarily due to a $770,000 increase related to higher weighted average outstanding principal balances on our credit facility of $70,330,000 and an increase of $760,000 related to the weighted average interest rate on our credit facility that is subject to variable rates.
•Other income decreased primarily due to $105,000 in interest income on a note receivable during the three months ended June 30, 2023, compared to $145,000 in settlement income from disposed properties during the three months ended June 30, 2022, partially offset by an increase of $30,000 in cash deposits interest income during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table allocates total rental revenue for the six months ended June 30, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Same store rental revenue	$79,012	$81,942	$(2,930)	(3.6)%
Same store tenant reimbursements	5,263	4,984	279	5.6%
Non-same store rental revenue	9,665	2,088	7,577	362.9%
Non-same store tenant reimbursements	666	184	482	262.0%
Other operating income	3	2	1	50.0%
Total rental revenue	$94,609	$89,200	$5,409	6.1%
•Same store rental revenue decreased primarily due to a $1,703,000 decrease related to tenants who ceased paying all or a portion of their rent, a $1,770,000 write-off of straight-line rent due to tenant uncertainty and an impairment of above-market lease intangible assets of $260,000, partially offset by a $632,000 increase in base rent for leases indexed to CPI and a $171,000 increase from new leasing and lease amendments at existing properties.
•Non-same store rental revenue increased due to $3,681,000 of lease termination income and $4,487,000 in increases due to properties acquired and properties placed in service since January 1, 2022, offset by a $493,000 decrease due to the disposition of a property.
•Non-same store tenant reimbursements increased $482,000 primarily due to properties acquired since January 1, 2022.
•There were no significant changes in same store tenant reimbursements and other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Same store rental expenses	$8,685	$8,247	$438	5.3%
Non-same store rental expenses	1,038	382	656	171.7%
General and administrative expenses	11,650	12,006	(356)	(3.0)%
Depreciation and amortization	37,355	35,802	1,553	4.3%
Impairment losses	6,708	7,387	(679)	(9.2)%
Total expenses	$65,436	$63,824	$1,612	2.5%
Gain on real estate dispositions	$21	$460	$(439)	(95.4)%
•There were no significant changes in same store rental expenses.
•Non-same store rental expenses increased primarily due to a $751,000 increase from properties acquired and properties placed in service since April 1, 2022.
•General and administrative expenses decreased primarily due to severance of $826,000 recorded in 2022, partially offset by a $319,000 increase in stock-based compensation.
•Depreciation and amortization increased primarily due to a $2,258,000 increase from properties acquired and properties placed in service since January 1, 2022, and a $592,000 impairment of in-place lease intangible assets, partially offset by a $674,000 decrease related to properties impaired in 2022 and a $315,000 decrease related to properties sold. In addition, the six months ended June 30, 2022, included an impairment of an in-place lease intangible asset of approximately $380,000.
•Impairment losses were recorded in the aggregate amount of $6,708,000 and $7,387,000 during the six months ended June 30, 2023 and 2022, respectively. The property related to the 2022 impairments was sold on March 31, 2023.

Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest and other expenses, net:
Interest on credit facility	$11,286	$12,665	$(1,379)	(10.9)%
Other income	(147)	(221)	74	(33.5)%
Total interest and other expenses, net	$11,139	$12,444	$(1,305)	(10.5)%
•Interest on credit facility decreased primarily due to $3,367,000 in loss on extinguishment of debt and $996,000 in amortization of interest rate swaps recognized during the six months ended June 30, 2022, partially offset by an increase of $1,470,000 related to higher weighted average outstanding principal balance on our credit facility of $79,050,000 and an increase of $1,569,000 related to changes in the weighted average interest rate on our credit facility that is subject to variable rates.
•Other income decreased primarily due to $105,000 in interest income on a note receivable during the six months ended June 30, 2023, compared to $217,000 in settlement income from disposed properties during the six months ended June 30, 2022, partially offset by an increase of $30,000 in cash deposits interest income during the six months ended June 30, 2023.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and are expected to continue to increase, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 93% of our outstanding debt as of June 30, 2023, allowing us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
Material Cash Requirements
In addition to the cash we need to conduct our normal business operations, we expect to require approximately $22,512,000 in cash over the next twelve months, of which $19,802,000 will be required for the payment of estimated interest on our outstanding debt (calculated based on our effective hedged interest rates as of June 30, 2023) and $2,710,000 related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of June 30, 2023, we had approximately $21,497,000 in cash and cash equivalents. For the six months ended June 30, 2023, we paid capital expenditures of $962,000 related to tenant improvements.
As of June 30, 2023, we had material obligations beyond 12 months in the amount of approximately $727,341,000, inclusive of $610,345,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of June 30, 2023) and $116,996,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2023, we had $565,000,000 of principal outstanding under our Unsecured Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of June 30, 2023, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility (as defined below).
As of June 30, 2023, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of June 30, 2023, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of June 30, 2023, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of June 30, 2023, the Revolving Credit Agreement did not have an outstanding principal balance.
As of June 30, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $290,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $590,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of June 30, 2023, the 2024 Term Loan Agreement had an aggregate outstanding principal balance of $290,000,000.
As of June 30, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. As of June 30, 2023, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2024 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,065,000,000, as of June 30, 2023. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of June 30, 2023, we had a total pool availability under our Unsecured Credit Facility of $1,065,000,000 and an aggregate outstanding principal balance of $565,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements as of June 30, 2023.
On July 13, 2023, we repaid $10,000,000 on the 2024 Term Loan Agreement with proceeds from the collection of a note receivable related to a disposition and cash flows from operations. As of July 13, 2023, as a result of the repayment, we had a total pool availability under our Unsecured Credit Facility of $1,055,000,000 and an aggregate outstanding principal balance of $555,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$64,206	$56,753	$7,453
Net cash provided by (used in) investing activities	$1,359	$(27,249)	$28,608
Net cash used in financing activities	$(56,985)	$(39,140)	$(17,845)
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from acquiring and placing properties in service, annual rent increases, new leasing and renewal activity and the receipt of lease termination income.
Investing Activities
Significant investing activities included:
•Investment of $9,920,000 to purchase one property during the six months ended June 30, 2023, compared to an investment of $42,428,000 to purchase five properties during the six months ended June 30, 2022.
•Sale of property for net proceeds of $12,241,000 during the six months ended June 30, 2023, compared to receiving $22,822,000 from the sale of a land parcel that formerly contained a property during the six months ended June 30, 2022.
•Incurred capital expenditures, primarily for tenant improvements and developments, of $962,000 during the six months ended June 30, 2023, compared to incurring $6,477,000 during the six months ended June 30, 2022.

Financing Activities
Significant financing activities included:
•Payment of $32,969,000 in distributions to common stockholders during the six months ended June 30, 2023, compared to $32,401,000 during the six months ended June 30, 2022.
•Repurchase of $5,994,000 of common stock under our share repurchase program during the six months ended June 30, 2023, compared to $4,606,000 during the six months ended June 30, 2022.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2023:
◦Repayment of $8,000,000 on the Revolving Credit Agreement with cash flows from operations; and
◦Repayment of $10,000,000 on the 2024 Term Loan Agreement with proceeds from a disposition and cash flows from operations.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2022:
◦Draw of $35,000,000 on the Revolving Credit Agreement for acquisitions;
◦Repayment of $30,000,000 on the Revolving Credit Agreement with proceeds from a disposition;
◦Replacement of $500,000,000 from our prior unsecured credit facility with borrowings from our new Revolving Credit Agreement and 2024 Term Loan Agreement; and
◦Draw of $205,000,000 on the 2028 Term Loan Agreement at closing to pay down the $205,000,000 outstanding balance on the Revolving Credit Agreement.
◦Payment of $6,940,000 in deferred financing costs as a result of entering into the Revolving Credit Agreement, 2024 Term Loan Agreement and 2028 Term Loan Agreement during the six months ended June 30, 2022.
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
The following table shows the sources of distributions paid during the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,
	2023			2022
Distributions paid in cash - common stockholders	$32,969			$32,401
Distributions reinvested (shares issued)	12,450			12,290
Total distributions	$45,419			$44,691
Source of distributions:
Cash flows provided by operations	$32,969	73%	(1)	$32,401	73%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	12,450	27%	(1)	12,290	27%	(1)
Total sources	$45,419	100%		$44,691	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of June 30, 2023, were approximately $7,505,000 for common stockholders. These distributions were paid on July 7, 2023.

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

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$3,855	$12,021	$18,055	$13,392
Adjustments:
Depreciation and amortization	18,780	17,788	37,311	35,754
Gain on real estate disposition	—	—	(21)	(460)
Impairment losses	6,364	—	6,708	7,387
FFO	$28,999	$29,809	$62,053	$56,073
Adjustments:
Severance arrangements	8	801	40	866
Write-off of straight-line rent receivables related to prior periods	1,479	—	1,618	—
Amortization of above (below) market lease intangibles, including ground leases	546	247	831	491
Loss on extinguishment of debt	—	—	—	3,367
Core FFO	$31,032	$30,857	$64,542	$60,797
Adjustments:
Deferred rent	344	299	863	498
Straight-line rent adjustments	(1,454)	(2,472)	(2,891)	(5,023)
Amortization of deferred financing costs	412	364	825	854
Stock-based compensation	1,251	1,278	2,493	2,174
AFFO	$31,585	$30,326	$65,832	$59,300
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing and we are exposed to such changes in the one-month Term SOFR. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election, and all of our interest rate swap agreements are indexed to SOFR. Our objectives in managing interest rate risk are to limit the impact of interest rate fluctuations on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
As of June 30, 2023, we had 11 interest rate swap agreements outstanding, which mature on various dates from December 2024 to January 2028, with an aggregate notional amount under the swap agreements of $525,000,000. As of June 30, 2023, the aggregate settlement asset value was $28,653,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $35,546,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of June 30, 2023, of the $565,000,000 total principal debt outstanding, $40,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 6.5% per annum. As of June 30, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $200,000 per year.

The following table summarizes our principal debt outstanding related to our credit facility as of June 30, 2023 (amounts in thousands):

June 30, 2023
Variable rate term loans fixed through interest rate swaps	$525,000
Variable rate term loans	40,000
Total principal debt outstanding (1)	$565,000

(1)As of June 30, 2023, the weighted average interest rate on our total debt outstanding was 3.5%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2023, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
During the three months ended June 30, 2023, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 1, 2023 - April 30, 2023	303,122	$8.22	—	$—
May 1, 2023 - May 31, 2023	—	$—	—	$—
June 1, 2023 - June 30, 2023	—	$—	—	$—
Total	303,122		—
During the three months ended June 30, 2023, we repurchased approximately $2,492,000 of Class A shares, Class I shares and Class T shares of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Insider trading arrangements and policies. During the three months ended June 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

3.2
Second Amended and Restated Bylaws of Sila Realty Trust, Inc. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 20, 2023, and incorporated here by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: August 7, 2023	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)