Form 10-Q
period 2023-09-30
Sila Realty Trust, Inc.
filed 2023-11-08
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2023, there were approximately 169,054,000 shares of Class A common stock, 16,942,000 shares of Class I common stock, 41,693,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Real estate:
Land	$168,283	$163,419
Buildings and improvements, less accumulated depreciation of $246,257 and $209,118, respectively	1,716,978	1,716,663
Total real estate, net	1,885,261	1,880,082
Cash and cash equivalents	14,563	12,917
Intangible assets, less accumulated amortization of $104,869 and $90,239, respectively	159,178	167,483
Goodwill	20,128	21,710
Right-of-use assets	36,649	37,443
Other assets	103,346	100,167
Total assets	$2,219,125	$2,219,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $1,948 and $2,412, respectively	$603,052	$580,588
Accounts payable and other liabilities	29,871	30,619
Intangible liabilities, less accumulated amortization of $7,043 and $5,923, respectively	10,826	11,946
Lease liabilities	41,260	41,554
Total liabilities	685,009	664,707
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 243,870,433 and 241,425,332 shares issued, respectively; 227,555,999 and 226,255,969 shares outstanding, respectively	2,276	2,263
Additional paid-in capital	2,037,177	2,024,176
Distributions in excess of accumulated earnings	(534,760)	(499,334)
Accumulated other comprehensive income	29,423	27,990
Total stockholders’ equity	1,534,116	1,555,095
Total liabilities and stockholders’ equity	$2,219,125	$2,219,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Rental revenue	$48,542	$46,881	$143,151	$136,081
Expenses:
Rental expenses	5,005	4,590	14,728	13,219
General and administrative expenses	4,828	4,760	16,478	16,766
Depreciation and amortization	18,097	18,641	55,452	54,443
Impairment losses	—	—	6,708	7,387
Total operating expenses	27,930	27,991	93,366	91,815
Gain on real estate dispositions	1	—	22	460
Interest and other expenses, net	5,630	5,498	16,769	17,942
Net income attributable to common stockholders	$14,983	$13,392	$33,038	$26,784
Other comprehensive income - unrealized gain on interest rate swaps, net	2,315	16,345	1,433	34,457
Comprehensive income attributable to common stockholders	$17,298	$29,737	$34,471	$61,241
Weighted average number of common shares outstanding:
Basic	227,436,306	225,638,485	226,995,005	225,052,921
Diluted	229,282,662	226,957,015	228,843,909	226,399,118
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.06	$0.15	$0.12
Diluted	$0.06	$0.06	$0.14	$0.12
Distributions declared per common share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2023	227,143,142	$2,272	$2,033,110	$(526,627)	$27,108	$1,535,863
Issuance of common stock under the distribution reinvestment plan	767,734	8	6,217	—	—	6,225
Vesting of restricted stock	61,002	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Repurchase of common stock	(415,879)	(4)	(3,378)	—	—	(3,382)
Distributions to common stockholders	—	—	—	(23,116)	—	(23,116)
Other comprehensive income	—	—	—	—	2,315	2,315
Net income	—	—	—	14,983	—	14,983
Balance, September 30, 2023	227,555,999	$2,276	$2,037,177	$(534,760)	$29,423	$1,534,116

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	2,284,648	23	18,652	—	—	18,675
Vesting of restricted stock	160,453	—	—	—	—	—
Stock-based compensation	—	1	3,720	—	—	3,721
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(1,145,071)	(11)	(9,365)	—	—	(9,376)
Distributions to common stockholders	—	—	—	(68,464)	—	(68,464)
Other comprehensive income	—	—	—	—	1,433	1,433
Net income	—	—	—	33,038	—	33,038
Balance, September 30, 2023	227,555,999	$2,276	$2,037,177	$(534,760)	$29,423	$1,534,116
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

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income attributable to common stockholders	$33,038	$26,784
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	55,452	54,443
Amortization of deferred financing costs	1,240	1,267
Amortization of above- and below-market leases	619	362
Other amortization expenses	598	1,989
Gain on real estate dispositions	(22)	(460)
Loss on extinguishment of debt	—	3,367
Impairment losses	6,708	7,387
Straight-line rent adjustments, net of write-offs	(2,490)	(7,653)
Stock-based compensation	3,721	3,034
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(1,063)	(2,647)
Other assets	40	1,158
Net cash provided by operating activities	97,841	89,031
Cash flows from investing activities:
Investments in real estate	(69,821)	(157,194)
Proceeds from real estate dispositions	12,388	22,822
Capital expenditures and other costs	(1,590)	(7,577)
Net cash used in investing activities	(59,023)	(141,949)
Cash flows from financing activities:
Proceeds from credit facility	50,000	845,000
Payments on credit facility	(28,000)	(745,000)
Payments for extinguishment of debt	—	(4)
Payments of deferred financing costs	(12)	(6,936)
Repurchase of common stock	(9,376)	(6,452)
Offering costs on issuance of common stock	(10)	(193)
Distributions to common stockholders	(49,774)	(48,920)
Net cash (used in) provided by financing activities	(37,172)	37,495
Net change in cash, cash equivalents and restricted cash	1,646	(15,423)
Cash, cash equivalents and restricted cash - Beginning of period	13,083	32,880
Cash, cash equivalents and restricted cash - End of period	$14,729	$17,457
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized	$15,751	$12,451
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$18,675	$18,594
Change in accrued distributions to common stockholders	$15	$192
Change in accounts payable and other liabilities related to capital expenditures and investments in real estate	$244	$(3,295)
Right-of-use assets obtained in exchange for new lease liabilities	$—	$15,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2023
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company invests in high-quality properties leased to tenants. The Company is primarily focused on investing in healthcare assets across the continuum of care, with emphasis on lower cost patient settings, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
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
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2023. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Restricted Cash
Restricted cash consists of cash held in an escrow account in accordance with a tenant's lease agreement. Restricted cash is reported in other assets in the accompanying condensed consolidated balance sheets.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning of period:
Cash and cash equivalents	$12,917	$32,359
Restricted cash	166	521
Cash, cash equivalents and restricted cash	$13,083	$32,880

End of period:
Cash and cash equivalents	$14,563	$17,291
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$14,729	$17,457
Reclassifications
The Company determined that certain expenses, previously presented within general and administrative expenses, are more closely related to the operations of its properties. As a result, these amounts have been reclassified to rental expenses for the prior period to conform to the current period presentation.
Note 3—Real Estate Investments
Real Estate Property Acquisitions
During the nine months ended September 30, 2023, the Company purchased two real estate properties in two separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements and tenant improvements, and intangible assets, consisting of in-place leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred and the purchase price allocation for acquisitions during the nine months ended September 30, 2023 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Consideration Transferred (amount in thousands)
West Palm Beach Healthcare Facility	06/15/2023	100%	$9,920
Burr Ridge Healthcare Facility	09/27/2023	100%	59,902
Total			$69,822

Total
Land	$6,892
Building and improvements	51,337
Tenant improvements	1,826
In-place leases	9,767
Total assets acquired	$69,822
The Company capitalized acquisition costs of approximately $158,000, which are included in the allocation of the real estate acquisitions presented above.
Real Estate Property Dispositions
On March 31, 2023, the Company sold one property for a sales price of $12,500,000, consisting of $5,000,000 in cash and $7,500,000 that was structured as a note receivable, which was collected in full on June 30, 2023. Interest income on the note receivable was $105,000 for the nine months ended September 30, 2023, and is recorded in interest and other expenses, net, on the accompanying condensed consolidated statement of comprehensive income.
On September 29, 2023, the Company sold one property for a sales price of $250,000.

Investment Risk Concentrations
As of September 30, 2023, the Company had one exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2023. Real estate properties located in the Houston-The Woodlands-Sugar Land, Texas metropolitan statistical area accounted for 10.4% of rental revenue for the nine months ended September 30, 2023.
As of September 30, 2023, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2023. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.3% of rental revenue for the nine months ended September 30, 2023.
Impairment Losses
The Company recorded impairment losses on real estate of $6,708,000 (including goodwill impairments of $1,582,000), for the nine months ended September 30, 2023, as a result of tenant related triggering events that occurred at certain properties. In addition, during the nine months ended September 30, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets of $592,000 and $260,000, respectively. The fair values of these properties were determined based on the guidance in ASC 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets.
During the nine months ended September 30, 2022, the Company recorded impairment losses on real estate of $7,387,000 (including goodwill impairments of $278,000). In addition, during the nine months ended September 30, 2022, the Company recorded an impairment of an in-place lease intangible asset of $380,000. The property related to the 2022 impairments was sold on March 31, 2023.
Impairment losses on real estate (including goodwill impairments) are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairments of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Impairments of above-market leases are recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2023	December 31, 2022
In-place leases, net of accumulated amortization of $98,193 and $83,788, respectively (with a weighted average remaining life of 8.3 years and 8.9 years, respectively)	$148,800	$155,365
Above-market leases, net of accumulated amortization of $6,676 and $6,451, respectively (with a weighted average remaining life of 7.0 years and 7.9 years, respectively)	10,378	12,118
	$159,178	$167,483
The aggregate weighted average remaining life of the intangible assets was 8.2 years and 8.8 years as of September 30, 2023 and December 31, 2022, respectively.
Amortization of intangible assets was $5,424,000 and $5,839,000 for the three months ended September 30, 2023 and 2022, respectively, and $17,630,000 and $17,557,000 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2023	December 31, 2022
Below-market leases, net of accumulated amortization of $7,043 and $5,923, respectively (with a weighted average remaining life of 7.6 years and 8.4 years, respectively)	$10,826	$11,946

Amortization of below-market leases was $373,000 and $373,000 for the three months ended September 30, 2023 and 2022, respectively, and $1,120,000 and $1,106,000 for the nine months ended September 30, 2023 and 2022, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

September 30, 2023
Period ending December 31, 2023	$44,254
2024	178,522
2025	174,706
2026	169,052
2027	165,342
Thereafter	990,386
Total	$1,722,262
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
The weighted average remaining lease term for the Company's leases was 36.7 years as of September 30, 2023.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of September 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

September 30, 2023
Period ending December 31, 2023	$671
2024	2,746
2025	2,768
2026	2,715
2027	2,681
Thereafter	107,456
Total undiscounted rental payments	119,037
Less imputed interest	(77,777)
Total lease liabilities	$41,260

The following table provides details of the Company's total lease costs for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2023	2022	2023	2022
Operating lease costs:
Ground lease costs (1)	Rental expenses	$682	$615	$2,045	$1,562
Corporate operating lease costs	General and administrative expenses	175	182	551	559
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$166	$135	$564	$354

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Other Assets
Other assets consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,654 and $889, respectively	$2,470	$3,178
Leasing commissions, net of accumulated amortization of $174 and $167, respectively	610	775
Restricted cash	166	166
Tenant receivables	1,966	1,736
Straight-line rent receivable	64,805	62,457
Prepaid and other assets	3,906	3,865
Derivative assets	29,423	27,990
	$103,346	$100,167
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$4,236	$5,387
Accrued interest expense	1,903	1,941
Accrued property taxes	4,606	2,421
Accrued personnel costs	2,645	3,940
Distributions payable to stockholders	7,518	7,719
Performance DSUs distributions payable	789	573
Tenant deposits	877	877
Deferred rental income	7,297	7,761
	$29,871	$30,619

Note 9—Credit Facility
The Company's outstanding credit facility as of September 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Variable rate revolving line of credit	$50,000	$8,000
Variable rate term loans fixed through interest rate swaps	525,000	485,000
Variable rate term loans	30,000	90,000
Total credit facility, principal amount outstanding	605,000	583,000
Unamortized deferred financing costs related to credit facility term loans	(1,948)	(2,412)
Total credit facility, net of deferred financing costs	$603,052	$580,588
Significant activities regarding the credit facility during the nine months ended September 30, 2023 include:
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
•On September 26, 2023, the Company drew $50,000,000 on its revolving line of credit to fund an acquisition.
The principal payments due on the credit facility as of September 30, 2023, for the period ending December 31, 2023, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

September 30, 2023
Period ending December 31, 2023	$—
2024 (1)	280,000
2025	—
2026	50,000
2027	—
Thereafter	275,000
$605,000

(1)The 2024 term loan has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee.
Note 10—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $605,000,000 and $583,000,000, which approximated its fair value due to the variable nature of the terms as of September 30, 2023 and December 31, 2022, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$29,423	$—	$29,423
Total assets at fair value	$—	$29,423	$—	$29,423

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,990	$—	$27,990
Total assets at fair value	$—	$27,990	$—	$27,990
Derivative assets are reported in the condensed consolidated balance sheets as other assets.
Real Estate Assets—Certain real estate assets (which include land, buildings and improvements and intangible assets) were adjusted to fair value as a result of impairments which occurred during the nine months ended September 30, 2023. The fair values of real estate assets were determined by using either third-party purchase offers or comparable sales information. The fair values of real estate assets based on third-party purchase offers are reflected in the Level 2 fair value hierarchy. The comparable sales technique uses estimates of properties similar to the subject property by comparing prices per square foot considering recent transaction activity. The estimates of comparable sales and prices per square foot have been adjusted, and are considered significant inputs and thus are classified within Level 3 of the fair value hierarchy.
The following table shows the fair value of the Company's real estate assets, including intangible assets, measured at fair value on a non-recurring basis as of the date on which the event took place, which was June 30, 2023 (amounts in thousands):

	June 30, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Fair Value	Total Losses (2)
Real estate assets	$—	$20,726	$1,552	$22,278	$5,978

(1)The fair value of real estate assets was derived using the comparable sales technique. The comparable sales price per square foot of $98.04 used in determining the fair value is considered a significant unobservable input.
(2)Amount includes impairment of in-place lease and above-market lease intangible assets of $592,000 and $260,000, respectively.

Note 11—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest and other expenses, net, as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $17,453,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2023		December 31, 2022
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Assets		Assets

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	12/31/2024 to 01/31/2028	$525,000	$29,423	$485,000	$27,990

(1)     Derivative assets are reported in the condensed consolidated balance sheets as other assets.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in Other Comprehensive Income on Derivatives	Location of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2023
Interest rate swaps	$6,780	Interest and other expenses, net	$4,465	$5,630
Three Months Ended September 30, 2022
Interest rate swaps	$16,724	Interest and other expenses, net	$379	$5,498
Nine Months Ended September 30, 2023
Interest rate swaps	$13,550	Interest and other expenses, net	$12,117	$16,769
Nine Months Ended September 30, 2022
Interest rate swaps	$31,545	Interest and other expenses, net	$(2,912)	$17,942
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of September 30, 2023, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2023 and December 31, 2022 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2023	$29,423	$—	$29,423	$—	$—	$29,423
December 31, 2022	$27,990	$—	$27,990	$—	$—	$27,990
Note 12—Stockholders' Equity
Distributions Payable
As of September 30, 2023, the Company had distributions payable of approximately $7,518,000. Of these distributions payable, approximately $5,502,000 was paid in cash on October 6, 2023, and approximately $2,016,000 was reinvested in shares of common stock pursuant to our distribution reinvestment plan, or the DRIP, effective October 1, 2023.
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. During the nine months ended September 30, 2023, the Company repurchased 1,145,071 Class A shares, Class I shares and Class T shares of common stock (879,861 Class A shares, 102,570 Class I shares and 162,640 Class T shares), for an aggregate purchase price of approximately $9,376,000 (an average of $8.19 per share). During the nine months ended September 30, 2022, the Company repurchased 786,861 Class A shares, Class I shares and Class T shares of common stock (690,494 Class A shares, 20,905 Class I shares and 75,462 Class T shares), for an aggregate purchase price of approximately $6,452,000 (an average of $8.20 per share).
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	13,550
Amount of income reclassified from accumulated other comprehensive income to net income	(12,117)
Other comprehensive income	1,433
Balance as of September 30, 2023	$29,423

Unrealized Income on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	31,545
Amount of loss reclassified from accumulated other comprehensive loss to net income	2,912
Other comprehensive income	34,457
Balance as of September 30, 2022	$29,610

The following table presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2023	2022
Interest rate swap contracts	$(12,117)	$2,912	Interest and other expense, net
Note 13—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, give rise to potentially dilutive shares of common stock. For the three and nine months ended September 30, 2023, diluted earnings per share reflected the effect of approximately 1,846,000 and 1,849,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the three and nine months ended September 30, 2022, diluted earnings per share reflected the effect of approximately 1,319,000 and 1,346,000, respectively, of non-vested shares of restricted common stock and Performance DSUs that were outstanding.
Note 14—Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, executive officers and employees.
During the nine months ended September 30, 2023, the Company granted time-based awards to its executive officers and certain employees, consisting of 284,063 restricted shares of Class A common stock, or the Time-Based 2023 Awards. The Time-Based 2023 Awards will vest ratably over four years following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions.
In addition, during the nine months ended September 30, 2023, the Company's compensation committee approved Performance DSUs to be granted to its executive officers for performance-based awards, or the Performance-Based 2023 Awards. The Performance-Based 2023 Awards will be measured based on Company performance over a three-year performance period ending on December 31, 2025. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date. The actual value realized by each executive will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
The Company recognized total stock-based compensation expense of $1,228,000 and $860,000, respectively, for the three months ended September 30, 2023 and 2022, and $3,721,000 and $3,034,000, respectively, for the nine months ended September 30, 2023, and 2022. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2023, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on October 6, 2023, for the period from September 1, 2023 through September 30, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
October 6, 2023	Class A	$4,419	$1,176	$5,595
October 6, 2023	Class I	333	222	555
October 6, 2023	Class T	750	618	1,368
		$5,502	$2,016	$7,518
The following table summarizes the Company's distributions paid to stockholders on November 7, 2023, for the period from October 1, 2023 through October 31, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
November 7, 2023	Class A	$4,581	$1,205	$5,786
November 7, 2023	Class I	346	229	575
November 7, 2023	Class T	779	637	1,416
		$5,706	$2,071	$7,777
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to September 30, 2023:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
October 17, 2023	Class A	$0.00109589	$0.40
October 17, 2023	Class I	$0.00109589	$0.40
October 17, 2023	Class T	$0.00109589	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
November 7, 2023	Class A	$0.00109589	$0.40
November 7, 2023	Class I	$0.00109589	$0.40
November 7, 2023	Class T	$0.00109589	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on November 1, 2023 and ending on November 30, 2023. The distributions are calculated based on 365 days in the calendar year. The distributions declared for each record date in November 2023 will be paid in December 2023. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on December 1, 2023 and ending on December 31, 2023. The distributions will be calculated based on 365 days in the calendar year. The distributions declared for each record date in December 2023 will be paid in January 2024. The distributions will be payable to stockholders from legally available funds therefor.
Repayment on Credit Facility
On November 1, 2023, the Company repaid $8,000,000 on its revolving line of credit with cash flows from operations and proceeds from a disposition.

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
As of September 30, 2023, we owned 132 real estate properties and two undeveloped land parcels.

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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. During the nine months ended September 30, 2023, GenesisCare (as defined below) filed for bankruptcy, and we determined the collectability of amounts owed under the contractual terms of GenesisCare's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for GenesisCare to the extent we have received cash. In addition, during the nine months ended September 30, 2023, we wrote off $1,630,000 of straight-line rent receivable related to GenesisCare, as a reduction in rental revenue, because the amounts were determined to be uncollectible. As of September 30, 2023, our real estate properties were 99.4% leased.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Number of real estate properties (1)	132	132
Leased square feet	5,456,000	5,508,000
Weighted average percentage of rentable square feet leased	99.4%	99.5%

(1)As of September 30, 2023, we owned 132 real estate properties and two undeveloped land parcels. As of September 30, 2022, we owned 132 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate properties acquired	1	2	2	7
Real estate properties disposed	1	—	2	—	(1)
Aggregate purchase price of real estate properties acquired (2)	$59,902,000	$114,744,000	$69,822,000	$157,194,000
Net book value of real estate properties disposed	$245,000	$—	$12,362,000	$—	(1)
Leased square feet of real estate property additions	105,000	144,000	130,000	284,000
Leased square feet of real estate property dispositions	38,000	—	177,000	—

(1)During the nine months ended September 30, 2022, we disposed of one land parcel that formerly contained a property.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three and nine months ended September 30, 2023 and 2022. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table allocates total rental revenue for the three months ended September 30, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Same store rental revenue	$41,522	$41,898	$(376)	(0.9)%
Same store tenant reimbursements	3,020	2,738	282	10.3%
Non-same store rental revenue	3,744	2,116	1,628	76.9%
Non-same store tenant reimbursements	255	129	126	97.7%
Other operating income	1	—	1	100.0%
Total rental revenue	$48,542	$46,881	$1,661	3.5%
•Same store rental revenue decreased primarily due to a $652,000 decrease related to tenants who ceased paying all or a portion of their rent, partially offset by a $239,000 increase in annual base rent escalations for leases indexed to CPI and a $37,000 increase from new and renewal leases.
•Same store tenant reimbursements increased $282,000 primarily due to higher operating costs in the current year.

•Non-same store rental revenue increased primarily due to lease termination income of $1,504,000 and a $616,000 increase attributable to properties acquired since July 1, 2022, partially offset by a $492,000 decrease due to property dispositions.
•Non-same store tenant reimbursements increased $126,000 primarily due to properties acquired since July 1, 2022.
•There were no significant changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Same store rental expenses	$4,577	$4,260	$317	7.4%
Non-same store rental expenses	428	330	98	29.7%
General and administrative expenses	4,828	4,760	68	1.4%
Depreciation and amortization	18,097	18,641	(544)	(2.9)%
Total operating expenses	$27,930	$27,991	$(61)	(0.2)%
Gain on real estate dispositions	$1	$—	$1	100.0%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased $317,000 primarily due to higher operating costs in the current year.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $131,000 increase attributable to properties acquired since July 1, 2022, partially offset by a $33,000 decrease due to property dispositions.
•General and administrative expenses increased primarily due to a $368,000 increase in stock-based compensation due to equity awards granted in 2023, partially offset by a decrease of $207,000 in proxy reporting costs related to our annual meeting of stockholders and a decrease of $60,000 due to the timing of third-party valuation services for our estimated per share net asset value.
•Depreciation and amortization decreased primarily due to a $272,000 decrease from property dispositions, a $341,000 decrease attributable to fully amortized in-place leases and a $284,000 decrease related to properties impaired, partially offset by a $320,000 increase attributable to properties acquired since July 1, 2022 and a $33,000 increase due to capital expenditures placed in service.
Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest and other expenses, net:
Interest on credit facility	$5,653	$5,579	$74	1.3%
Other income	(23)	(81)	58	(71.6)%
Total interest and other expenses, net	$5,630	$5,498	$132	2.4%
•Interest on credit facility increased primarily due to an increase of $687,000 related to the weighted average interest rate on our credit facility that is subject to variable rates, partially offset by a $293,000 decrease due to a reduction in the weighted average outstanding principal balance on our credit facility of $19,457,000. In addition, interest on credit facility includes $291,000 of interest rate swap amortization during the three months ended September 30, 2022.
•Other income decreased primarily due to $75,000 in settlement income from disposed properties recognized during the three months ended September 30, 2022, partially offset by an increase of $18,000 in cash deposits interest income during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table allocates total rental revenue for the nine months ended September 30, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Same store rental revenue	$119,084	$122,424	$(3,340)	(2.7)%
Same store tenant reimbursements	8,016	7,599	417	5.5%
Non-same store rental revenue	14,857	5,621	9,236	164.3%
Non-same store tenant reimbursements	1,189	435	754	173.3%
Other operating income	5	2	3	150.0%
Total rental revenue	$143,151	$136,081	$7,070	5.2%
•Same store rental revenue decreased primarily due to a $2,371,000 decrease related to tenants who ceased paying all or a portion of their rent, a $1,770,000 write-off of straight-line rent due to tenant uncertainty and an impairment of above-market lease intangible assets of $260,000, partially offset by a $868,000 increase in annual base rent escalations for leases indexed to CPI and a $193,000 increase from new and renewal leases.
•Same store tenant reimbursements increased $417,000 primarily due to higher operating costs in the current year.
•Non-same store rental revenue increased primarily due to lease termination income of $5,185,000 and a $5,135,000 increase attributable to properties acquired and properties placed in service since January 1, 2022, partially offset by a $985,000 decrease due to property dispositions and a $99,000 decrease due to deferment of rent on a property under renovation.
•Non-same store tenant reimbursements increased $754,000 primarily due to properties acquired since January 1, 2022.
•There were no significant changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Same store rental expenses	$12,950	$12,338	$612	5.0%
Non-same store rental expenses	1,778	881	897	101.8%
General and administrative expenses	16,478	16,766	(288)	(1.7)%
Depreciation and amortization	55,452	54,443	1,009	1.9%
Impairment losses	6,708	7,387	(679)	(9.2)%
Total operating expenses	$93,366	$91,815	$1,551	1.7%
Gain on real estate dispositions	$22	$460	$(438)	(95.2)%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased $612,000 primarily due to higher operating costs in the current year.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $1,031,000 increase from properties acquired and properties placed in service since January 1, 2022, partially offset by a $134,000 decrease due to property dispositions.
•General and administrative expenses decreased primarily due to a $806,000 decrease in separation pay primarily related to our former chief accounting officer and a $247,000 decrease in proxy reporting costs related to our annual meeting of stockholders, partially offset by an increase of $687,000 in stock-based compensation due to equity awards granted in 2023.
•Depreciation and amortization increased primarily due to a $2,601,000 increase attributable to properties acquired and properties placed in service since January 1, 2022, a $193,000 increase due to capital expenditures placed in service and a $592,000 impairment of in-place lease intangible assets, partially offset by a $792,000 decrease from property dispositions, a $451,000 decrease attributable to fully amortized in-place leases and a $754,000 decrease related to properties impaired. In addition, the nine months ended September 30, 2022, included an impairment of an in-place lease intangible asset of $380,000.

•Impairment losses were recorded in the aggregate amount of $6,708,000 and $7,387,000 during the nine months ended September 30, 2023 and 2022, respectively. The property related to the 2022 impairments was sold on March 31, 2023.
Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest and other expenses, net:
Interest on credit facility	$16,939	$18,244	$(1,305)	(7.2)%
Other income	(170)	(302)	132	(43.7)%
Total interest and other expenses, net	$16,769	$17,942	$(1,173)	(6.5)%
•Interest on credit facility decreased primarily due to $3,367,000 in loss on extinguishment of debt and $1,286,000 in interest rate swap amortization recognized during the nine months ended September 30, 2022, partially offset by an increase of $2,538,000 related to changes in the weighted average interest rate on our credit facility that is subject to variable rates and an increase of $895,000 due to an increase in the weighted average outstanding principal balance on our credit facility of $45,938,000.
•Other income decreased primarily due to $105,000 in interest income on a note receivable recognized during the nine months ended September 30, 2023, compared to $283,000 in settlement income from disposed properties recognized during the nine months ended September 30, 2022, partially offset by an increase of $47,000 in cash deposits interest income during the nine months ended September 30, 2023.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and may continue to increase, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 87% of our outstanding debt as of September 30, 2023, allowing us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
Material Cash Requirements
In addition to the cash we need to conduct our normal business operations, we expect to require approximately $25,265,000 in cash over the next twelve months, of which $22,536,000 will be required for the payment of estimated interest on our outstanding debt (calculated based on our effective interest rates as of September 30, 2023) and $2,729,000 related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of September 30, 2023, we had approximately $14,563,000 in cash and cash equivalents. For the nine months ended September 30, 2023, we paid capital expenditures of $1,590,000 related to tenant improvements.
As of September 30, 2023, we had material obligations beyond 12 months in the amount of approximately $766,274,000, inclusive of $649,966,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2023) and $116,308,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2023, we had $605,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of September 30, 2023, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of September 30, 2023, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of September 30, 2023, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of September 30, 2023, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of September 30, 2023, the Revolving Credit Agreement had an aggregate outstanding principal balance of $50,000,000.
As of September 30, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $280,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $580,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of September 30, 2023, the 2024 Term Loan Agreement had an aggregate outstanding principal balance of $280,000,000.
As of September 30, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. As of September 30, 2023, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2024 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,055,000,000, as of September 30, 2023. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of September 30, 2023, we had a total pool availability under our Unsecured Credit Facility of $1,055,000,000 and an aggregate outstanding principal balance of $605,000,000; therefore, $450,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements as of September 30, 2023.

On November 1, 2023, we repaid $8,000,000 on the Revolving Credit Agreement with cash flows from operations and proceeds from a disposition. As of November 1, 2023, as a result of the repayment, we had a total pool availability under our Unsecured Credit Facility of $1,055,000,000 and an aggregate outstanding principal balance of $597,000,000; therefore, $458,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$97,841	$89,031	$8,810
Net cash used in investing activities	$(59,023)	$(141,949)	$82,926
Net cash (used in) provided by financing activities	$(37,172)	$37,495	$(74,667)
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from acquiring and placing properties in service, annual rent increases, new leasing and renewal activity and the receipt of lease termination income.
Investing Activities
Significant investing activities included:
•Investment of $69,821,000 to purchase two properties during the nine months ended September 30, 2023, compared to an investment of $157,194,000 to purchase seven properties during the nine months ended September 30, 2022.
•Sale of two properties for net proceeds of $12,388,000 during the nine months ended September 30, 2023, compared to receiving $22,822,000 from the sale of a land parcel that formerly contained a property during the nine months ended September 30, 2022.
•Incurred capital expenditures, primarily for tenant improvements, of $1,590,000 during the nine months ended September 30, 2023, compared to incurring $7,577,000 during the nine months ended September 30, 2022.

Financing Activities
Significant financing activities included:
•Payment of $49,774,000 in distributions to common stockholders during the nine months ended September 30, 2023, compared to $48,920,000 during the nine months ended September 30, 2022.
•Repurchase of $9,376,000 of common stock under our share repurchase program during the nine months ended September 30, 2023, compared to $6,452,000 during the nine months ended September 30, 2022.
•The following Unsecured Credit Facility related activity during the nine months ended September 30, 2023:
◦Repayment of $8,000,000 on the Revolving Credit Agreement with cash flows from operations;
◦Repayment of $20,000,000 on the 2024 Term Loan Agreement with proceeds from a disposition, the collection of a note receivable related to a disposition and cash flows from operations; and
◦Draw of $50,000,000 on the Revolving Credit Agreement to fund an acquisition.
•The following Unsecured Credit Facility related activity during the nine months ended September 30, 2022:
◦Draw of $70,000,000 on the Revolving Credit Agreement to fund acquisitions;
◦Draw of $70,000,000 on the 2028 Term Loan Agreement to fund acquisitions;
◦Repayment of $40,000,000 on the Revolving Credit Agreement with proceeds from dispositions and cash flows from operations;
◦Replacement of $500,000,000 from our prior unsecured credit facility with borrowings from our new Revolving Credit Agreement and 2024 Term Loan Agreement;
◦Draw of $205,000,000 on the 2028 Term Loan Agreement at closing to pay down the $205,000,000 outstanding balance on the Revolving Credit Agreement; and
◦Payment of $6,936,000 in deferred financing costs as a result of entering into the Revolving Credit Agreement, 2024 Term Loan Agreement and 2028 Term Loan Agreement during the nine months ended September 30, 2022.
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

The following table shows the sources of distributions paid during the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,
	2023			2022
Distributions paid in cash - common stockholders	$49,774			$48,920
Distributions reinvested (shares issued)	18,675			18,594
Total distributions	$68,449			$67,514
Source of distributions:
Cash flows provided by operations	$49,774	73%	(1)	$48,920	72%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	18,675	27%	(1)	18,594	28%	(1)
Total sources	$68,449	100%		$67,514	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of September 30, 2023, were approximately $7,518,000 for common stockholders. These distributions were paid on October 6, 2023.
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
We calculate Core FFO by adjusting FFO to remove the effect of items that are not expected to impact our operating performance on an ongoing basis and consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include severance payments, write-off of straight-line rent receivables related to prior periods, amortization of above- and below-market leases (including ground leases) and loss on extinguishment of debt.
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
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$14,983	$13,392	$33,038	$26,784
Adjustments:
Depreciation and amortization	18,073	18,615	55,384	54,369
Gain on real estate dispositions	(1)	—	(22)	(460)
Impairment losses	—	—	6,708	7,387
FFO	$33,055	$32,007	$95,108	$88,080
Adjustments:
Severance payments	43	23	83	889
Write-off of straight-line rent receivables related to prior periods	—	—	1,618	—
Amortization of above (below) market lease intangibles, including ground leases	279	271	1,110	762
Loss on extinguishment of debt	—	—	—	3,367
Core FFO	$33,377	$32,301	$97,919	$93,098
Adjustments:
Deferred rent	325	299	1,188	797
Straight-line rent adjustments	(1,217)	(2,630)	(4,108)	(7,653)
Amortization of deferred financing costs	415	413	1,240	1,267
Stock-based compensation	1,228	860	3,721	3,034
AFFO	$34,128	$31,243	$99,960	$90,543
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
As of September 30, 2023, we had 11 interest rate swap agreements outstanding, which mature on various dates from December 2024 to January 2028, with an aggregate notional amount under the swap agreements of $525,000,000. As of September 30, 2023, the aggregate settlement asset value was $31,116,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $37,372,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of September 30, 2023, of the $605,000,000 total principal debt outstanding, $80,000,000 was subject to variable interest rates, indexed to Term SOFR, with an interest rate of 6.7% per annum. As of September 30, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $400,000 per year.
The following table summarizes our principal debt outstanding related to our credit facility as of September 30, 2023 (amounts in thousands):

September 30, 2023
Variable rate revolving line of credit	$50,000
Variable rate term loans fixed through interest rate swaps	525,000
Variable rate term loans	30,000
Total principal debt outstanding (1)	$605,000

(1)As of September 30, 2023, the weighted average interest rate on our total debt outstanding was 3.7%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 1, 2023, we granted an aggregate of 55,350.55 shares of restricted Class A common stock to our five independent directors. Each independent director received 11,070.11 shares of restricted Class A common stock that will vest on July 1, 2024. The awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
During the three months ended September 30, 2023, we fulfilled the following repurchase requests pursuant to our Share Repurchase Program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
July 1, 2023 - July 31, 2023	394,788	$8.13	—	$—
August 1, 2023 - August 31, 2023	21,091	$8.13	—	$—
September 1, 2023 - September 30, 2023	—	$—	—	$—
Total	415,879		—
During the three months ended September 30, 2023, we repurchased approximately $3,382,000 of Class A shares, Class I shares and Class T shares of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Insider trading arrangements and policies. During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)