Form 10-K
period 2023-12-31
Sila Realty Trust, Inc.
filed 2024-03-06
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.
As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 168,697,000 shares of Class A common stock, 16,865,000 shares of Class I common stock, 41,405,000 shares of Class T common stock and 0 shares of Class T2 common stock held by non-affiliates, for an aggregate market value of approximately $1,371,507,000, $137,112,000, $336,623,000 and $0, respectively, assuming a market value of $8.13 per share of our Class A common stock, Class I common stock, Class T common stock and Class T2 common stock, based on the Registrant's estimated per share net asset value as of June 30, 2023, of the Registrant's common stock established by the Registrant's board of directors at that time.
As of February 29, 2024, there were approximately 169,361,000 shares of Class A common stock, 17,019,000 shares of Class I common stock, 41,891,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2024 annual stockholders meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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
We are an internally managed company primarily focused on investing in high quality healthcare assets across the continuum of care, which we believe typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
We formerly invested in data center properties. During the second quarter of 2021, our board of directors, or the Board, made a determination to sell our data center properties. On May 19, 2021, we and certain of our wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of up to 29 data center properties owned by us, which constituted the entirety of our data center segment, or the Data Center Sale. On July 22, 2021, we completed the sale of all 29 of the data center properties for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the sale of the data center properties. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in the aggregate amount of approximately $392,685,000. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on our results and operations for the periods presented. The operations of the data center segment have been classified as income from discontinued operations on the consolidated statements of comprehensive income for the year ended December 31, 2021.
We raised the equity capital for our real estate investments through two public offerings, or our Offerings, from May 2014 through November 2018, and we have offered shares through our distribution reinvestment plan, or the DRIP, pursuant to three Registration Statements on Form S-3, together the DRIP Offerings and each a DRIP Offering, since November 2017.
As of December 31, 2023, we owned 131 real estate healthcare properties and two undeveloped land parcels.
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

Valuation Date	Effective Date	Estimated Per Share NAV
May 31, 2021	July 26, 2021	$9.95	(1)
May 31, 2021	July 26, 2021	$8.20	(1)
June 30, 2022	August 25, 2022	$8.22
March 31, 2023	May 11, 2023	$8.13
October 31, 2023	December 18, 2023	$7.48
(1)On July 22, 2021, we announced the Estimated Per Share NAV that the Board, at the recommendation of our audit committee, or the Audit Committee, approved on July 20, 2021, which was calculated as of May 31, 2021, of $9.95. Upon the declaration of a special cash distribution of $1.75 per share to stockholders of record on July 26, 2021, the new Estimated Per Share NAV was $8.20.
Key Developments During 2023
•During the year ended December 31, 2023, we purchased two operating healthcare properties, comprising approximately 130,000 rentable square feet for an aggregate purchase price of approximately $69,822,000.

•During the year ended December 31, 2023, we sold three healthcare facilities for an aggregate sale price of $271,107,000 and generated net proceeds of $270,306,000.
Investment Objectives and Policies
Our primary investment objectives at this time are to:
•acquire high quality healthcare properties leased to tenants along the continuum of care, capitalizing on critical and structural economic growth drivers;
•pay regular cash distributions to stockholders;
•preserve, protect and return capital contributions to stockholders;
•realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and
•be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and projected real estate markets.
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
Investment Strategy
We focus our investment activities on acquiring properties, preferably on a net-leased basis, that are primarily in the healthcare sector. We currently expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate-related debt and equity securities that meet our investment strategy and return criteria. We evaluate our assets in an effort to avoid any investments that would cause us to fail to maintain our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940.
We seek to obtain investments that are (i) essential to the successful business operations of the tenants; (ii) leased to creditworthy and investment grade tenants, preferably on a net-leased basis; (iii) leased to tenants on a long-term basis, which typically include annual or periodic fixed rental increases; and (iv) located in geographically diverse, established markets with superior access and visibility.
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
•physical condition, age, and environmental reports;
•location, visibility and access;
•historical financial performance;
•tenants in place and tenant creditworthiness;
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
We currently pay, and intend to continue to pay, distributions to our stockholders. If we do not have enough cash from operations to fund distributions, we may sell assets or draw on our credit facility in order to fund distributions. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations.
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
Concentration of Credit Risk and Significant Tenants
As of December 31, 2023, we had cash on deposit in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we do not believe we are exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the tenant that accounted for 10% or more of our rental revenue for the year ended December 31, 2023:

Tenant	Total Number of Leases	Leased Sq Ft	2023 Rental Revenue (in thousands)	Percentage of 2023 Rental Revenue
Post Acute Medical, LLC, and its affiliates (1)	15	708,817	$27,342	14.5%

(1)    The leases are with tenants under the common control of Post Acute Medical, LLC and its affiliates and have lease expiration dates between 2030 and 2042.

The following table shows the geographic diversification of our real estate properties that accounted for 10% or more of our rental revenue for the year ended December 31, 2023:

Location	Total Number of Leases	Leased Sq Ft	2023 Rental Revenue (in thousands)	Percentage of 2023 Rental Revenue
Houston-Pasadena-The Woodlands, TX	5	490,742	$19,217	10.2%
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
Corporate Responsibility
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
Environmental
In light of climate concerns and employees' continuing desire for workplace flexibility, we maintain a hybrid workplace model. We lease Class A Office space in a recently constructed building that intends to deliver a restorative professional environment that cultivates productivity, collaboration, engagement, and balance. The neighborhood in which the office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so in North America. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. The building is WELL Gold v2 Certified and LEED Silver Certified.
We intend to take all reasonable steps to fully comply with environmental laws and regulations for our real estate properties, including obtaining environmental assessments of all properties that we acquire. We obtain Phase I Environmental Assessment Reports, and as needed, further environmental due diligence, including but not limited to Phase II Environmental Assessment Reports, upon each property acquisition, and, if determined necessary, during our period of ownership, to ensure that the properties that we acquire and own are free of environmental contamination and hazardous substances. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability, for third-party bodily injury and property damage claims.

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
Core Values: We believe that our employees are aligned around core values that inspire our behavior as individuals and as an organization. Our core values are essential to the Company's culture. These values are critical to the success of the Company and are aligned with the Company's mission and vision statements. They define expectations for how all employees collaborate, communicate, interact and perform their roles within the Company. They describe for each employee the expectation of a "HI ACT" and that is with humility, with integrity, with accountability, with transparent and honest communication and by embracing teamwork.
Social Impact and Community: Our mission is to engage, inspire, and empower our employees to make a positive impact on our community where we work and live. We strive to support each of our employees engaging in the community in areas in which they are passionate and supporting causes that are personally meaningful to them. Employees are encouraged to drive positive change by dedicating their time and talent to non-profit organizations. The Company has a volunteer program whereby employees are provided 24 paid hours each year to use for service to the community. In addition, the Company organizes several group volunteer opportunities each year to support our local communities and foster a culture of giving back. Our social impact programs are in support of several non-for-profit organizations.
Human Capital Resources
As of December 31, 2023, we had 48 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual and his or her ideas and experiences. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation and benefits program is designed to attract and retain talent. We review our compensation and benefits against market and industry benchmarks to ensure they are competitive. Our employees are offered significant flexibility to meet personal and family needs.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed our Registration Statements on Form S-11, Registration Statements on Form S-3, amendments to our Registration Statements and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make certain materials that are electronically filed with the SEC available at www.silarealtytrust.com as soon as reasonably practicable.
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
In addition, with some exceptions, the Maryland Control Share Acquisition Act, provides that a holder of "control shares" of a Maryland corporation acquired in a control share acquisition has no voting rights, except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding "control shares" owned by the acquiring person, owned by the Company's officers, and owned by the Company's employees who are also directors. As permitted by the MGCL, however, our bylaws exempt the Company from the application of the Maryland Control Share

Acquisition Act. If we amend our bylaws to repeal this exemption, the Maryland Control Share Acquisition Act would apply and would very likely make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Further, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.
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
GenesisCare USA, Inc. and its affiliates, or GenesisCare, a sponsor and owner of the tenant in 17 of our real estate properties, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. GenesisCare emerged from bankruptcy on February 16, 2024. The master lease related to our 17 properties was assumed by the emerging entity and therefore remains in force under its existing terms. Although GenesisCare continues to make its lease payments to us in accordance with their contractual terms, we continue to negotiate with GenesisCare regarding certain adjustments to this lease and there can be no assurances that GenesisCare will continue to make its lease payments to us. At this time there can be no assurance as to how our lease negotiations will be resolved and how such negotiations may impact GenesisCare's obligations under the lease, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
We had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2023. The leases with tenants under common control of Post Acute Medical LLC accounted for 14.5% of rental revenue for the year ended December 31, 2023. In the event that a tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us. As discussed above, GenesisCare, a sponsor and owner of the tenant in 17 of our real estate properties, filed for Chapter 11 bankruptcy protection on June 1, 2023. Although GenesisCare’s bankruptcy proceeds did not have a material adverse effect on our business, there can be no assurance that similar proceedings will not cause such a material adverse effect in the future.

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
During the year ended December 31, 2023, approximately 44.3% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, or an investment grade rated guarantor or affiliate, 6.2% of our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 49.5% of our total rental revenue was derived from tenants that were not rated. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital to improve or maintain our properties or for any other reason, we will have to obtain financing from sources such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Risks Associated with Investments in the Healthcare Property Sector
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amount available for distributions to our stockholders.
Our current and potential properties and our tenants may face competition from nearby healthcare facilities and other properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market and telemedicine are disrupting "agents" in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. The trend of increasing private equity investment in healthcare providers could also increase competition in the healthcare market. Our tenants’ failure to compete successfully with other healthcare providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals, physicians or other healthcare providers to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Healthcare provider tenants may be subject to numerous laws and regulations that regulate, among other things, quality and medical necessity of care, insurance and patient billing, the security and privacy of patient information, healthcare provider financial interests and conflicts of interest, self-referrals, price transparency, corporate practice of medicine and surprise billing. Such laws and regulations include, but are not limited to: the Medicare and Medicaid statutes; the Stark Law; the civil False Claims Act; the federal False Claims Law; the federal Anti-Kickback Statute; applicable state law prohibitions against kickbacks, fraud and abuse, patient brokering, advertising and marketing of healthcare items and services and fee splitting; state laws regulating the corporate practice of medicine; the federal Eliminating Kickbacks in Recovery Act; the Program Fraud Civil Remedies Act; the Civil Monetary Penalties Law; the Exclusion Laws; the Health Insurance Portability and Accountability Act of 1996 and applicable state laws regarding patient privacy and the security of patient health information; the Clinical Laboratory Improvement Amendments of 1988; the Travel Act; OIG compliance program elements; and all amendments thereto of the foregoing, including any regulations or decisions promulgated thereunder.
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
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services, particularly as telemedicine and telehealth continue to gain popularity, as well as continued innovation and integration of technological advancements and artificial intelligence; a shift in the provision of healthcare services from inpatient to outpatient settings; changes in third party reimbursement methods and policies, including an increased focus on value-based reimbursement with downside provider risk; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers including competition for patients among healthcare providers in areas with significant unused capacity; increased expense for uninsured patients; increased expense arising from an older and sicker patient mix; increased liability insurance expenses; increased emphasis on compliance with privacy and security requirements related to health information; pressures on healthcare providers to control or reduce costs; staffing shortages (particularly nursing staff) and increases in wages as well as inflation in the cost of supplies; regulatory and government reimbursement uncertainty, increased price transparency resulting from the Transparency in Coverage rule and the Consolidated Appropriations Act of 2021, the Hospital Price Transparency regulation of 2021, the No Surprises Act and other healthcare reform laws and court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicaid payment rates; increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on healthcare entities and their business associates (i.e., vendors who handle patient protected health information); anticipated increased scrutiny and enforcement of anti-trust laws by the Federal Trade Commission and Department of Justice Antitrust Division; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect demand for healthcare facilities by potential future tenants and/or the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders.
Risks Associated with Debt Financing and Investments
Interest rate exposure could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
Our revenues are generated by our leases, which typically have fixed rental rates, subject to periodic rent escalators. The generally fixed nature of revenues and the variable rate of debt obligations could create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and adversely affect our business, financial condition, results of operations, and our ability to make distributions to our stockholders. During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. As of December 31, 2023, we have hedged all of our variable rate debt by using interest rate swaps to effectively fix the interest rate.
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
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. International conflicts and resultant U.S. response, including financial sanctions, have recently disrupted credit markets. These disruptions have severely impacted the availability of credit in the market and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. These disruptions in the credit markets have not thus far affected our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets, but they may do so in the future. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to reduce the number of properties we can purchase and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. However, for taxable years beginning after December 31, 2017, and before January 1, 2026, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. These rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends; however, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including our common stock.
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
General Risk Factors
Our shares of common stock are not listed on an exchange, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they may sell them at a substantial discount. Our stockholders are also limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
There is currently no public market for our shares. Although we presently intend to consider alternatives for providing liquidity to our stockholders, we do not have a fixed date or method for providing stockholders with liquidity, and our completion of a liquidity event is not guaranteed. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment. If our stockholders are able to find a buyer for their shares, our stockholders may have to sell them at a substantial discount to their purchase price. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and the Board may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce or terminate our share repurchase program upon 30 days' prior notice to our stockholders for any reason it deems appropriate. The restrictions of our share repurchase program limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. We can only repurchase shares due to death or involuntary exigent circumstance in accordance with our share repurchase program, subject in each case to specified terms and limitations, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the limitations of our share repurchase program.
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
We consider a cyber incident to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented, or will implement, will prevent cybersecurity threats that could adversely affect our business, financial condition, and results of operations. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures are required by state or federal authorities, there is no guarantee that the increased amount of resources, both time and expense, will not adversely affect our business.
We expect that most of our properties will continue to be located in the continental United States and would be affected by economic downturns, as well as economic cycles and risks inherent to that area.
Our properties are concentrated in, and we expect to continue to acquire commercial real estate located in, the continental United States; however, we may purchase properties in other jurisdictions. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States real estate market include, but are not limited to: financial performance and productivity of, among others, the publishing, advertising, financial, technology, retail, insurance and real estate industries; business layoffs or downsizing; industry slowdowns; potential government shutdowns; relocations of businesses; changing demographics; increased telecommuting and use of alternative workplaces; infrastructure quality; any oversupply of, or reduced demand for, real estate; concessions or reduced rental rates under new leases for properties where tenants defaulted; increased insurance premiums; and increased interest rates.
Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as the sale of assets, the sale of additional securities and funds equal to amounts reinvested in the DRIP, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. Funding distributions to our stockholders will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire such properties or investments may have a negative effect on our ability to generate sufficient cash flows from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
We have developed, implemented, and integrated a cybersecurity program, or the Cybersecurity Program, to protect our information systems by using physical, technical, and administrative safeguards. This includes assessing, identifying, monitoring, reporting, managing and remediating cybersecurity threats. The Cybersecurity Program aims to prevent data ex-filtration, manipulation, and destruction, as well as system and transactional disruption. The Cybersecurity Program utilizes a threat-centric and risk-based approach to identify and assess cybersecurity threats that could affect our business and information systems based on the National Institute of Standards and Technology Cybersecurity Framework, or the NIST Framework.
Our Cybersecurity Program includes the following processes:
•Quarterly control reviews, annual policy reviews and annual investments in our security infrastructure;
•Periodic testing of our information systems to assess our vulnerability to cyber risk, which includes targeted penetration testing and vulnerability scanning;
•Testing and audits of our IT-related internal controls over financial reporting, excluding cybersecurity controls, by our internal auditors;
•Conducting a comprehensive information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to acknowledge our Information Security policy each year. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees;
•Annually assess the Cybersecurity Program against the NIST Framework;
•Maintaining business continuity, contingency and recovery plans to quickly react to cybersecurity incidents;
•Conducting security assessments of all third-party service providers with access to personal, confidential or proprietary information before engagement and maintaining ongoing monitoring by reviewing system and organization controls reports, relevant cyber attestations, and other independent cyber ratings;
•Retaining a third-party cybersecurity provider for emergency incident response services in the event of a serious information security breach; and
•Maintaining cybersecurity risk insurance that could help defray the costs of an information security breach as a backstop to the Cybersecurity Program.
Through our incident response plan, we have designated a cybersecurity management committee, or the Cybersecurity Management Committee, composed of our executive officers and management representatives. Led by Our Vice President of Information Technology & Corporate Facilities, our Cybersecurity Management Committee is responsible for the management of the Cybersecurity Program and for the day-to-day investigation of and response to potential information security-related incidents. Pursuant to our incident response plan, incidents meeting specified severity levels are required to be escalated to the Cybersecurity Management Committee for review and response. The goals of the incident response plan are to prevent, detect and react to information security incidents, determine their scope and risk, respond appropriately to the incident, communicate the results and risk to relevant stakeholders, and reduce the likelihood of the incident from reoccurring.
Our Vice President of Information Technology & Corporate Facilities has served in this role since 2018, and has more than 25 years of experience in various roles involving managing information security, technology infrastructure and IT operations.
Our Board plays a role in overseeing risks associated with cybersecurity threats and has delegated to the Audit Committee primary oversight of the Cybersecurity Program. Our executive officers report on our Cybersecurity Program to both the Board and the Audit Committee at least four times per year (including as part of our discussions regarding enterprise risk management). In addition, quarterly reports to the Audit Committee include our internal auditor's reviews of our information security programs and controls. As part of the incident response plan discussed above, in the event we experience a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition, our executive officers (who are also a part of the Cybersecurity Management Committee) will review the incident with the Audit Committee to consider whether and to what extent disclosure is required under Item 1.05 of Form 8-K.
We face risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations or financial conditions. See “Risk Factors – General Risk Factors - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of these risks. To date, we have not experienced a material cybersecurity incident.

Item 2. Properties.
Our principal executive office is located at 1001 Water Street, Suite 800, Tampa, Florida 33602. As of December 31, 2023, we owned a portfolio of 131 real estate properties, composed of approximately 5,114,000 rentable square feet of commercial spaces, and two undeveloped land parcels. As of December 31, 2023, 117 of our real estate properties were leased to a single-tenant and 14 of our real estate properties were leased to multiple tenants. As of December 31, 2023, 99.4% of our rentable square feet was leased, with a weighted average remaining lease term of 8.5 years. As of December 31, 2023, all of our real estate investments are in healthcare properties and undeveloped land parcels.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2023:

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-Pasadena-The Woodlands, TX	07/31/2014	1993	—	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	10/29/2014	2001	—	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	12/17/2014	2004	—	100%	22,200	(1)
Stoughton Healthcare Facility	Boston-Cambridge-Newton, MA-NH	12/23/2014	1973	1997	100%	180,744	(1)
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	—	100%	8,268	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	01/27/2015	2009	—	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	02/17/2015	2014	—	100%	54,568	(1)
Clarion Healthcare Facility	Pittsburgh, PA	06/01/2015	2012	—	100%	33,000	(1)
Webster Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/05/2015	2015	—	100%	53,514	(1)
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2010	—	100%	51,000	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	07/22/2015	2014	—	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2004	—	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	07/24/2015	2007	—	100%	33,217	(1)
Luling Healthcare Facility	Austin-Round Rock-San Marcos, TX	07/30/2015	2003	—	100%	40,901	(1)
Omaha Healthcare Facility	Omaha, NE-IA	10/14/2015	2014	—	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	11/20/2015	2005	2010	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	11/20/2015	2005	—	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	12/23/2015	1998	2007/2015	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	12/29/2015	1985	1998/2003	100%	94,076	(1)
Oklahoma City Healthcare Facility II	Oklahoma City, OK	12/29/2015	1994	1999	100%	41,394	(1)
Edmond Healthcare Facility	Oklahoma City, OK	01/20/2016	2002	—	100%	17,700	(1)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	01/27/2016	2006	—	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	01/27/2016	2007	—	100%	8,762	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	02/03/2016	1995	1999	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	02/11/2016	2008	—	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	03/01/2016	2018	—	100%	47,008	(1)
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	03/07/2016	2007	—	100%	14,676	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	06/22/2016	2016	—	100%	102,978	(1)
Las Vegas Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	06/24/2016	2017	—	100%	56,220	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	06/30/2016	1997	2008	100%	62,857	(1)
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	11/01/2016	1995	—	100%	89,139	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming-Kentwood, MI	12/07/2016	2008	—	84%	90,150	(1)
Corpus Christi Healthcare Facility	Corpus Christi, TX	12/22/2016	1992	2016	100%	25,102	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	03/30/2017	2002	—	100%	24,722	(1)
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	—	100%	42,627	(1)
Austin Healthcare Facility	Austin-Round Rock-San Marcos, TX	03/31/2017	2012	—	100%	66,095	(1)
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	03/31/2017	1991	—	100%	61,000	(1)
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	06/29/2017	1984	(2)	100%	44,746	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale-Port Orchard, WA	08/25/2017	2005	—	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale-Port Orchard, WA	09/20/2017	2007	—	100%	19,184	(1)
Saginaw Healthcare Facility	Saginaw, MI	12/21/2017	2002	—	100%	87,843	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	04/27/2018	2015	—	100%	21,990	(1)
Katy Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/08/2018	2015	—	100%	34,296	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	09/26/2018	2014	—	100%	18,116	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	09/26/2018	2011	—	100%	20,990	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1992/1999	2012	100%	104,419	(1)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	10/17/2018	1983	—	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1995	—	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	2009	—	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	11/26/2018	2008	—	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	11/28/2018	2004	—	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	11/28/2018	1992	—	100%	12,745	(1)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	08/16/2019	2016	—	100%	16,425	(1)
Laredo Healthcare Facility	Laredo, TX	09/19/2019	1998	2023	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	09/19/2019	1998	—	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	09/19/2019	2013	—	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	09/19/2019	1998	—	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	10/04/2019	2012	—	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	10/04/2019	2013	—	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	10/04/2019	2008	—	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	10/04/2019	2007	—	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	10/04/2019	2011	—	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock-San Marcos, TX	10/04/2019	2006	—	100%	18,273	(1)
Bellevue Healthcare Facility	Green Bay, WI	10/04/2019	2010	—	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	2005	100%	9,800	—
Bridgeton Healthcare Facility	St. Louis, MO-IL	10/04/2019	2012	—	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	10/04/2019	1984	—	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2004	2010	100%	5,685	—
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2011	—	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	10/04/2019	2005	—	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Centennial, CO	10/04/2019	1962	2018	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	10/04/2019	2009	—	100%	12,163	—
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	10/04/2019	1999	—	100%	5,200	—
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR	10/04/2019	1994	2009	100%	55,740	(1)
Fort Myers Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	1999	—	100%	32,148	—
Fort Myers Healthcare Facility II	Cape Coral-Fort Myers, FL	10/04/2019	2010	2022	100%	47,089	—
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2005	—	100%	9,017	—
Frankfort Healthcare Facility	Lexington-Fayette, KY	10/04/2019	1993	2019	100%	4,000	—
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	2020	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	10/04/2019	2010	—	100%	15,462	(1)
Hammond Healthcare Facility	Hammond, LA	10/04/2019	2006	—	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	10/04/2019	2004	—	100%	23,835	(1)
Henderson Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2000	—	100%	6,685	—
Houston Healthcare Facility III	Houston-Pasadena-The Woodlands, TX	10/04/2019	1998	2018	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	10/04/2019	2011	—	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	10/04/2019	2009	—	100%	13,082	—
Lafayette Healthcare Facility	Lafayette, LA	10/04/2019	2004	2005	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Bradenton-Sarasota, FL	10/04/2019	2008	—	100%	10,919	—
Las Vegas Healthcare Facility II	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2007	—	100%	6,963	—
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	—	100%	5,746	—
Lubbock Healthcare Facility	Lubbock, TX	10/04/2019	2003	—	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	10/04/2019	2003	—	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	10/04/2019	1964	2010	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	10/04/2019	2008	—	100%	4,178	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	Year Renovated	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
New Bedford Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1942	1995	100%	70,657	—
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	10/04/2019	2007	—	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1965	2000	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	10/04/2019	2007	—	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	10/04/2019	2010	—	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2005	—	100%	6,963	—
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	10/04/2019	2008	2022	100%	7,432	—
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	10/04/2019	2012	—	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	10/04/2019	1987	—	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	10/04/2019	2017	—	81%	47,091	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2003	—	100%	5,000	—
Savannah Healthcare Facility	Savannah, GA	10/04/2019	2014	—	100%	48,184	—
Sturgeon Bay Healthcare Facility	Green Bay, WI	10/04/2019	2007	—	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	10/04/2019	2013	—	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	10/04/2019	1998	—	100%	28,752	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre, PA	10/04/2019	2012	—	100%	15,996	(1)
Yucca Valley Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2009	—	100%	12,240	—
Tucson Healthcare Facility II	Tucson, AZ	12/26/2019	2021	—	100%	60,913	(1)
Tucson Healthcare Facility III	Tucson, AZ	12/27/2019	2020	—	100%	20,000	(1)
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	02/19/2020	2018	—	100%	14,669	(1)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	09/08/2020	2015	—	100%	33,822	(1)
Tucson Healthcare Facility IV	Tucson, AZ	12/22/2020	2022	—	100%	44,692	(1)
Greenwood Healthcare Facility	Indianapolis-Carmel-Greenwood, IN	04/19/2021	2008	2018	100%	53,560	(1)
Clive Healthcare Facility II	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	63,224	(1)
Clive Healthcare Facility III	Des Moines-West Des Moines, IA	12/08/2021	2008	—	100%	33,974	(1)
Clive Healthcare Facility IV	Des Moines-West Des Moines, IA	12/08/2021	2009	2018	100%	35,419	(1)
Clive Undeveloped Land	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—
Clive Undeveloped Land II	Des Moines-West Des Moines, IA	12/08/2021	—	—	—%	—	—
Yukon Healthcare Facility	Oklahoma City, OK	03/10/2022	2020	—	100%	45,624	(1)
Pleasant Hills Healthcare Facility	Pittsburgh, PA	05/12/2022	2015	—	100%	33,712	(1)
Prosser Healthcare Facility I	Kennewick-Richland, WA	05/20/2022	2020	—	100%	6,000	(1)
Prosser Healthcare Facility II	Kennewick-Richland, WA	05/20/2022	2013	2019	100%	9,230	(1)
Prosser Healthcare Facility III	Kennewick-Richland, WA	05/20/2022	2013	—	100%	5,400	(1)
Tampa Healthcare Facility II	Tampa-St. Petersburg-Clearwater, FL	07/20/2022	2022	—	100%	87,649	(1)
Escondido Healthcare Facility	San Diego-Carlsbad, CA	07/21/2022	2021	—	100%	56,800	(1)
West Palm Beach Healthcare Facility	Miami-Fort Lauderdale-West Palm Beach, FL	06/15/2023	1999	2007/2019	100%	25,150	(1)
Burr Ridge Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	09/27/2023	2010	—	100%	104,912	—
						5,085,257	—

(1)Property is contributed to the pool of unencumbered properties of our credit facility. As of December 31, 2023, 111 commercial real estate properties were contributed to the pool of unencumbered properties under our credit facility and we had an outstanding principal balance of $525,000,000.
(2)Property is currently under renovation.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated on a straight-line basis over the shorter of the respective lease term or expected useful life.

Leases
As of December 31, 2023, the weighted average remaining lease term of our properties was 8.5 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The majority of our leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
Lease expirations of our real properties based on annualized contractual base rent as of December 31, 2023, for each of the next ten years ending December 31 and thereafter, are as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2024	18	143,230	$4,432	2.7%
2025	12	246,413	7,768	4.8%
2026	13	202,884	5,977	3.7%
2027	9	277,229	7,107	4.4%
2028	11	238,571	5,301	3.3%
2029	19	520,887	11,239	7.0%
2030	14	553,432	18,635	11.5%
2031	12	497,414	20,412	12.6%
2032	6	175,658	7,188	4.5%
2033	12	478,568	20,744	12.8%
Thereafter	32	1,750,971	52,642	32.7%
	158	5,085,257	$161,445	100.0%

(1)Annualized contractual base rent is based on leases in effect as of December 31, 2023.
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
As of December 31, 2023, the offering price for the shares in the DRIP Offering was $7.48 per Class A share, $7.48 per Class I share and $7.48 per Class T share, which is equal to the Estimated Per Share NAV, as approved by the Board and effective on December 18, 2023.
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
As of May 2022, all outstanding shares of Class T2 common stock (including associated shares of Class T2 DRIP common stock) were converted into shares of Class I common stock. Stockholders received a confirmation notice when their shares of Class T2 common stock were converted into shares of Class I common stock.

Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offerings of common stock, pursuant to FINRA Rule 5110 and NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $7.48 as of December 31, 2023. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $7.48 per share if a market did exist.
The Estimated Per Share NAV was approved by the Board, at the recommendation of the Audit Committee, on December 18, 2023, using a methodology that conformed to standard industry practice. In determining the Estimated Per Share NAV, the Board considered information and analyses, including valuation materials that were provided by Cushman & Wakefield of Pennsylvania, LLC, information provided by us and the recommendation of the Audit Committee. See our Current Report on Form 8-K filed with the SEC on December 19, 2023 for additional information regarding Cushman & Wakefield of Pennsylvania, LLC, and its valuation materials and the methodology used to determine the Estimated Per Share NAV.
Stockholder Information
As of February 29, 2024, we had 63,474 stockholders of record. The number of stockholders is based on the records of Computershare Trust Company, N.A., who serves as our registrar and transfer agent.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2023.
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
We currently only repurchase shares due to death and involuntary exigent circumstances in accordance with our SRP, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation, and DRIP funding limitations. Under our SRP, we may waive certain of the terms and requirements of the SRP in the event of the death of a stockholder who is a natural person, including shares held through an Individual Retirement Account, or IRA, or other retirement or profit-sharing plan, and certain trusts meeting the requirements of the SRP. We may also waive certain of the terms and requirements of the SRP in the event of an involuntary exigent circumstance, as determined by us or any of the executive officers thereof, in our or their sole discretion.
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
a. 5% Share Limitation. During any calendar year, we will not repurchase shares in excess of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year, or the 5% Share Limitation.
b. Quarterly Share Limitations. We limit the number of shares repurchased each quarter pursuant to our SRP as follows (subject to the DRIP Funding Limitation (as defined below)):
•On the first quarter Repurchase Date, which generally will be on or about January 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;

•On the second quarter Repurchase Date, which generally will be on or about April 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year;
•On the third quarter Repurchase Date, which generally will be on or about July 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year; and
•On the fourth quarter Repurchase Date, which generally will be on or about October 30 of the applicable year, we will not repurchase in excess of 1.25% of the number of shares outstanding on December 31st of the previous calendar year.
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
Account Minimum. In the event any stockholder fails to maintain a minimum balance of $2,000 of Class A shares, Class I shares, or Class T shares, we may repurchase all of the shares held by that stockholder at the NAV per share repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance.
Termination, Amendment or Suspension of the Program. Our SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, the Board may, in its sole discretion, suspend (in whole or in part) our SRP at any time and from time to time upon notice to our stockholders and may, in its sole discretion amend or terminate our SRP at any time upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Because we generally only repurchase shares on a quarterly basis, depending upon when during the quarter the Board makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. Because share repurchases will be funded with the net proceeds we receive from the sale of shares under our DRIP or other operating funds reserved by the Board in its sole discretion, the discontinuance or termination of the DRIP or the Board’s decision not to reserve other operating funds to fund our SRP would adversely affect our ability to repurchase shares under our SRP. We will notify our stockholders of such developments: (1) in a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q; or (2) by means of a separate mailing to our stockholders.
During the three months ended December 31, 2023, we fulfilled the following repurchase requests pursuant to our SRP:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 1, 2023 - October 31, 2023	368,926	$8.13	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	—	$—	—	$—
Total	368,926		—
During the three months ended December 31, 2023, we repurchased approximately $2,998,000 of Class A shares, Class I shares and Class T shares of common stock.
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
This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2022, and 2021 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and December 31, 2021.
Overview
We invest in high quality properties leased to tenants capitalizing on critical and structural economic growth drivers. We are primarily focused on investing in healthcare assets across the continuum of care, which we believe typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
As of December 31, 2023, we owned 131 real estate properties and two undeveloped land parcels.
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
If we determine that an asset has indicators of impairment, we then determine whether the undiscounted cash flows associated with the asset group exceed the carrying amount of the asset group. In calculating the undiscounted net cash flows of an asset group, we use considerable judgment to estimate several inputs. We estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over the estimated fair value of the asset group.
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
The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. Significant increases or decreases in any of these inputs, particularly with regard to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed. Additionally, changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur after our impairment assessment could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
Real Estate Acquisitions and Dispositions in 2023
•We purchased two healthcare properties, comprising approximately 130,000 rentable square feet for an aggregate purchase price of approximately $69,822,000.
•We sold three healthcare properties for an aggregate sale price of $271,107,000 and generated net proceeds of $270,306,000.
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below and in Part I. Item 1A. "Risk Factors" of this Annual Report on Form 10-K, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income, management and operation of our properties.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of December 31, 2023, our real estate properties were 99.4% leased.
GenesisCare Bankruptcy Filing
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, sponsor and owner of the tenant in 17 of our real estate properties, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us were not included in any motions. GenesisCare continues to make its lease payments due to us in accordance with their contractual terms, although we are in ongoing negotiations with GenesisCare regarding certain adjustments to its lease. Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the bankruptcy court's or other parties' actions or decisions may impact GenesisCare. Due to GenesisCare filing for bankruptcy and its subsequent emergence from bankruptcy on February 16, 2024, we determined the collectability of amounts owed under the contractual terms of GenesisCare's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for GenesisCare to the extent we have received cash. In addition, during the year ended December 31, 2023, we wrote off $1,630,000 of straight-line rent receivables related to GenesisCare, as a reduction in rental revenue, because the amounts were determined to be uncollectible.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Number of real estate properties (1)	131	132
Leased square feet	5,085,000	5,508,000
Weighted average percentage of rentable square feet leased	99.4%	99.5%

(1)As of December 31, 2023, we owned 131 real estate properties and two undeveloped land parcels. As of December 31, 2022, we owned 132 real estate properties and two undeveloped land parcels.

The following table summarizes our real estate activity for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Real estate properties acquired	2	7
Real estate properties disposed	3	—	(1)
Aggregate purchase price of real estate properties acquired (2)	$69,822,000	$157,194,000
Net book value of real estate properties disposed	$270,279,000	$—	(1)
Leased square feet of real estate property additions	130,000	284,000
Leased square feet of real estate property dispositions	551,000	—

(1)During the year ended December 31, 2022, we disposed of one land parcel that formerly contained a property.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the years ended December 31, 2023 and 2022. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table allocates total rental revenue for the year ended December 31, 2023 compared to the comparable period in 2022 (amounts in thousands).

	Year Ended December 31,
	2023	2022	$ Change	% Change
Same store rental revenue	$143,381	$145,167	$(1,786)	(1.2)%
Same store tenant reimbursements	10,608	10,121	487	4.8%
Non-same store rental revenue	32,942	23,877	9,065	38.0%
Non-same store tenant reimbursements	2,128	817	1,311	160.5%
Other operating income	6	4	2	50.0%
Total rental revenue	$189,065	$179,986	$9,079	5.0%
•Same store rental revenue decreased primarily due to a $1,861,000 decrease related to tenants who ceased paying all or a portion of their rent, an $834,000 increase in the write-off of straight-line rent receivables related to prior periods due to tenant uncertainty and an impairment of above-market lease intangible assets of $260,000, partially offset by a $913,000 increase in annual base rent escalations for leases indexed to CPI and a $256,000 increase from new and renewal leases.
•Same store tenant reimbursements increased $487,000 primarily due to higher operating costs in the current year which are generally passed along to our tenants.
•Non-same store rental revenue increased primarily due to lease termination income of $5,185,000 and a $6,406,000 increase attributable to properties acquired and properties placed in service since January 1, 2022, partially offset by a $2,427,000 decrease due to property dispositions and a $99,000 decrease due to deferment of rent on a property under renovation.
•Non-same store tenant reimbursements increased $1,311,000 primarily due to properties acquired and placed in service since January 1, 2022.
•There were no significant changes in other operating income.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Same store rental expenses	$16,796	$16,007	$789	4.9%
Non-same store rental expenses	3,400	1,943	1,457	75.0%
General and administrative expenses	23,896	22,079	1,817	8.2%
Depreciation and amortization	74,293	77,199	(2,906)	(3.8)%
Impairment losses	24,252	47,424	(23,172)	(48.9)%
Total operating expenses	$142,637	$164,652	$(22,015)	(13.4)%
Gain on real estate dispositions	$22	$460	$(438)	(95.2)%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased $789,000 primarily due to higher operating costs in the current year.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $1,666,000 increase from properties acquired and properties placed in service since January 1, 2022, partially offset by a $209,000 decrease due to property dispositions.
•General and administrative expenses increased primarily due to a $2,188,000 increase in stock-based compensation due to equity awards granted in 2023, and $512,000 additional separation pay primarily related to our former chief accounting officer and former chief administrative officer, partially offset by a $84,000 decrease in accelerated stock-based compensation related to former officers and directors, a decrease of $449,000 as a result of a reduction in personnel, and a $350,000 decrease in reporting costs.
•Depreciation and amortization decreased primarily due to a $1,392,000 decrease from property dispositions, a $771,000 decrease attributable to fully amortized in-place leases and tenant improvements, a $1,038,000 decrease related to properties impaired and a $3,215,000 decrease in impairments of an in-place lease intangible assets, partially offset by a $3,330,000 increase attributable to properties acquired and properties placed in service since January 1, 2022, and a $180,000 increase due to capital expenditures placed in service.
•Impairment losses were recorded in the aggregate amount of $24,252,000 during the year ended December 31, 2023, as a result of property sales and tenant related triggering events that occurred at certain properties. Impairment losses were recorded in the aggregate amount of $47,424,000 during the year ended December 31, 2022, as a result of tenant related triggering events that occurred at certain properties.
•Gains on real estate dispositions were $22,000 and $460,000 during the years ended December 31, 2023 and 2022, respectively.
Changes in interest expense and interest and other income are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest expense	$23,110	$24,077	$(967)	(4.0)%
Interest and other income	(702)	(305)	(397)	130.2%
•Interest expense decreased primarily due to $3,367,000 in loss on extinguishment of debt and $1,400,000 in interest rate swap amortization recognized during the year ended December 31, 2022, partially offset by an increase of $3,054,000 related to changes in the weighted average interest rate on our credit facility that was subject to variable rates during the year and an increase of $856,000 due to an increase in the weighted average outstanding principal balance on our credit facility of $32,452,000.
•Interest and other income increased primarily due to a $457,000 increase in dividend income from investments in money market funds, a $118,000 increase in interest income from cash deposits, and a $105,000 increase in interest income on a note receivable, partially offset by a decrease of $283,000 in settlement income from disposed properties.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and may continue to increase, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 100% of our outstanding debt as of December 31, 2023, allowing us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other potential borrowings.
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
Material Cash Requirements
As of December 31, 2023, we had approximately $202,019,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require approximately $19,944,000 in cash over the next twelve months, of which $17,198,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2023) and $2,746,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. The 2024 Term Loan (as defined below) has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. We currently meet these conditions and therefore may exercise our option to extend the maturity date if we so choose.
As of December 31, 2023, we had material obligations beyond 12 months (or that we will meet the extension criteria on the maturity date) in the amount of approximately $676,064,000, inclusive of $560,444,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2023) and $115,620,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2023, we had $525,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2023, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of December 31, 2023, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of December 31, 2023, we were in compliance with all such cross-default provisions.

Debt Service Requirements
Credit Facility
As of December 31, 2023, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of December 31, 2023, the Revolving Credit Agreement had no outstanding principal balance.
As of December 31, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2024 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $550,000,000. The 2024 Term Loan Agreement has a maturity date of December 31, 2024, and, at our election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions (which we currently meet), including the payment of an extension fee. As of December 31, 2023, the 2024 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of December 31, 2023, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2024 Term Loan Agreement. As of December 31, 2023, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2024 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of December 31, 2023. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of December 31, 2023, we had a total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $525,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements as of December 31, 2023.
Cash Flows
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$128,924	$121,675	$7,249
Net cash provided by (used in) investing activities	$197,307	$(142,812)	$340,119
Net cash (used in) provided by financing activities	$(137,129)	$1,340	$(138,469)
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from acquiring and placing properties in service, annual rent increases, new leasing and renewal activity and the receipt of lease termination income, partially offset by a decrease related to property dispositions and tenants who ceased paying all or a portion of their rent and an increase in interest paid on our credit facility.
Investing Activities
Significant investing activities included:
•Investment of $69,822,000 to purchase two properties during the year ended December 31, 2023, compared to an investment of $157,194,000 to purchase seven properties during the year ended December 31, 2022.
•Sale of three properties for net proceeds of $270,306,000 during the year ended December 31, 2023, compared to receiving $22,822,000 from the sale of a land parcel that formerly contained a property during the year ended December 31, 2022.

•Incurred capital expenditures, primarily for tenant improvements, of $3,177,000 during the year ended December 31, 2023, compared to incurring $8,440,000 during the year ended December 31, 2022.
Financing Activities
Significant financing activities included:
•Payment of $66,515,000 in cash distributions to common stockholders during the year ended December 31, 2023, compared to $65,310,000 during the year ended December 31, 2022.
•Repurchase of $12,374,000 of common stock under our share repurchase program during the year ended December 31, 2023, compared to $9,217,000 during the year ended December 31, 2022.
•The following Unsecured Credit Facility related activity during the year ended December 31, 2023:
◦Repayment of $58,000,000 on the Revolving Credit Agreement with cash flows from operations and proceeds from a disposition;
◦Repayment of $50,000,000 on the 2024 Term Loan Agreement with proceeds from dispositions, the collection of a note receivable related to a disposition and cash flows from operations; and
◦Draw of $50,000,000 on the Revolving Credit Agreement to fund an acquisition.
•The following Unsecured Credit Facility related activity during the year ended December 31, 2022:
◦Draw of $70,000,000 on the Revolving Credit Agreement to fund acquisitions;
◦Draw of $70,000,000 on the 2028 Term Loan Agreement to fund acquisitions;
◦Repayment of $57,000,000 on the Revolving Credit Agreement with proceeds from dispositions and cash flows from operations;
◦Replacement of $500,000,000 from our prior unsecured credit facility with borrowings from our new Revolving Credit Agreement and 2024 Term Loan Agreement;
◦Draw of $205,000,000 on the 2028 Term Loan Agreement at closing to pay down the $205,000,000 outstanding balance on the Revolving Credit Agreement; and
◦Payment of $6,937,000 in deferred financing costs as a result of entering into the Revolving Credit Agreement, 2024 Term Loan Agreement and 2028 Term Loan Agreement during the year ended December 31, 2022.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2023, our cash flows provided by operations of approximately $128,924,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $91,266,000, of which $66,515,000 was cash and $24,751,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2022, our cash flows provided by operations of approximately $121,675,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $90,144,000, of which $65,310,000 was cash and $24,834,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period.
We do not currently have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as the sale of assets, the sale of additional securities, and offering proceeds and we do not currently have any limits on the amounts we may pay from such sources. See “Risk Factors – General Risk Factors – Distributions paid from sources other than our cash flows from operations, including from the proceeds of our Offerings, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder’s overall return” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risks related to funding distribution payments from various sources.
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

The following table shows the sources of distributions paid during the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
Character of Distributions (1):	2023	2022
Ordinary dividends	61.41%	40.94%
Capital gain distributions	—%	—%
Nontaxable distributions	38.59%	59.06%
Total	100.00%	100.00%

(1)Attributable to Class A shares, Class I shares, Class T shares of common stock for the year ended December 31, 2023. Attributable to Class A shares, Class I shares, Class T shares, and Class T2 shares of common stock for the years ended December 31, 2022 and 2021.
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
The following table shows the sources of distributions paid during the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023			2022
Distributions paid in cash - common stockholders	$66,515			$65,310
Distributions reinvested (shares issued)	24,751			24,834
Total distributions	$91,266			$90,144
Source of distributions:
Cash flows provided by operations	$66,515	73%	(1)	$65,310	72%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	24,751	27%	(1)	24,834	28%	(1)
Total sources	$91,266	100%		$90,144	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of December 31, 2023, were approximately $7,782,000 for common stockholders. These distributions were paid on January 8, 2024.
Share Repurchase Program
Our SRP allows for repurchases of shares of our common stock when certain criteria are met. Under the SRP, we currently only repurchase shares due to death or involuntary exigent circumstances, subject in each case to the terms and limitations of the SRP, including, but not limited to, quarterly share limitations, an annual 5.0% share limitation and DRIP funding limitations. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the SRP.
During the year ended December 31, 2023, we repurchased 1,513,997 Class A shares, Class I shares and Class T shares of common stock (1,182,006 Class A shares, 105,660 Class I shares and 226,331 Class T shares), for an aggregate purchase price of approximately $12,374,000 (an average of $8.17 per share). During the year ended December 31, 2022, we repurchased 1,123,183 Class A shares, Class I shares and Class T shares of common stock (981,772 Class A shares, 31,666 Class I shares and 109,745 Class T shares), for an aggregate purchase price of approximately $9,217,000 (an average of $8.21 per share).
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
Net Income (Loss) and FFO, Core FFO and AFFO
A description of FFO, Core FFO, and AFFO and reconciliations of these non-GAAP measures to net income (loss), the most directly comparable GAAP measure, are provided below.
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
We calculate Core FFO by adjusting FFO to remove the effect of items that are not expected to impact our operating performance on an ongoing basis and consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases) and loss on extinguishment of debt.
We calculate AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs and stock-based compensation.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, Core FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, Core FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance or as an indication of our liquidity, including our ability to make distributions to our stockholders. FFO, Core FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. All of our non-GAAP financial measures should be reviewed in conjunction with other measurements as an indication of our performance. The method used to evaluate the value and performance of real estate under GAAP should be considered as a more relevant measure of operating performance and considered more prominent than the non-GAAP financial measures presented here.

Reconciliation of Net Income (Loss) to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Net income (loss) attributable to common stockholders	$24,042	$(7,978)
Adjustments:
Depreciation and amortization of real estate assets	74,202	77,099
Gain on real estate dispositions	(22)	(460)
Impairment losses	24,252	47,424
FFO	$122,474	$116,085
Adjustments:
Severance	1,401	889
Write-off of straight-line rent receivables related to prior periods	3,268	2,434
Accelerated stock-based compensation	318	402
Amortization of above (below) market lease intangibles, including ground leases	1,386	1,044
Loss on extinguishment of debt	—	3,367
Core FFO	$128,847	$124,221
Adjustments:
Deferred rent	1,644	1,535
Straight-line rent adjustments	(5,465)	(9,695)
Amortization of deferred financing costs	1,665	1,679
Stock-based compensation	5,966	3,778
AFFO	$132,657	$121,518
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
As of December 31, 2023, our total principal debt outstanding of $525,000,000 was fixed through 11 interest rate swap agreements, which mature on various dates from December 2024 to January 2028. As of December 31, 2023, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $18,182,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2023, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $24,111,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of December 31, 2023, the weighted average interest rate on our total debt outstanding was 3.3%. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider trading arrangements and policies. During the three months ended December 31, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of real estate for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company assesses the recoverability of the carrying value of its real estate for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If the carrying amount of a real estate asset group exceeds its estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company recognized impairment losses of $24,252,000 during the year ended December 31, 2023, a portion of which related to real estate. The real estate balance was $1,628,652,000 as of December 31, 2023.
We identified the evaluation of real estate for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in the impairment tests, including the terminal capitalization rates and market rental rates used to estimate the undiscounted cash flows and the sales prices of comparable properties and market rental rates used to estimate the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s real estate impairment process, including controls related to the assumptions noted above. For certain properties, we performed sensitivity analyses over terminal capitalization rates and market rental rates to assess the impact of changes in that assumption to the undiscounted cashflows. In addition, for certain properties we involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing terminal capitalization rates and market rental rates used by the Company to estimate the undiscounted cash flows by comparing them to publicly available market data for comparable entities, and (2) evaluating market rental rates and sales prices of comparable properties used by the Company to estimate the fair value, including adjustments to such transactions, by comparing them to publicly available market data for comparable entities and to publicly available market data for an independent selection of sales of similar properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Tampa, Florida
March 6, 2024

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate:
Land	$157,821	$163,419
Buildings and improvements, less accumulated depreciation of $227,156 and $209,118, respectively	1,470,831	1,716,663
Total real estate, net	1,628,652	1,880,082
Cash and cash equivalents	202,019	12,917
Intangible assets, less accumulated amortization of $102,456 and $90,239, respectively	134,999	167,483
Goodwill	17,700	21,710
Right-of-use assets	36,384	37,443
Other assets	79,825	100,167
Total assets	$2,099,579	$2,219,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $1,847 and $2,412, respectively	$523,153	$580,588
Accounts payable and other liabilities	30,381	30,619
Intangible liabilities, less accumulated amortization of $7,417 and $5,923, respectively	10,452	11,946
Lease liabilities	41,158	41,554
Total liabilities	605,144	664,707
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 244,617,615 and 241,425,332 shares issued, respectively; 227,934,254 and 226,255,969 shares outstanding, respectively	2,279	2,263
Additional paid-in capital	2,042,741	2,024,176
Distributions in excess of accumulated earnings	(567,188)	(499,334)
Accumulated other comprehensive income	16,603	27,990
Total stockholders’ equity	1,494,435	1,555,095
Total liabilities and stockholders’ equity	$2,099,579	$2,219,802
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Rental revenue	$189,065	$179,986	$172,838
Expenses:
Rental expenses	20,196	17,950	17,712
General and administrative expenses	23,896	22,079	21,388
Depreciation and amortization	74,293	77,199	70,259
Impairment losses	24,252	47,424	27,837
Total operating expenses	142,637	164,652	137,196
Gain on real estate dispositions	22	460	89
Interest and other income	702	305	3,110
Interest expense	23,110	24,077	37,625
Income (loss) from continuing operations	24,042	(7,978)	1,216
Income from discontinued operations	—	—	401,444
Net income (loss) attributable to common stockholders	$24,042	$(7,978)	$402,660
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(11,387)	32,837	15,597
Comprehensive income attributable to common stockholders	$12,655	$24,859	$418,257
Weighted average number of common shares outstanding:
Basic	227,199,543	225,320,043	223,325,293
Diluted	229,046,546	225,320,043	224,293,339
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.11	$(0.03)	$—
Discontinued operations	—	—	1.80
Net income (loss) attributable to common stockholders	$0.11	$(0.03)	$1.80
Diluted:
Continuing operations	$0.10	$(0.03)	$—
Discontinued operations	—	—	1.79
Net income (loss) attributable to common stockholders	$0.10	$(0.03)	$1.79
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	3,031,829	30	24,721	—	—	24,751
Vesting of restricted stock	160,453	—	—	—	—	—
Stock-based compensation	—	1	6,283	—	—	6,284
Other offering costs	—	—	(80)	—	—	(80)
Repurchase of common stock	(1,513,997)	(15)	(12,359)	—	—	(12,374)
Distributions to common stockholders	—	—	—	(91,896)	—	(91,896)
Other comprehensive loss	—	—	—	—	(11,387)	(11,387)
Net income	—	—	—	24,042	—	24,042
Balance, December 31, 2023	227,934,254	$2,279	$2,042,741	$(567,188)	$16,603	$1,494,435

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
Issuance of common stock under the distribution reinvestment plan	3,026,326	30	24,804	—	—	24,834
Vesting of restricted stock	172,887	—	—	—	—	—
Stock-based compensation	—	2	4,178	—	—	4,180
Other offering costs	—	—	(4)	—	—	(4)
Repurchase of common stock	(1,123,183)	(11)	(9,206)	—	—	(9,217)
Distributions to common stockholders	—	—	—	(90,687)	—	(90,687)
Other comprehensive income	—	—	—	—	32,837	32,837
Net loss	—	—	—	(7,978)	—	(7,978)
Balance, December 31, 2022	226,255,969	$2,263	$2,024,176	$(499,334)	$27,990	$1,555,095

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2020	222,045,522	$2,220	$1,983,361	$(311,264)	$(20,444)	$1,653,873
Issuance of common stock under the distribution reinvestment plan	3,243,363	33	27,551	—	—	27,584
Vesting of restricted stock	24,955	—	—	—	—	—
Stock-based compensation	—	—	2,379	—	—	2,379
Distribution and servicing fees	—	—	639	—	—	639
Other offering costs	—	—	(9)	—	—	(9)
Repurchase of common stock	(1,133,901)	(11)	(9,517)	—	—	(9,528)
Distributions to common stockholders	—	—	—	(492,065)	—	(492,065)
Other comprehensive income	—	—	—	—	15,597	15,597
Net income	—	—	—	402,660	—	402,660
Balance, December 31, 2021	224,179,939	$2,242	$2,004,404	$(400,669)	$(4,847)	$1,601,130
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$24,042	$(7,978)	$402,660
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	74,293	77,199	82,018
Amortization of deferred financing costs	1,665	1,679	3,425
Amortization of above- and below-market leases	733	484	(1,098)
Other amortization expenses	794	2,302	3,269
Gain on real estate dispositions from continuing operations	(22)	(460)	(89)
Gain on real estate dispositions of discontinued operations	—	—	(395,801)
Loss on extinguishment of debt	—	3,367	28,751
Impairment losses	24,252	47,424	27,837
Straight-line rent adjustments, net of write-offs	(2,197)	(7,261)	(15,665)
Stock-based compensation	6,284	4,180	2,379
Changes in operating assets and liabilities:
Accounts payable and other liabilities	26	(170)	(4,521)
Other assets	(946)	909	3,777
Net cash provided by operating activities	128,924	121,675	136,942
Cash flows from investing activities:
Investments in real estate	(69,822)	(157,194)	(71,462)
Consideration paid for the internalization transaction	—	—	(15,000)
Proceeds from real estate dispositions and related notes receivable	270,306	22,822	1,338,709
Capital expenditures and other costs	(3,177)	(8,440)	(25,405)
Net cash provided by (used in) investing activities	197,307	(142,812)	1,226,842
Cash flows from financing activities:
Payments on notes payable	—	—	(453,422)
Proceeds from credit facility	50,000	845,000	15,000
Payments on credit facility	(108,000)	(762,000)	(453,000)
Payments for extinguishment of debt	—	(4)	(29,244)
Payments of deferred financing costs	(193)	(6,937)	(444)
Repurchase of common stock	(12,374)	(9,217)	(9,528)
Offering costs on issuance of common stock	(47)	(192)	(2,326)
Distributions to common stockholders	(66,515)	(65,310)	(465,849)
Net cash (used in) provided by financing activities	(137,129)	1,340	(1,398,813)
Net change in cash, cash equivalents and restricted cash	189,102	(19,797)	(35,029)
Cash, cash equivalents and restricted cash - Beginning of year	13,083	32,880	67,909
Cash, cash equivalents and restricted cash - End of year	$202,185	$13,083	$32,880
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $0, $44 and $395, respectively	$21,671	$17,361	$38,558
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$24,751	$24,834	$27,584
Change in accrued distributions to common stockholders	$630	$543	$(1,368)
Change in accounts payable and other liabilities related to capital expenditures and investments in real estate	$(1,332)	$(3,705)	$(243)
Right-of-use assets obtained in exchange for new lease liabilities	$—	$15,305	$625
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company is primarily focused on investing in high quality healthcare assets across the continuum of care, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of demand deposits at commercial banks. Cash equivalents consist of highly liquid investments in money market funds with original maturities of three months or less at the time of purchase. Restricted cash consists of cash held in an escrow account in accordance with a tenant's lease agreement. Restricted cash is reported in other assets in the accompanying consolidated balance sheets. The Company maintains its cash, cash equivalents and restricted cash at various financial institutions. As of December 31, 2023, certain of the Company’s cash deposits exceeded federally insured amounts. To date, the Company has experienced no loss or lack of access to cash in its accounts. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of year:
Cash and cash equivalents	$12,917	$32,359	$53,174
Restricted cash	166	521	14,735
Cash, cash equivalents and restricted cash	$13,083	$32,880	$67,909

End of year:
Cash and cash equivalents	$202,019	$12,917	$32,359
Restricted cash	166	166	521
Cash, cash equivalents and restricted cash	$202,185	$13,083	$32,880
Investment in Real Estate
Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred, and significant replacements and improvements are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate assets. The Company considers the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated on a straight-line basis over each asset’s useful life. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years
Allocation of Purchase Price of Real Estate
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the year ended December 31, 2023, all of the Company's acquisitions were determined to be asset acquisitions.
The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets.
The amount allocated to in-place leases includes an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. These lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The amounts allocated to above-market and below-market leases are recorded based on the present value of the difference between: (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of current market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. These above-market and below-market amounts are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of above-market and below-market lease values related to that lease would be recorded as an adjustment to rental revenue.

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
Impairments
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating undiscounted future cash flows, including eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, an impairment charge will be recorded to the extent that the carrying value exceeds the estimated fair value of the asset group.
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
In addition, the Company determines fair value by using a direct capitalization method, a discounted cash flow method using the assumptions noted above, or by utilizing comparable market information based on the view of a market participant. The use of alternative assumptions in these approaches could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
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
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining and further modifying financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Deferred financing costs related to the term loan portion of the credit facility are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to the revolving line of credit are recorded in other assets in the accompanying consolidated balance sheets.

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
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or the SRP, allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. The SRP provides that all repurchases during any calendar year, including those redeemable upon death or a "Qualifying Disability" (as defined in the Company's SRP) of a stockholder, be limited to those that can be funded with equivalent proceeds raised from the Company's distribution reinvestment plan, or DRIP, during the prior calendar year and other operating funds, if any, as the Company's board of directors, or the Board, in its sole discretion, may reserve for this purpose.
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
Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. All classes of common stock are allocated net income (loss) attributable to common stockholders at the same rate per share and receive the same gross distribution per share. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, are considered to be participating securities because they contain non-forfeitable rights to distributions and give rise to potentially dilutive shares of common stock.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. As of December 31, 2023 and December 31, 2022, all of the Company's consolidated revenues were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one operating segment due to their similar economic characteristics. The aggregated operating segment is the Company's only reportable segment.
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
The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate fluctuations. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net in the consolidated statements of comprehensive income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings.
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2023, 2022 and 2021. The earliest tax year currently subject to examination is 2020.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is evaluating the disclosure requirements of ASU 2023-07 and does not anticipate that this update will have a material impact on its consolidated financial statements.
Note 3—Real Estate
Acquisitions
During the year ended December 31, 2023, the Company purchased two real estate properties in two separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements and tenant improvements, and intangible assets, consisting of in-place leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred and the purchase price allocation for acquisitions during the year ended December 31, 2023 (amounts in thousands):

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
Dispositions
During the year ended December 31, 2023, the Company sold three real estate properties for $271,107,000, generating net proceeds of $270,306,000.

Investment Risk Concentrations
As of December 31, 2023, the Company had one exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the year ended December 31, 2023. Real estate properties located in the Houston-Pasadena-The Woodlands, Texas metropolitan statistical area accounted for 10.2% of rental revenue for the year ended December 31, 2023.
As of December 31, 2023, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the year ended December 31, 2023. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.5% of rental revenue for the year ended December 31, 2023.
Impairment Losses
The Company recorded impairment losses on real estate of $24,252,000 (including goodwill impairments of $4,010,000), for the year ended December 31, 2023, as a result of property sales and tenant related triggering events that occurred at certain properties. In addition, during the year ended December 31, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets of $1,130,000 and $260,000, respectively. The fair values of these properties were determined based on the guidance in ASC 820. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets.
During the year ended December 31, 2022, the Company recorded impairment losses on real estate of $47,424,000 (including goodwill impairments of $1,574,000). In addition, during the year ended December 31, 2022, the Company recorded an impairment of an in-place lease intangible asset of $4,345,000.
During the year ended December 31, 2021, the Company recorded impairment losses on real estate of $27,837,000 (including goodwill impairments of $671,000). The impaired properties related to the 2021 impairments were all subsequently sold.
Impairment losses on real estate (including goodwill impairments) are recorded as impairment losses in the accompanying consolidated statements of comprehensive income. Impairments of in-place leases are included in depreciation and amortization in the accompanying consolidated statements of comprehensive income. Impairments of above-market leases are recorded as a reduction to rental revenue in the accompanying consolidated statements of comprehensive income.
The following table summarizes the rollforward of goodwill for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$21,710	$23,284
Impairment losses	(4,010)	(1,574)
Balance at end of year	$17,700	$21,710
Note 4—Discontinued Operations
The Company formerly invested in data center properties and during the second quarter of 2021, the Board made a determination to sell the Company's data center properties. On May 19, 2021, the Company and certain of its wholly-owned subsidiaries entered into a purchase and sale agreement, or the PSA, for the sale of 29 data center properties owned by the Company, which constituted the entirety of the Company's data center segment. The decision of the Board to sell the data center properties, as well as the execution of the PSA, represented a strategic shift that had a major effect on the Company's results and operations. On July 22, 2021, the Company completed the sale of its data center segment, or the Data Center Sale, for an aggregate sale price of $1,320,000,000, and generated net proceeds of approximately $1,295,367,000. Concurrently, the Board declared a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on

July 30, 2021 to stockholders of record at the close of business on July 26, 2021, in an aggregate amount of approximately $392,685,000.
The operations reflected in income from discontinued operations (which consisted solely of the Company's former data center segment) on the consolidated statements of comprehensive income for the year ended December 31, 2021, were as follows (amounts in thousands):

Year Ended December 31,
2021
Revenue:
Rental revenue	$57,903
Lease termination revenue	7,075
Total revenue	64,978
Expenses:
Rental expenses	15,737
Depreciation and amortization	11,759
Total expenses	27,496
Interest and other expense, net (1)	31,839
Income from discontinued operations	5,643
Gain on real estate dispositions	395,801
Net income from discontinued operations attributable to common stockholders	$401,444

(1)    Interest expense attributable to discontinued operations for the year ended December 31, 2021 was $31,856,000, which related to notes payable on certain data center properties. On July 22, 2021, in connection with the Data Center Sale, the Company paid off all data center and healthcare related notes payable, with an outstanding principal balance of $450,806,000 at the time of repayment and incurred approximately $23,738,000 of debt extinguishment costs related to the data center properties.
Capital expenditures on a cash basis for the year ended December 31, 2021, was $2,763,000, related to properties classified within discontinued operations.
There were no significant non-cash operating or investing activities for the properties classified within discontinued operations for the year ended December 31, 2021.
Note 5—Intangible Assets, Net
Intangible assets, net, consisted of the following as of December 31, 2023 and 2022 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2023	December 31, 2022
In-place leases, net of accumulated amortization of $95,325 and $83,788, respectively (with a weighted average remaining life of 7.8 years and 8.9 years, respectively)	$125,188	$155,365
Above-market leases, net of accumulated amortization of $7,131 and $6,451, respectively (with a weighted average remaining life of 6.7 years and 7.9 years, respectively)	9,811	12,118
	$134,999	$167,483
The aggregate weighted average remaining life of the intangible assets was 7.7 years and 8.8 years as of December 31, 2023 and 2022, respectively.
Amortization of intangible assets was $23,766,000, $27,389,000 and $23,157,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income.

Estimated amortization expense on the intangible assets as of December 31, 2023, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2024	$20,351
2025	18,362
2026	16,815
2027	15,238
2028	13,704
Thereafter	50,529
$134,999
Note 6—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of December 31, 2023 and 2022 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2023	December 31, 2022
Below-market leases, net of accumulated amortization of $7,417 and $5,923, respectively (with a weighted average remaining life of 7.4 years and 8.4 years, respectively)	$10,452	$11,946
Amortization of below-market leases was $1,494,000, $1,479,000 and $1,322,000 for the years ended December 31, 2023, 2022, and 2021 respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible liabilities as of December 31, 2023, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2024	$1,494
2025	1,494
2026	1,475
2027	1,450
2028	1,146
Thereafter	3,393
$10,452

Note 7—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2023, for each of the next five years ending December 31, and thereafter, are as follows (amounts in thousands):

December 31, 2023
2024	$177,637
2025	173,816
2026	168,143
2027	165,189
2028	160,868
Thereafter	829,692
Total	$1,675,345
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
The effects of the Company's leases are recorded in right-of-use assets and lease liabilities on the consolidated balance sheets.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of December 31, 2023, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

December 31, 2023
2024	$2,746
2025	2,768
2026	2,715
2027	2,681
2028	2,692
Thereafter	104,764
Total undiscounted rental payments	118,366
Less imputed interest	(77,208)
Total lease liabilities	$41,158
Weighted average IBR	5.5%
Weighted average remaining lease term	36.5 years

The following table provides details of the Company's total lease costs for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

		Year Ended December 31,
	Location in Consolidated Statements of Comprehensive Income	2023	2022	2021
Operating lease costs:
Ground lease costs (1)	Rental expenses	$2,727	$2,246	$1,846
Ground lease costs (2)	Income from discontinued operations	—	—	414
Corporate operating lease costs	General and administrative expenses	735	741	1,129
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$732	$531	$1,067

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying consolidated statements of comprehensive income.
(2)Amount relates to lease costs attributable to operating ground leases related to data center properties disposed of in the Data Center Sale on July 22, 2021.
Note 8—Other Assets
Other assets consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,917 and $889, respectively	$2,271	$3,178
Leasing commissions, net of accumulated amortization of $191 and $167, respectively	593	775
Restricted cash	166	166
Tenant receivables	2,398	1,736
Straight-line rent receivable	53,248	62,457
Prepaid and other assets	4,089	3,865
Derivative assets	17,060	27,990
	$79,825	$100,167
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2023, 2022, and 2021 was $1,027,000, $1,087,000, and $1,430,000, respectively, which was recorded as interest expense, in the accompanying consolidated statements of comprehensive income.
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$3,906	$5,387
Accrued interest expense	1,714	1,941
Accrued property taxes	3,687	2,421
Accrued personnel costs	4,425	3,940
Distributions payable to stockholders	7,782	7,719
Performance DSUs distributions payable	1,140	573
Tenant deposits	877	877
Deferred rental income	6,393	7,761
Derivative liabilities	457	—
	$30,381	$30,619

Note 10—Credit Facility
The Company's outstanding credit facility as of December 31, 2023 and 2022 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate(1)	December 31, 2023	December 31, 2022
Variable rate revolving line of credit	—%	$—	$8,000
Variable rate term loans fixed through interest rate swaps	3.28%	525,000	485,000
Variable rate term loans	—%	—	90,000
Total credit facility, principal amount outstanding	3.28%	525,000	583,000
Unamortized deferred financing costs related to credit facility term loans		(1,847)	(2,412)
Total credit facility, net of deferred financing costs		$523,153	$580,588

(1)Weighted average contractual rate is as of December 31, 2023.
Significant activities regarding the credit facility during the year ended December 31, 2023 include:
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
•On November 1, 2023, the Company repaid $8,000,000 on its revolving line of credit with cash flows from operations and proceeds from a disposition.
•On December 8, 2023, the Company, the Operating Partnership, and Truist Bank amended the credit facility to address the calculation of pool availability, including (i) removing the implied debt service coverage ratio restriction which reduces the impact of market interest rate volatility on the Company’s ability to access commitments available, (ii) removing the ground lease concentration limitation, and (iii) amending the credit facility from a borrowing base calculation to an unencumbered pool structure, including the addition of an unsecured interest coverage ratio requirement.
•On December 19, 2023, the Company repaid $42,000,000 on its revolving line of credit and $30,000,000 on its 2024 term loan with proceeds from a disposition.
The principal payments due on the credit facility as of December 31, 2023, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
2024 (1)	$250,000
2025	—
2026	—
2027	—
2028	275,000
Thereafter	—
$525,000

(1)The 2024 term loan has a maturity date of December 31, 2024, and, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The Company currently meets these conditions and therefore may choose to exercise its option to extend the maturity date of the 2024 term loan.

As of December 31, 2023, the maximum commitments available under the revolving line of credit were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. As of December 31, 2023, the maximum commitments available under the 2024 Term Loan were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $550,000,000. As of December 31, 2023, the maximum commitments available under the 2028 Term Loan Agreement were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000.
At the Company’s election, loans under the credit facility may be made as Base Rate Loans or Secured Overnight Financing Rate, or SOFR, Loans. The applicable margin for loans that are Base Rate Loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR Loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%.
In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the revolving line of credit at a rate per annum equal to 0.20% if the average daily amount outstanding under the revolving line of credit is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the revolving line of credit is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears and recorded as interest expense in the accompanying consolidated statements of comprehensive income.
The revolving line of credit contains customary financial and operating covenants, including covenants relating to a maximum consolidated leverage ratio, maximum secured leverage ratio, fixed charge coverage ratio, unsecured interest coverage ratio, minimum consolidated tangible net worth, maximum distribution/payout ratio, covenants restricting the issuance of debt, imposition of liens, and entering into affiliate transactions.
Note 11—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $525,000,000 and $583,000,000, which approximated its fair value due to the variable nature of the terms as of December 31, 2023 and 2022, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (amounts in thousands):

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$17,060	$—	$17,060
Total assets at fair value	$—	$17,060	$—	$17,060
Liabilities:
Derivative liabilities	$—	$457	$—	$457
Total liabilities at fair value	$—	$457	$—	$457

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$27,990	$—	$27,990
Total assets at fair value	$—	$27,990	$—	$27,990
Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets—Certain real estate assets (which include land, buildings and improvements and intangible assets) were adjusted to fair value as a result of impairments which occurred during the year ended December 31, 2023. The fair values of real estate assets were determined by using either third-party purchase offers, the direct capitalization method or comparable sales information. The fair values of real estate assets based on third-party purchase offers are reflected in the Level 2 fair value hierarchy. The direct capitalization method is based on applying a capitalization rate to the estimated market rental income to be generated by the property. The comparable sales technique uses estimates of properties similar to the subject property by comparing prices per square foot considering recent transaction activity. The estimates of comparable sales and prices per square foot have been adjusted, and are considered significant inputs and thus are classified within Level 3 of the fair value hierarchy.
The following table shows the fair value of the Company's real estate assets, including intangible assets (at fair value measured on a non-recurring basis on the date of impairment), which the Company continues to own, as of December 31, 2023 (amounts in thousands):

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses (2)
Real estate assets	$—	$21,400	$16,200	$37,600	$20,758

(1)Amount includes $1,400,000 attributable to a real estate asset that was adjusted to fair value on December 31, 2022, which the Company continues to own as of December 31, 2023. The Company recorded total losses of $29,010,000 for this real estate asset during the year ended December 31, 2022.
(2)Amount represents losses recorded during 2023 and includes impairments of in-place lease intangible assets of $1,130,000, and real estate assets of $19,628,000 (including goodwill impairments of $792,000).

The following table sets forth quantitative information about the significant unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2023:

Significant Unobservable Inputs	December 31, 2023
Overall capitalization rate	8.5%
Market rent per square foot	$45.00
Range of comparable sale price per square foot	$60.86	-	$98.04
Note 12—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $14,114,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2023			December 31, 2022
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	12/31/2024 to 01/31/2028	$525,000	$17,060	$(457)	$485,000	$27,990

(1)     Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss)	Total Amount of Line Item in Consolidated Statements of Comprehensive Income
Year Ended December 31, 2023
Interest rate swaps	$5,293	Interest expense	$16,680	$23,110
Year Ended December 31, 2022
Interest rate swaps	$32,317	Interest expense	$(520)	$24,077
Year Ended December 31, 2021
Interest rate swaps - continuing operations	$5,956	Interest expense	$(8,031)	$37,625
Interest rate swaps - discontinued operations	(37)	Income from discontinued operations	(1,647)	401,444
Total	$5,919		$(9,678)

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2023, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2023 and December 31, 2022 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2023	$17,060	$—	$17,060	$(457)	$—	$16,603
December 31, 2022	$27,990	$—	$27,990	$—	$—	$27,990

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2023	$457	$—	$457	$(457)	$—	$—
Note 13—Stockholders' Equity
Distributions Paid and Distributions Payable
The Company declared distributions per share of common stock in the amounts of $0.40, $0.40 and $2.19 for the years ended December 31, 2023, 2022 and 2021, respectively. The distributions declared for the year ended December 31, 2021, includes a special cash distribution of $1.75 per share of Class A, Class I, Class T and Class T2 shares of common stock. The special cash distribution was funded with the proceeds from the Data Center Sale. The special cash distribution was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021. As of December 31, 2023, the Company had distributions payable of approximately $7,782,000. Of these distributions payable, approximately $5,729,000 was paid in cash and approximately $2,053,000 was reinvested in shares of common stock pursuant to the DRIP on January 8, 2024.
Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. During the year ended December 31, 2023, the Company repurchased 1,513,997 Class A shares, Class I shares and Class T shares of common stock (1,182,006 Class A shares, 105,660 Class I shares and 226,331 Class T shares), or 0.67% of shares outstanding as of December 31, 2022, for an aggregate purchase price of approximately $12,374,000 (an average of $8.17 per share). During the year ended December 31, 2022, the Company repurchased 1,123,183 Class A shares, Class I shares and Class T shares of common stock (981,772 Class A shares, 31,666 Class I shares and 109,745 Class T shares), or 0.50% of shares outstanding as of December 31, 2021, for an aggregate purchase price of approximately $9,217,000 (an average of $8.21 per share).

Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands):

Unrealized Income (Loss) on Derivative Instruments
Balance as of December 31, 2020	$(20,444)
Other comprehensive income before reclassification	5,919
Amount of loss reclassified from accumulated other comprehensive loss to net income	9,678
Other comprehensive income	15,597
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	32,317
Amount of loss reclassified from accumulated other comprehensive loss to net loss	520
Other comprehensive income	32,837
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	5,293
Amount of income reclassified from accumulated other comprehensive income to net income	(16,680)
Other comprehensive loss	(11,387)
Balance as of December 31, 2023	$16,603
The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)			Affected Line Items in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2023	2022	2021
Interest rate swap contracts - continuing operations	$(16,680)	$520	$8,031	Interest expense
Interest rate swap contracts - discontinued operations	—	—	1,647	Income from discontinued operations
Interest rate swap contracts	$(16,680)	$520	$9,678
Note 14—Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. All classes of common stock are allocated net income (loss) attributable to common stockholders at the same rate per share and receive the same gross distribution per share. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, are considered to be participating securities because they contain non-forfeitable rights to distributions and give rise to potentially dilutive shares of common stock. For the year ended December 31, 2023, diluted earnings per share reflected the effect of approximately 1,847,000 non-vested shares of restricted common stock and Performance DSUs that were outstanding. For the year ended December 31, 2022, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares of 1,341,000 related to non-vested shares of restricted common stock and Performance DSUs, anti-dilutive. For the year ended December 31, 2021, diluted earnings per share reflected the effect of approximately 968,000 non-vested shares of restricted common stock and Performance DSUs that were outstanding.
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

The Company recognized total stock-based compensation expense of $6,284,000, $4,180,000, and $2,379,000 respectively, for the years ended December 31, 2023, 2022, and 2021. Stock-based compensation expense is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
As of December 31, 2023 and 2022, there was $6,807,000 and $6,834,000, respectively, of total unrecognized compensation expense related to nonvested shares of the Company’s restricted Class A common stock and Performance DSUs. This expense is expected to be recognized over a remaining weighted average period of 1.94 years. This expected expense does not include the impact of any future stock-based compensation awards.
The fair value of each restricted stock and Performance DSU award is estimated based on the most recent Estimated Per Share NAV. As of December 31, 2023 and 2022, the fair value of the nonvested shares of restricted Class A common stock and Performance DSUs was $15,098,000 and $11,703,000, respectively. The following table summarizes restricted Class A common stock activity, including Performance DSUs, for the year ended December 31, 2023:

Shares
Nonvested at December 31, 2022	1,423,690
Granted	793,718
Vested	(160,453)
Forfeited	(38,451)
Nonvested at December 31, 2023	2,018,504
Note 16—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Character of Distributions (1):	2023	2022	2021
Ordinary dividends	61.41%	40.94%	27.91%
Capital gain distributions	—%	—%	—%
Nontaxable distributions	38.59%	59.06%	72.09%
Total	100.00%	100.00%	100.00%

	Year Ended December 31,
Character of Special Distribution (1):	2023	2022	2021
Ordinary dividends	—%	—%	12.39%
Capital gain distributions	—%	—%	86.66%
Nontaxable distributions	—%	—%	0.95%
Total	—%	—%	100.00%

(1)Attributable to Class A shares, Class I shares, Class T shares of common stock for the year ended December 31, 2023. Attributable to Class A shares, Class I shares, Class T shares, and Class T2 shares of common stock for the years ended December 31, 2022 and 2021.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2023, 2022 and 2021. The earliest tax year currently subject to examination is 2020.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2023, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 17—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2023, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on January 8, 2024, for the period from December 1, 2023 through December 31, 2023 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
January 8, 2024	Class A	$4,597	$1,190	$5,787
January 8, 2024	Class I	347	229	576
January 8, 2024	Class T	785	634	1,419
		$5,729	$2,053	$7,782
The following table summarizes the Company's distributions paid to stockholders on February 7, 2024, for the period from January 1, 2024 through January 31, 2024 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
February 7, 2024	Class A	$4,600	$1,181	$5,781
February 7, 2024	Class I	347	229	576
February 7, 2024	Class T	786	632	1,418
		$5,733	$2,042	$7,775
Distributions Authorized
The following tables summarize the daily distributions approved and authorized by the Board subsequent to December 31, 2023:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
January 15, 2024	Class A	$0.00109290	$0.40
January 15, 2024	Class I	$0.00109290	$0.40
January 15, 2024	Class T	$0.00109290	$0.40

Authorization Date (2)	Common Stock	Daily Distribution Rate (2)	Annualized Distribution Per Share
February 15, 2024	Class A	$0.00109290	$0.40
February 15, 2024	Class I	$0.00109290	$0.40
February 15, 2024	Class T	$0.00109290	$0.40

Authorization Date (3)	Common Stock	Daily Distribution Rate (3)	Annualized Distribution Per Share
March 5, 2024	Class A	$0.00109290	$0.40
March 5, 2024	Class I	$0.00109290	$0.40
March 5, 2024	Class T	$0.00109290	$0.40

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on February 1, 2024 and ending on February 29, 2024. The distributions are calculated based on 366 days in the calendar year. The distributions declared for each record date in February 2024 will be paid in March 2024. The distributions are payable to stockholders from legally available funds therefor.
(2)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on March 1, 2024 and ending on March 31, 2024. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in March 2024 will be paid in April 2024. The distributions will be payable to stockholders from legally available funds therefor.
(3)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on April 1, 2024 and ending on April 30, 2024. The distributions will be calculated based on 366 days in the calendar year. The distributions declared for each record date in April 2024 will be paid in May 2024. The distributions will be payable to stockholders from legally available funds therefor.
Disposition of New Bedford Healthcare Facility
On January 31, 2024, the Company sold the New Bedford Healthcare Facility for $1,500,000, generating net proceeds of $1,407,000, after transaction costs and other prorations, subject to additional transaction costs paid subsequent to the closing date.
Acquisition of Brownsburg Healthcare Facility
On February 26, 2024, the Company purchased 100% of the ownership interests in a healthcare property in Brownsburg, Indiana, or the Brownsburg Healthcare Facility, for a contract purchase price of $39,063,000.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2023
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$960	1993	—	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	114	356	3,281	3,637	907	2001	—	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	1,322	2004	—	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—	(a)	4,049	19,991	(13,054)	2,018	8,968	10,986	—	1973	1997	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	8,443	2014	—	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(a)	367	1,587	201	367	1,788	2,155	665	2014	—	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	697	2009	—	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	4,794	2014	—	02/17/2015
Clarion Healthcare Facility	Clarion, PA	—	(a)	462	5,377	—	462	5,377	5,839	1,553	2012	—	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(a)	1,858	20,140	—	1,858	20,140	21,998	4,511	2015	—	06/05/2015
Augusta Healthcare Facility	Augusta, ME	—	(a)	556	14,401	103	556	14,504	15,060	3,455	2010	—	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	2,304	2014	—	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	2,223	2014	—	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	1,400	2004	—	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(a)	1,504	20,193	—	1,504	20,193	21,697	4,615	2007	—	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	1,712	2003	—	07/30/2015
Omaha Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	2,113	2014	—	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	5,051	2005	2010	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	683	2005	—	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	1,970	1998	2007/2015	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	—	(a)	4,626	30,509	99	4,626	30,608	35,234	6,663	1985	1998/2003	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	1,942	1994	1999	12/29/2015
Edmond Healthcare Facility	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	749	2002	—	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	260	2006	—	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(a)	368	2,344	28	368	2,372	2,740	549	2007	—	01/27/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	281	1995	1999	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	2,891	2008	—	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—	(a)	2,724	7,626	29,843	2,725	37,468	40,193	5,035	2018	—	03/01/2016
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(a)	896	3,684	84	896	3,768	4,664	873	2007	—	03/07/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	—	(a)	3,203	32,380	—	3,203	32,380	35,583	6,408	2016	—	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	3,577	2017	—	06/24/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	3,003	1997	2008	06/30/2016
Marlton Healthcare Facility	Marlton, NJ	—	(a)	—	57,154	5	—	57,159	57,159	10,185	1995	—	11/01/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	—	(a)	2,533	39,487	1,554	2,533	41,041	43,574	8,282	2008	—	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(a)	975	4,963	793	1,002	5,729	6,731	1,150	1992	2016	12/22/2016
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	19	973	9,651	10,624	1,768	2002	—	03/30/2017
Allen Healthcare Facility	Allen, TX	—	(a)	857	20,582	—	857	20,582	21,439	3,763	2007	—	03/31/2017
Austin Healthcare Facility	Austin, TX	—	(a)	1,368	32,039	—	1,368	32,039	33,407	5,858	2012	—	03/31/2017

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2023
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Beaumont Healthcare Facility	Beaumont, TX	—	(a)	946	8,372	—	946	8,372	9,318	1,539	1991	—	03/31/2017
San Antonio Healthcare Facility	San Antonio, TX	—	(a)	1,813	11,706	—	1,813	11,706	13,519	2,076	1984	(e)	06/29/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	48	1,530	7,554	9,084	1,469	2005	—	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	1,052	2007	—	09/20/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	235	1,251	16,113	17,364	3,519	2002	—	12/21/2017
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	39	1,995	5,909	7,904	943	2015	—	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(a)	1,443	12,114	—	1,443	12,114	13,557	1,742	2015	—	06/08/2018
Indianola Healthcare Facility	Indianola, IA	—	(a)	330	5,698	67	330	5,765	6,095	828	2014	—	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	904	2011	—	09/26/2018
Benton Healthcare Facility	Benton, AR	—	(a)	—	19,048	—	—	19,048	19,048	2,694	1992/1999	2012	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	259	1983	—	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(a)	930	3,539	57	930	3,596	4,526	554	1995	—	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	334	2009	—	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	158	336	22,490	22,826	3,637	2008	—	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	907	2004	—	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	455	1992	—	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	419	2016	—	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	1,412	1998	2023	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	83	—	23,760	23,760	2,816	1998	—	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	1,579	2013	—	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	704	1998	—	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	4,320	2012	—	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	1,385	2013	—	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	2,823	2008	—	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	550	2007	—	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	274	2011	—	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,807)	2,195	5,761	7,956	641	2006	—	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	190	2010	—	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—		1,199	4,373	—	1,199	4,373	5,572	487	2002	2005	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	4,289	2012	—	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	1,786	1984	—	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—		400	1,536	—	400	1,536	1,936	191	2004	2010	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	2,900	2011	—	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	231	2005	—	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	3,525	1962	2018	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—		2,659	9,016	—	2,659	9,016	11,675	981	2009	—	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—		139	1,910	—	139	1,910	2,049	220	1999	—	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	2,669	1994	2009	10/04/2019
Fort Myers Healthcare Facility	Fort Myers, FL	—		2,153	2,387	(562)	2,012	1,966	3,978	36	1999	—	10/04/2019
Fort Myers Healthcare Facility II	Fort Myers, FL	—		3,557	11,064	(2,304)	3,272	9,045	12,317	152	2010	2022	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—		385	3,182	—	385	3,182	3,567	363	2005	—	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2023
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Frankfort Healthcare Facility	Frankfort, KY	—		342	950	—	342	950	1,292	122	1993	2019	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,790	—	26,904	26,904	3,884	2010	2020	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	—	383	5,355	5,738	636	2010	—	10/04/2019
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	2,648	2006	—	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	1,339	2004	—	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—		839	2,390	—	839	2,390	3,229	285	2000	—	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	631	1998	2018	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	264	2011	—	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—		1,233	6,173	—	1,233	6,173	7,406	708	2009	—	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	3,866	2004	2005	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—		636	1,784	—	636	1,784	2,420	259	2008	—	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—		651	5,323	—	651	5,323	5,974	603	2007	—	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—		441	2,956	—	441	2,956	3,397	351	2002	—	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	—	5,210	39,939	45,149	4,282	2003	—	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	242	2003	—	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	1,328	1964	2010	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	144	2008	—	10/04/2019
New Bedford Healthcare Facility	New Bedford, MA	—		2,464	26,297	(27,522)	115	1,124	1,239	32	1942	1995	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	1,239	2007	—	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	1,611	1965	2000	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	1,220	2007	—	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	(1)	413	2,043	2,456	275	2010	—	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—		582	5,927	—	582	5,927	6,509	718	2005	—	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—		2,286	5,481	(3,767)	1,227	2,773	4,000	—	2008	2022	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	2,432	2012	—	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	3,379	1987	—	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	1,023	3,273	20,720	23,993	2,469	2017	—	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—		741	3,049	—	741	3,049	3,790	326	2003	—	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—		2,300	20,186	—	2,300	20,186	22,486	2,168	2014	—	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	111	2007	—	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	1,414	2013	—	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	1,409	1998	—	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	—	821	4,139	4,960	509	2012	—	10/04/2019
Yucca Valley Healthcare Facility	Yucca Valley, CA	—		901	4,788	(4,310)	241	1,138	1,379	19	2009	—	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—	(a)	—	—	25,324	—	25,324	25,324	1,735	2021	—	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—	(a)	1,763	—	8,177	1,763	8,177	9,940	983	2020	—	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(a)	831	3,690	—	831	3,690	4,521	417	2018	—	02/19/2020
Tampa Healthcare Facility	Tampa, FL	—	(a)	—	10,297	—	—	10,297	10,297	1,140	2015	—	09/08/2020
Tucson Healthcare Facility IV	Tucson, AZ	—		—	58	18,057	—	18,115	18,115	1,289	2022	—	12/22/2020
Greenwood Healthcare Facility	Greenwood, IN	—	(a)	1,603	22,588	—	1,603	22,588	24,191	1,591	2008	2018	04/19/2021
Clive Healthcare Facility II	Clive, IA	—	(a)	1,555	17,898	—	1,555	17,898	19,453	1,073	2008	—	12/08/2021

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2023
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Year Renovated	Date Acquired
Clive Healthcare Facility III	Clive, IA	—	(a)	843	12,299	57	843	12,356	13,199	634	2008	—	12/08/2021
Clive Healthcare Facility IV	Clive, IA	—	(a)	720	7,863	—	720	7,863	8,583	499	2009	2018	12/08/2021
Clive Undeveloped Land	Clive, IA	—		1,061	—	—	1,061	—	1,061	—	—	—	12/08/2021
Clive Undeveloped Land II	Clive, IA	—		460	—	—	460	—	460	—	—	—	12/08/2021
Yukon Healthcare Facility	Yukon, OK	—		1,288	16,779	—	1,288	16,779	18,067	835	2020	—	03/10/2022
Pleasant Hills Healthcare Facility	Pleasant Hills, PA	—		922	12,905	—	922	12,905	13,827	701	2015	—	05/12/2022
Prosser Healthcare Facility I	Prosser, WA	—		282	1,933	—	282	1,933	2,215	105	2020	—	05/20/2022
Prosser Healthcare Facility II	Prosser, WA	—		95	3,374	—	95	3,374	3,469	176	2013	2019	05/20/2022
Prosser Healthcare Facility III	Prosser, WA	—		59	2,070	—	59	2,070	2,129	107	2013	—	05/20/2022
Tampa Healthcare Facility II	Tampa, FL	—		—	47,042	—	—	47,042	47,042	1,821	2022	—	07/20/2022
Escondido Healthcare Facility	Escondido, CA	—		—	57,675	—	—	57,675	57,675	2,163	2021	—	07/21/2022
West Palm Beach Healthcare Facility	West Palm Beach, FL	—		2,064	7,011	30	2,065	7,040	9,105	107	1999	2007/2019	06/15/2023
Burr Ridge Healthcare Facility	Burr Ridge, IL	—		4,828	46,152	—	4,828	46,152	50,980	387	2010	—	09/27/2023
		$—		$165,071	$1,631,875	$58,862	$157,821	$1,697,987	$1,855,808	$227,156

(a)Property is contributed to the pool of unencumbered properties of the Company's credit facility. As of December 31, 2023, 111 commercial real estate properties were contributed to the pool of unencumbered properties under the Company's credit facility and the Company had an outstanding principal balance of $525,000,000.
(b)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(c)The aggregated cost for federal income tax purposes is approximately $2,011,524,000 (unaudited).
(d)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.
(e)Property is currently under renovation.

    NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Real Estate:
Balance at beginning of year	$2,089,200	$2,015,330	$2,890,958
Additions:
Acquisitions	60,055	144,424	66,890
Improvements	1,727	4,735	23,288
Other adjustments	—	182	978
Deductions:
Impairment	(28,651)	(53,230)	(29,673)
Dispositions	(266,523)	(22,241)	(936,594)
Other adjustments	—	—	(517)
Balance at end of year	$1,855,808	$2,089,200	$2,015,330

Accumulated Depreciation:
Balance at beginning of year	$(209,118)	$(165,784)	$(197,134)
Additions:
Depreciation	(52,404)	(51,584)	(56,999)
Deductions:
Impairment	8,409	8,250	2,507
Dispositions	25,957	—	85,325
Other adjustments	—	—	517
Balance at end of year	$(227,156)	$(209,118)	$(165,784)

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

4.6
Fifth Amended and Restated Distribution Reinvestment Plan (included as Appendix A in the prospectus that is a part of the Registrant’s Registration Statement on Form S-3 (File No. 333-275799), filed on November 30, 2023, and incorporated herein by reference).

4.7
Form of Multi-Product Subscription Agreement (included as Appendix F to the prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on February 10, 2017 (File No. 333-191706) and incorporated herein by reference).

4.8
Description of Capital Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K (File No. 000-55435) filed on March 16, 2023, and incorporated herein by reference).

10.1†
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Michael A. Seton, dated as of July 28, 2020 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

10.1.1†
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.2†
Employment Agreement, by and among Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, CV Manager, LLC and Kay C. Neely, dated as of July 28, 2020 (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on July 29, 2020, and incorporated herein by reference).

10.2.1†
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Mary (“Kay”) C. Neely (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.3†	Form of Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on January 8, 2021, and incorporated herein by reference).

10.3.1†
Form of First Amendment to Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

10.4
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

10.4.1
First Amendment to the Revolving Credit Agreement, dated as of December 8, 2023, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Revolving Credit Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 8, 2023, and incorporated herein by reference).

10.5
Term Loan Agreement, dated as of February 15, 2022, among Sila Realty Trust, Inc., as Borrower, the lenders from time to time as party to the Term Loan Agreement, Truist Bank, as Administrative Agent, and Truist Securities, Inc., BMO Capital Markets Corp., Capital One, National Association, and Wells Fargo Securities LLC as Joint Lead Arrangers and Joint Book Runners (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on February 22, 2022, and incorporated herein by reference).

10.5.1
First Amendment to the Term Loan Agreement (2024 Term Loan Agreement), dated as of December 8, 2023, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 8, 2023, and incorporated herein by reference).

10.6
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

10.7
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

10.8
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

10.8.1
First Amendment to the Term Loan Agreement (2028 Term Loan Agreement), dated as of December 8, 2023, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 8, 2023, and incorporated herein by reference).

10.9
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

21.1
List of the Company’s Significant Subsidiaries (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-55435) filed on March 16, 2023, and incorporated herein by reference).

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Cushman & Wakefield of Pennsylvania, LLC.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.
Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: March 6, 2024	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2024	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	March 6, 2024
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer, Executive Vice President and Treasurer	March 6, 2024
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chair of the Board of Directors	March 6, 2024
Jonathan Kuchin

/s/ Z. JAMIE BEHAR	Director	March 6, 2024
Z. Jamie Behar

/s/ ADRIENNE KIRBY	Director	March 6, 2024
Adrienne Kirby

/s/ VERETT MIMS	Director	March 6, 2024
Verett Mims

/s/ ROGER PRATT	Director	March 6, 2024
Roger Pratt