Form 10-Q
period 2024-03-31
Sila Realty Trust, Inc.
filed 2024-05-08
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 2, 2024, there were approximately 42,430,000 shares of Class A common stock, 4,272,000 shares of Class I common stock, 10,515,000 shares of Class T common stock and 0 shares of Class T2 common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Real estate:
Land	$165,768	$157,821
Buildings and improvements, less accumulated depreciation of $239,098 and $227,156, respectively	1,558,951	1,470,831
Total real estate, net	1,724,719	1,628,652
Cash and cash equivalents	90,242	202,019
Intangible assets, less accumulated amortization of $106,706 and $102,456, respectively	142,907	134,999
Goodwill	17,700	17,700
Right-of-use assets	36,118	36,384
Other assets	82,628	79,825
Total assets	$2,094,314	$2,099,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $3,991 and $1,847, respectively	$521,009	$523,153
Accounts payable and other liabilities	30,723	30,381
Intangible liabilities, less accumulated amortization of $7,790 and $7,417, respectively	9,065	10,452
Lease liabilities	41,010	41,158
Total liabilities	601,807	605,144
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,537,771 and 61,154,404 shares issued(1), respectively; 57,223,648 and 56,983,564 shares outstanding(1), respectively	572	570
Additional paid-in capital	2,047,457	2,044,450
Distributions in excess of accumulated earnings	(574,993)	(567,188)
Accumulated other comprehensive income	19,471	16,603
Total stockholders’ equity	1,492,507	1,494,435
Total liabilities and stockholders’ equity	$2,094,314	$2,099,579

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Rental revenue	$50,639	$49,644
Expenses:
Rental expenses	5,554	4,850
General and administrative expenses	8,230	6,103
Depreciation and amortization	18,898	18,552
Impairment losses	—	344
Total operating expenses	32,682	29,849
Gain on real estate dispositions	76	21
Interest and other income	2,241	6
Interest expense	5,294	5,622
Net income attributable to common stockholders	$14,980	$14,200
Other comprehensive income (loss) - unrealized gain (loss) on interest rate swaps, net	2,868	(8,264)
Comprehensive income attributable to common stockholders	$17,848	$5,936
Weighted average number of common shares outstanding:
Basic(1)	57,113,041	56,640,434
Diluted(1)	57,661,507	57,101,070
Net income per common share attributable to common stockholders:
Basic(1)	$0.26	$0.25
Diluted(1)	$0.26	$0.25
Distributions declared per common share(1)	$0.40	$0.40

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	200,343	2	5,995	—	—	5,997
Vesting of restricted stock	183,024	—	—	—	—	—
Stock-based compensation	—	1	1,323	—	—	1,324
Other offering costs	—	—	(26)	—	—	(26)
Repurchase of common stock	(143,283)	(1)	(4,285)	—	—	(4,286)
Distributions to common stockholders	—	—	—	(22,785)	—	(22,785)
Other comprehensive income	—	—	—	—	2,868	2,868
Net income	—	—	—	14,980	—	14,980
Balance, March 31, 2024	57,223,648	$572	$2,047,457	$(574,993)	$19,471	$1,492,507

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	56,563,992	$566	$2,025,873	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	187,698	2	6,171	—	—	6,173
Vesting of restricted stock	24,863	—	—	—	—	—
Stock-based compensation	—	—	1,242	—	—	1,242
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(106,518)	(1)	(3,501)	—	—	(3,502)
Distributions to common stockholders	—	—	—	(22,527)	—	(22,527)
Other comprehensive loss	—	—	—	—	(8,264)	(8,264)
Net income	—	—	—	14,200	—	14,200
Balance, March 31, 2023	56,670,035	$567	$2,029,779	$(507,661)	$19,726	$1,542,411

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$14,980	$14,200
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	18,898	18,552
Amortization of deferred financing costs	452	413
Amortization of above- and below-market leases	(780)	122
Other amortization expenses	184	200
Gain on real estate dispositions	(76)	(21)
Loss on extinguishment of debt	228	—
Impairment losses	—	344
Straight-line rent adjustments, net of write-offs	(1,176)	(1,298)
Stock-based compensation	1,324	1,242
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,039	(2,388)
Other assets	499	1,382
Net cash provided by operating activities	36,572	32,748
Cash flows from investing activities:
Investments in real estate	(124,913)	—
Proceeds from real estate dispositions	1,439	4,741
Capital expenditures and other costs	(446)	(388)
Net cash (used in) provided by investing activities	(123,920)	4,353
Cash flows from financing activities:
Proceeds from credit facility	250,000	—
Payments on credit facility	(250,000)	(8,000)
Payments of deferred financing costs	(2,460)	(12)
Repurchase of common stock	(4,286)	(3,502)
Offering costs on issuance of common stock	(61)	(10)
Distributions to common stockholders	(17,622)	(16,264)
Net cash used in financing activities	(24,429)	(27,788)
Net change in cash, cash equivalents and restricted cash	(111,777)	9,313
Cash, cash equivalents and restricted cash - Beginning of period	202,185	13,083
Cash, cash equivalents and restricted cash - End of period	$90,408	$22,396
Supplemental cash flow disclosure:
Interest paid	$5,524	$5,286
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$5,997	$6,173
Change in accrued distributions to common stockholders	$(834)	$91
Change in accounts payable and other liabilities related to investing activities	$(479)	$(143)
Note receivable issued for disposition of real estate	$—	$7,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
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
On April 8, 2024, the Company announced that its board of directors, or the Board, intends to pursue a listing of a class of the Company’s common stock on the New York Stock Exchange, or the NYSE, under the ticker symbol "SILA" in the late second quarter or early third quarter of 2024, or the Listing.
In anticipation of the Listing, on April 8, 2024, the Company amended its charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of common stock, $0.01 par value per share, or the Common Stock, of the Company, effective May 1, 2024, and the Company also amended its charter to decrease the par value of each issued and outstanding share of the Company's Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In connection with the Listing, the Company expects to arrange for the disposition of fractional shares upon the Listing, that were owned prior to, or are the result of, the Reverse Stock Split.
In addition, equitable adjustments were made to the maximum number of shares of the Company's Common Stock that may be issued pursuant to the Company’s Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, and the maximum number of shares of the Company's Common Stock that may be granted under incentive stock awards under the A&R Incentive Plan, in each case, to reflect the Reverse Stock Split. The number of shares of the Company's Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split.
The Reverse Stock Split affected all record holders of the Company’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of the Company’s authorized shares of Common Stock.
All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Reverse Stock Split.
Except as the context otherwise requires, the “Company” refers to Sila Realty Trust, Inc., the Operating Partnership and their wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2024. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period:
Cash and cash equivalents	$202,019	$12,917
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$202,185	$13,083

End of period:
Cash and cash equivalents	$90,242	$22,230
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$90,408	$22,396
Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, or ASU 2023-07, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption of ASU 2023-07 is permitted. The Company is evaluating the disclosure requirements of ASU 2023-07 and does not anticipate that this update will have a material impact on its condensed consolidated financial statements.

Note 3—Real Estate
Acquisitions
During the three months ended March 31, 2024, the Company purchased six real estate properties in two separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements and tenant improvements, and intangible assets, consisting of in-place leases, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred, including acquisition costs, and the purchase price allocation for acquisitions during the three months ended March 31, 2024 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Consideration Transferred (amount in thousands)
Brownsburg Healthcare Facility	02/26/2024	100%	$39,115
Cave Creek Healthcare Facility	03/20/2024	100%	19,352
Marana Healthcare Facility	03/20/2024	100%	16,153
Surprise Healthcare Facility	03/20/2024	100%	18,598
Tucson Healthcare Facility V	03/20/2024	100%	15,991
Weslaco Healthcare Facility	03/20/2024	100%	15,709
Total			$124,918

Total
Land	$8,321
Building and improvements	83,749
Tenant improvements	17,315
In-place leases	15,533
Total assets acquired	$124,918
The Company capitalized acquisition costs of approximately $355,000, which are included in the allocation of the real estate acquisitions presented above.
Dispositions
On January 31, 2024, the Company sold one property for a sales price of $1,500,000, generating net proceeds of $1,439,000. The property was leased to a tenant under the common control of Vibra Healthcare, LLC, or Vibra. The Company was recognizing revenue from Vibra on a cash basis due to payment uncertainty. As a result of the property sale and lease termination, rental revenue from Vibra for the three months ended March 31, 2024, included $4,000,000 of lease termination income, in addition to deferred rent from prior periods.
Investment Risk Concentrations
As of March 31, 2024, the Company had one exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2024. Real estate properties located in the Providence-Warwick, Rhode Island-Massachusetts metropolitan statistical area accounted for 11.0% of rental revenue for the three months ended March 31, 2024.
As of March 31, 2024, the Company had two exposures to tenant concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2024. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 13.5% of rental revenue and the leases with tenants at properties under the common control of Vibra accounted for 11.9% of rental revenue for the three months ended March 31, 2024.
Impairment Losses
The Company did not record any impairment losses on real estate for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $2,082,000, $158,000, and $1,013,000, respectively, in connection with lease terminations and amendments.
During the three months ended March 31, 2023, the Company recorded impairment losses on real estate of $344,000 (consisting of goodwill impairments of $344,000).

Impairment losses on real estate and goodwill impairments, if any, are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairments of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Impairments of above-market leases are recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income. Impairments of below-market leases are recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2024	December 31, 2023
In-place leases, net of accumulated amortization of $100,100 and $95,325, respectively (with a weighted average remaining life of 7.9 years and 7.8 years, respectively)	$133,702	$125,188
Above-market leases, net of accumulated amortization of $6,606 and $7,131, respectively (with a weighted average remaining life of 6.8 years and 6.7 years, respectively)	9,205	9,811
	$142,907	$134,999
The aggregate weighted average remaining life of the intangible assets was 7.8 years and 7.7 years as of March 31, 2024 and December 31, 2023, respectively.
Amortization of intangible assets was $7,478,000 and $5,740,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2024	December 31, 2023
Below-market leases, net of accumulated amortization of $7,790 and $7,417, respectively (with a weighted average remaining life of 6.9 years and 7.4 years, respectively)	$9,065	$10,452
Amortization of below-market leases was $1,387,000 and $374,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

March 31, 2024
Period ending December 31, 2024	$135,897
2025	176,984
2026	171,868
2027	168,766
2028	164,578
Thereafter	856,880
Total	$1,674,973
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
The weighted average remaining lease term for the Company's leases was 36.1 years as of March 31, 2024.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of March 31, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

March 31, 2024
Period ending December 31, 2024	$2,029
2025	2,768
2026	2,715
2027	2,681
2028	2,692
Thereafter	104,764
Total undiscounted rental payments	117,649
Less imputed interest	(76,639)
Total lease liabilities	$41,010

The following table provides details of the Company's total lease costs for the three months ended March 31, 2024 and 2023 (amounts in thousands):

		Three Months Ended March 31,
	Location in Condensed Consolidated Statements of Comprehensive Income	2024	2023
Operating lease costs:
Ground lease costs (1)	Rental expenses	$682	$682
Corporate operating lease costs	General and administrative expenses	189	187
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases		$176	$233

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Other Assets
Other assets consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $2,184 and $1,917, respectively	$2,006	$2,271
Leasing commissions, net of accumulated amortization of $212 and $191, respectively	977	593
Restricted cash	166	166
Tenant receivables	2,494	2,398
Straight-line rent receivable	54,365	53,248
Prepaid and other assets	3,149	4,089
Derivative assets	19,471	17,060
	$82,628	$79,825
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$4,161	$3,906
Accrued interest expense	850	1,714
Accrued property taxes	3,478	3,687
Accrued personnel costs	3,444	4,425
Distributions payable to stockholders	7,788	7,782
Performance DSUs distributions payable	300	1,140
Tenant deposits	877	877
Deferred rental income	9,825	6,393
Derivative liabilities	—	457
	$30,723	$30,381

Note 9—Credit Facility
The Company's outstanding credit facility as of March 31, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
2024 Variable rate term loan fixed through interest rate swaps	$—	$250,000
2027 Variable rate term loan fixed through interest rate swaps	250,000	—
2028 Variable rate term loan fixed through interest rate swaps	275,000	275,000
Total credit facility, principal amount outstanding	525,000	525,000
Unamortized deferred financing costs related to credit facility term loans	(3,991)	(1,847)
Total credit facility, net of deferred financing costs	$521,009	$523,153
Significant activities regarding the credit facility during the three months ended March 31, 2024 include:
•On March 20, 2024 the Company, the Operating Partnership, and certain of the Company's subsidiaries, entered into a senior unsecured amended and restated term loan agreement, or the 2027 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments of $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The maturity date for the 2027 Term Loan is March 20, 2027 and, at the Company's election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into to replace the Company's prior term loan agreement, which was paid off in its entirety upon closing of the 2027 Term Loan Agreement.
•In connection with the pay-off of our prior credit facility and entering into the 2027 Term Loan Agreement, the Company recognized a loss on extinguishment of debt of $228,000 during the three months ended March 31, 2024. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility as of March 31, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
Period ending December 31, 2024	$—
2025	—
2026	—
2027	250,000
2028	275,000
Thereafter	—
$525,000
Note 10—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $525,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of March 31, 2024 and December 31, 2023, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$19,471	$—	$19,471
Total assets at fair value	$—	$19,471	$—	$19,471

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$17,060	$—	$17,060
Total assets at fair value	$—	$17,060	$—	$17,060
Liabilities:
Derivative liabilities	$—	$457	$—	$457
Total liabilities at fair value	$—	$457	$—	$457
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $13,309,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2024			December 31, 2023
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	12/31/2024 to 01/31/2028	$525,000	$19,471	$—	$525,000	$17,060	$(457)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2024
Interest rate swaps	$7,393	Interest expense	$4,525	$5,294
Three Months Ended March 31, 2023
Interest rate swaps	$(4,694)	Interest expense	$3,570	$5,622
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2024, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of March 31, 2024, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2024 and December 31, 2023 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2024	$19,471	$—	$19,471	$—	$—	$19,471
December 31, 2023	$17,060	$—	$17,060	$(457)	$—	$16,603

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2024	$—	$—	$—	$—	$—	$—
December 31, 2023	$457	$—	$457	$(457)	$—	$—
Note 12—Stockholders' Equity
On April 8, 2024, the Company amended its charter to effect a one-for-four reverse stock split, effective May 1, 2024. See Note 1—"Organization and Business Operations" for further details.
Distributions Payable
As of March 31, 2024, the Company had distributions payable of approximately $7,788,000. Of these distributions payable, approximately $5,766,000 was paid in cash on April 5, 2024, and approximately $2,022,000 was reinvested in shares of common stock pursuant to the Company's distribution reinvestment plan, or the DRIP, effective April 1, 2024.
On April 5, 2024, the Board voted to terminate the DRIP, effective May 1, 2024. See Note 16—"Subsequent Events" for further details.
Share Repurchases
During the three months ended March 31, 2024, the Company repurchased 143,283 Class A shares, Class I shares and Class T shares of common stock, after giving effect to the Reverse Stock Split (128,492 Class A shares, 3,104 Class I shares and 11,687 Class T shares), for an aggregate purchase price of approximately $4,286,000 (an average of $29.92 per share). During the three months ended March 31, 2023, the Company repurchased 106,518 Class A shares, Class I shares and Class T shares of common stock, after giving effect to the Reverse Stock Split (88,234 Class A shares, 11 Class I shares and 18,273 Class T shares), for an aggregate purchase price of approximately $3,502,000 (an average of $32.88 per share).
The Company’s Amended and Restated Share Repurchase Program, or the SRP, allows for repurchases of shares of the Company’s common stock upon meeting certain criteria. On April 8, 2024, the Board voted to suspend the SRP, effective immediately, and to terminate the SRP, effective upon the anticipated listing event. See Note 16—"Subsequent Events" for further details.

Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2023	$16,603
Other comprehensive income before reclassification	7,393
Amount of income reclassified from accumulated other comprehensive income to net income	(4,525)
Other comprehensive income	2,868
Balance as of March 31, 2024	$19,471

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive loss before reclassification	(4,694)
Amount of income reclassified from accumulated other comprehensive income to net income	(3,570)
Other comprehensive loss	(8,264)
Balance as of March 31, 2023	$19,726
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Interest rate swap contracts	$(4,525)	$(3,570)	Interest expense
Note 13—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock and performance-based deferred stock unit awards, or Performance DSUs, are considered to be participating securities because they contain non-forfeitable rights to distributions and give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2024, diluted earnings per share reflected the effect of approximately 548,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding after giving effect to the Reverse Stock Split. For the three months ended March 31, 2023, diluted earnings per share reflected the effect of approximately 461,000 of non-vested shares of restricted common stock and Performance DSUs that were outstanding after giving effect to the Reverse Stock Split.
Note 14—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Class A common stock to its directors, executive officers, and employees.
The Company recognized accelerated stock-based compensation expense of $863,000 for the three months ended March 31, 2024 as a result of accelerated awards due to severance. The Company recognized total stock-based compensation expense of $1,324,000 and $1,242,000, respectively, for the three months ended March 31, 2024 and 2023. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.

Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2024, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
The following table summarizes the Company's distributions paid to stockholders on April 5, 2024, for the period from March 1, 2024 through March 31, 2024 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
April 5, 2024	Class A	$4,621	$1,168	$5,789
April 5, 2024	Class I	349	228	577
April 5, 2024	Class T	796	626	1,422
		$5,766	$2,022	$7,788
The following table summarizes the Company's distributions paid to stockholders on May 1, 2024, for the period from April 1, 2024 through April 30, 2024 (amounts in thousands):

Payment Date	Common Stock	Cash	DRIP	Total Distribution
May 1, 2024	Class A	$4,470	$1,134	$5,604
May 1, 2024	Class I	338	222	560
May 1, 2024	Class T	774	604	1,378
		$5,582	$1,960	$7,542
Termination of the SRP and the DRIP
In light of the Company’s intention to pursue the Listing, on April 5, 2024, the Board voted to suspend the SRP, effective immediately, and to terminate the SRP, effective upon the Listing. On April 5, 2024, the Board also voted to terminate the DRIP, effective May 1, 2024.
Distributions Authorized
The following table summarizes the daily distributions approved and authorized by the Board subsequent to March 31, 2024:

Authorization Date (1)	Common Stock	Daily Distribution Rate (1)	Annualized Distribution Per Share
April 15, 2024	Class A	$0.00437158	$1.60
April 15, 2024	Class I	$0.00437158	$1.60
April 15, 2024	Class T	$0.00437158	$1.60

(1)Distributions approved and authorized to stockholders of record as of the close of business on each day of the period commencing on May 1, 2024 and ending on May 31, 2024. The distributions are calculated based on 366 days in the calendar year, accounting for the Reverse Stock Split, effective May 1. The distributions declared for each record date in May 2024 will be paid in June 2024. The distributions are payable to stockholders from legally available funds therefor.
On May 7, 2024, the Board approved and authorized a daily distribution to the Company’s stockholders of record holding common shares as of the close of business on each day of the period commencing on June 1, 2024 and ending on June 30, 2024. The distributions for June 2024 will be calculated based on 366 days in the calendar year and will be equal to $0.00437158 per share of common stock, which is equal to an annualized distribution of $1.60 per share of common stock. The distributions declared for each record date in June 2024 will be paid in July 2024. The distributions will be payable to stockholders from legally available funds therefor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 6, 2024, or the 2023 Annual Report on Form 10-K.
The terms “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, term loan requirements, a potential listing on a national securities exchange, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on a regular basis. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
As of March 31, 2024, we owned 136 real estate properties and two undeveloped land parcels.
On April 8, 2024, we announced that our board of directors, or the Board, intends to pursue a listing of a class of our common stock on the New York Stock Exchange, or NYSE, or the Listing, in the late second quarter or early third quarter of 2024, under the ticker symbol "SILA". In anticipation of the Listing, on April 8, 2024, we amended our charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of our common stock, $0.01 par value per share, effective May 1, 2024, and we also amended our charter to decrease the par value of each issued and outstanding share of our common stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split.
In addition, equitable adjustments were made to the maximum number of shares of our common stock that may be issued pursuant to our Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, and the maximum number of shares of our common stock that may be granted under incentive stock awards under the A&R Incentive Plan, in each case, to reflect the Reverse Stock Split. The number of shares of our common stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split.
The Reverse Stock Split affected all record holders of our common stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of our authorized shares of common stock.
In light of our intention to pursue the Listing, on April 5, 2024, the Board voted to suspend our Amended and Restated Share Repurchase Program, or the SRP, effective immediately, and to terminate the SRP, effective upon the Listing. On April 5, 2024, the Board also voted to terminate our distribution reinvestment plan, or the DRIP, effective May 1, 2024.
Critical Accounting Estimates
Our critical accounting estimates were disclosed in our 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K.
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
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income, management and operation of our properties other than those set forth in our 2023 Annual Report on Form 10-K.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of March 31, 2024, our real estate properties were 99.2% leased.
GenesisCare Bankruptcy Filing
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare USA, Inc. and its affiliates, or GenesisCare, the sponsor and owner of the tenant in certain of our real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us were not included in any motions.
During the three months ended March 31, 2024, the Company entered into a second amendment to the amended and restated master lease, or the GenesisCare A&R Master Lease, with GenesisCare in connection with their emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare A&R Master Lease, GenesisCare was a tenant at 17 of our real estate properties pursuant to an amended and restated master lease, or the Master Lease. The GenesisCare A&R Master Lease removed 10 of our properties from the Master Lease, or the Severed Properties. The seven remaining properties will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare A&R Master Lease. As a result of the GenesisCare A&R Master Lease, we entered into lease agreements with new tenants at five of the Severed Properties during the three months ended March 31, 2024. In addition, we have entered into a lease agreement with a new tenant at one of the Severed Properties subsequent to March 31, 2024. We are also currently in the process of negotiating a lease with a new tenant at one of the Severed Properties and three of the Severed Properties are currently being marketed for lease or sale. In exchange for the Severed Properties, we received a $2,000,000 severance fee from GenesisCare during the three months ended March 31, 2024, which will be recognized over the remaining GenesisCare A&R Master Lease term.
Due to GenesisCare filing for bankruptcy, we determined the collectability of amounts owed under the contractual terms of GenesisCare's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for GenesisCare to the extent we have received cash. GenesisCare continues to make its lease payments due to us in accordance with the GenesisCare A&R Master Lease and made its lease payments throughout its bankruptcy pursuant to the Master Lease.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Number of real estate properties (1)	136	131
Leased square feet	5,217,000	5,361,000
Weighted average percentage of rentable square feet leased	99.2%	99.4%

(1)As of March 31, 2024, we owned 136 real estate properties and two undeveloped land parcels. As of March 31, 2023, we owned 131 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Real estate properties acquired	6	—
Real estate properties disposed	1	1
Aggregate purchase price of real estate properties acquired (1)	$124,918,000	$—
Net book value of real estate properties disposed	$1,352,000	$12,127,000
Leased square feet of real estate property additions	214,000	—
Leased square feet of real estate property dispositions	71,000	139,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three months ended March 31, 2024 and 2023. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table allocates total rental revenue for the three months ended March 31, 2024 compared to the comparable period in 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Same store rental revenue	$39,864	$38,579	$1,285	3.3%
Same store tenant reimbursements	3,269	2,932	337	11.5%
Non-same store rental revenue	6,934	8,115	(1,181)	(14.6)%
Non-same store tenant reimbursements	571	16	555	3,468.8%
Other operating income	1	2	(1)	(50.0)%
Total rental revenue	$50,639	$49,644	$995	2.0%
•Same store rental revenue increased primarily due to a $1,013,000 increase in accelerated amortization of below-market lease intangible liabilities as a result of lease terminations, a $369,000 increase primarily related to rent recognized on a cash basis as a result of certain tenants with payment uncertainty who were not paying rent in the prior period being compared and a $254,000 increase in annual base rent escalations for leases indexed to CPI; partially offset by a decrease due to a $158,000 increase in accelerated amortization of above-market lease intangible assets as a result of lease amendments, and a decrease of $193,000 in rent recognized related to lease terminations.
•Same store tenant reimbursements increased $337,000 primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to a $4,434,000 decrease from properties sold since January 1, 2023, partially offset by lease termination income of $4,098,000, a $1,727,000 increase attributable to properties acquired since January 1, 2023, and a $1,109,000 increase related to rent recognized on a cash basis from a tenant at a property that was sold during the three months ended March 31, 2024 and was not paying rent in the prior period being compared. In addition, we recognized $3,681,000 of lease termination income during the three months ended March 31, 2023.
•Non-same store tenant reimbursements increased primarily due to a $523,000 increase attributable to properties acquired since January 1, 2023, and a $48,000 increase related to rent recognized on a cash basis from a tenant at a property that was sold during the three months ended March 31, 2024, partially offset by a $16,000 decrease due to properties sold since January 1, 2023.
•There were no significant changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Same store rental expenses	$4,943	$4,622	$321	6.9%
Non-same store rental expenses	611	228	383	168.0%
General and administrative expenses	8,230	6,103	2,127	34.9%
Depreciation and amortization	18,898	18,552	346	1.9%
Impairment losses	—	344	(344)	(100.0)%
Total operating expenses	$32,682	$29,849	$2,833	9.5%
Gain on real estate dispositions	$76	$21	$55	261.9%
•Same store rental expenses, certain of which are subject to reimbursement by our tenants, increased $321,000 primarily due to higher operating costs in the current year.

•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $529,000 increase from properties acquired since January 1, 2023, partially offset by a $146,000 decrease due to properties sold since January 1, 2023.
•General and administrative expenses increased primarily due to a $1,831,000 increase due to separation pay related to our former chief accounting officer and former chief investment officer, a $357,000 increase in personnel costs and an $863,000 increase in stock-based compensation as a result of accelerated awards due to severance, partially offset by a $781,000 decrease in stock-based compensation due to a cumulative catch-up adjustment for changes in our probability assessment for performance-based deferred stock unit awards during the period and a $143,000 decrease primarily related to professional fees.
•Depreciation and amortization increased primarily due to a $2,082,000 increase in accelerated amortization of in-place lease intangible assets as a result of lease terminations, a $1,033,000 increase due to properties acquired since January 1, 2023, partially offset by a $2,135,000 decrease from property dispositions, a $332,000 decrease attributable to fully amortized in-place lease intangible assets and tenant improvements and a $302,000 decrease related to properties impaired in prior periods.
•There were no impairment losses recorded during the three months ended March 31, 2024. Impairment losses were recorded in the aggregate amount of $344,000 during the three months ended March 31, 2023, as a result of tenant related triggering events that occurred at certain properties.
Changes in interest expense and interest and other income are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest and other income	$2,241	$6	$2,235	37,250.0%
Interest expense	$5,294	$5,622	$(328)	(5.8)%
•Interest expense decreased primarily due to a $415,000 decrease in the weighted average outstanding principal balance on our credit facility of $55,956,000 and a decrease of $180,000 related to a decrease in the weighted average interest rate on our credit facility, partially offset by a $228,000 increase in loss on extinguishment of debt and a $39,000 increase in amortization of deferred financing costs.
•Interest and other income increased primarily due to a $2,181,000 increase in dividend income from investments in money market funds and a $165,000 increase in interest income from cash deposits, partially offset by a loss on the sale of a permanent easement of $111,000.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and may continue to increase, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 100% of our outstanding debt as of March 31, 2024, which has allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings. For the three months ended March 31, 2024, our sources of funds also included funds equal to amounts reinvested in the DRIP.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments and funding of capital improvements and tenant improvements, distributions to stockholders, and interest payments on our credit facility.

We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months. In addition, we expect that the Listing (assuming it occurs as currently contemplated) will enhance our liquidity given that we will have publicly-traded stock. We may issue such publicly-traded stock within the next twelve months, afterwards, or both.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, we expect our principal demands for funds will be for costs to acquire additional real estate properties, interest and principal payments on our credit facility, long-term capital investment demands for our real estate properties and distributions necessary to maintain our REIT status.
We currently expect to meet our long-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility and potential other borrowings.
We expect to pay distributions to our stockholders from cash flows from operations. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
As of March 31, 2024, we had approximately $90,242,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require approximately $22,663,000 in cash over the next twelve months, of which $19,944,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2024) and $2,719,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of March 31, 2024, we had material obligations beyond twelve months in the amount of approximately $705,413,000, inclusive of $590,483,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2024) and $114,930,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2024, we had $525,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2024, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of March 31, 2024, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of March 31, 2024, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of March 31, 2024, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of March 31, 2024, the Revolving Credit Agreement had no outstanding principal balance.
As of March 31, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into on March 20, 2024, to replace our prior term loan agreement, which was paid off in its entirety upon closing of the 2027 Term

Loan Agreement. As of March 31, 2024, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of March 31, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2027 Term Loan Agreement. As of March 31, 2024, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of March 31, 2024. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of March 31, 2024, we had a total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $525,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements of the Unsecured Credit Facility as of March 31, 2024.
Cash Flows
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$36,572	$32,748	$3,824
Net cash (used in) provided by investing activities	$(123,920)	$4,353	$(128,273)
Net cash used in financing activities	$(24,429)	$(27,788)	$3,359
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from property acquisitions, annual rent increases, new leasing and renewal activity and the receipt of lease termination income, partially offset by a decrease related to property dispositions.
Investing Activities
Significant investing activities included:
•Investment of $124,913,000 to purchase six properties in two separate transactions during the three months ended March 31, 2024.
•Sale of a property for net proceeds of $1,439,000 during the three months ended March 31, 2024, compared to receiving $4,741,000 from the sale of a property during the three months ended March 31, 2023.
•Incurred capital expenditures, primarily for tenant improvements, of $446,000 during the three months ended March 31, 2024, compared to incurring $388,000 during the three months ended March 31, 2023.

Financing Activities
Significant financing activities included:
•Payment of $17,622,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the three months ended March 31, 2024, compared to $16,264,000 during the three months ended March 31, 2023.
•Repurchase of $4,286,000 of common stock during the three months ended March 31, 2024, compared to $3,502,000 during the three months ended March 31, 2023.
•Payment of $2,460,000 in deferred financing costs as a result of entering into the 2027 Term Loan Agreement during the three months ended March 31, 2024.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2023:
◦Repayment of $8,000,000 on the Unsecured Credit Facility.
Distributions to Stockholders
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. The Board must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. We have funded distributions with operating cash flows from our properties and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.
In light of our intention to pursue the Listing, on April 5, 2024, the Board voted to terminate the DRIP, effective May 1, 2024. All participating DRIP stockholders will continue to receive their full declared distributions, which will be payable in cash as opposed to additional shares of common stock.
The following table shows the sources of distributions paid during the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024			2023
Distributions paid in cash - common stockholders	$17,622			$16,264
Distributions reinvested (shares issued)	5,997			6,173
Total distributions	$23,619			$22,437
Source of distributions:
Cash flows provided by operations	$17,622	75%	(1)	$16,264	72%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	5,997	25%	(1)	6,173	28%	(1)
Total sources	$23,619	100%		$22,437	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid on Class A shares, Class I shares and Class T shares as of March 31, 2024, were approximately $7,788,000 for common stockholders. These distributions were paid on April 5, 2024.
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
We, along with many of our peers in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of real estate portfolio performance that excludes non-cash items such as real estate depreciation and amortization and real estate impairments. We believe FFO provides a useful understanding of our performance to the investors and to our management, and when compared to year over year, FFO reflects the impact on our operations from trends in occupancy.
We calculate Core FFO by adjusting FFO to remove the effect of items that are not expected to impact our operating performance on an ongoing basis or effect comparability to prior periods and consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include listing related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases) and loss on extinguishment of debt.
We calculate AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs and stock-based compensation.
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, Core FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, Core FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance or as an indication of our liquidity, including our ability to make distributions to our stockholders. FFO, Core FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. All of our non-GAAP financial measures should be reviewed in conjunction with other measurements as an indication of our performance. The method used to evaluate the value and performance of real estate under GAAP should be considered as a more relevant measure of operating performance and considered more prominent than the non-GAAP financial measures presented here.

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$14,980	$14,200
Adjustments:
Depreciation and amortization of real estate assets	18,875	18,531
Gain on real estate dispositions	(76)	(21)
Impairment losses	—	344
FFO	$33,779	$33,054
Adjustments:
Listing related expenses	56	—
Severance	1,863	32
Write-off of straight-line rent receivables related to prior periods	—	139
Accelerated stock-based compensation	863	—
Amortization of above (below) market lease intangibles, including ground leases	(629)	285
Loss on extinguishment of debt	228	—
Core FFO	$36,160	$33,510
Adjustments:
Deferred rent	2,388	519
Straight-line rent adjustments	(1,176)	(1,437)
Amortization of deferred financing costs	452	413
Stock-based compensation	461	1,242
AFFO	$38,285	$34,247
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
As of March 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 11 interest rate swap agreements, which mature on various dates from December 2024 to January 2028. As of March 31, 2024, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $21,051,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2024, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $26,317,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of March 31, 2024, the weighted average interest rate on our total principal debt outstanding was 3.3%. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 20, 2024, we terminated our chief accounting officer, and our chief financial officer has since served and will continue to serve in such role until a new head of accounting commences employment (and upon such commencement, our chief financial officer is expected to continue to serve as our "principal accounting officer" as used in applicable SEC rules and regulations). This change did not materially affect our internal controls over financial reporting. Taking into account this change, as noted above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 1, 2024, we granted time-based awards, or the Time-Based 2024 Awards, to our executive officers, consisting of 66,009 restricted shares of Class A common stock, after giving effect to the Reverse Stock Split. On March 1, 2024, we granted Time-Based 2024 Awards to certain employees, consisting of 13,369 restricted shares of Class A common stock, after giving effect to the Reverse Stock Split. The Time-Based 2024 Awards will vest ratably over four years following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions.
In addition, on January 1, 2024, our compensation committee approved performance-based deferred stock unit awards to be granted to the executive officers for performance-based awards, or the Performance-Based 2024 Awards. The Performance-Based 2024 Awards will be measured based on our performance over a three-year performance period ending on December 31, 2026. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2024 Awards, if any, will be issued following the performance period end date. The actual value realized by each executive will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
The Time-Based 2024 Awards and the Performance-Based 2024 Awards, or collectively, the 2024 Awards, were granted under and subject to the terms of our A&R Incentive Plan and award agreements.
The foregoing issuances of the 2024 Awards were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance on Section 4(a)(2) of the Securities Act as they were issued to a limited number of recipients without a view to distribution and not issued through any general solicitation or advertisement. There were no other sales of unregistered securities during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we fulfilled the following repurchase requests after giving effect to the Reverse Stock Split:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 1, 2024 - January 31, 2024(1)	117,212	$29.92	—	$—
February 1, 2024 - February 29, 2024(2)	248	$29.92	—	$—
March 1, 2024 - March 31, 2024(2)	25,823	$29.92	—	$—
Total	143,283		—

(1)Consists of 25,492 shares of common stock repurchased to cover payment of withholding taxes in connection with the vesting of restricted stock and 91,720 shares of common stock repurchased pursuant to the SRP.
(2)Consists of common stock repurchased to cover payment of withholding taxes in connection with the vesting of restricted stock.
During the three months ended March 31, 2024, we repurchased approximately $4,286,000 of Class A shares, Class I shares and Class T shares of common stock.
In light of the Company’s intention to pursue the Listing, on April 5, 2024, the Board voted to suspend the SRP, effective immediately, and to terminate the SRP, effective upon the Listing. The Company honored SRP submissions that met the eligibility requirements and were deemed to be in good order through the end of the first quarter ended March 31, 2024. Any share repurchase requests received after March 31, 2024, or those deemed to be not in good order, shall not be processed and shall be considered canceled in full.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No:
3.1
Third Articles of Amendment and Restatement (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on August 15, 2022, and incorporated herein by reference).

3.1.1
Articles of Amendment effecting Reverse Stock Split (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 8, 2024, and incorporated herein by reference).

3.1.2	Articles of Amendment adjusting Par Value (included as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 8, 2024, and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of Sila Realty Trust, Inc. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 20, 2023, and incorporated here by reference).

10.1
Amended and Restated Term Loan Agreement, dated as of March 20, 2024, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 21, 2024, and incorporated herein by reference).

10.2
Amended and Restated Guaranty Agreement, dated as of March 20, 2024 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 21, 2024, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: May 8, 2024	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)