Form 10-Q
period 2024-06-30
Sila Realty Trust, Inc.
filed 2024-08-07
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-42129
SILA REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1854011
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Water Street, Suite 800 Tampa, FL 33602	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	SILA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 2, 2024, there were 55,018,168 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Real estate:
Land	$166,130	$157,821
Buildings and improvements, less accumulated depreciation of $251,413 and $227,156, respectively	1,556,570	1,470,831
Total real estate, net	1,722,700	1,628,652
Cash and cash equivalents	86,971	202,019
Intangible assets, less accumulated amortization of $112,069 and $102,456, respectively	133,071	134,999
Goodwill	17,700	17,700
Right-of-use assets	36,027	36,384
Other assets	85,128	79,825
Total assets	$2,081,597	$2,099,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $3,699 and $1,847, respectively	$521,301	$523,153
Accounts payable and other liabilities	38,742	30,381
Intangible liabilities, less accumulated amortization of $8,131 and $7,417, respectively	7,699	10,452
Lease liabilities	40,944	41,158
Total liabilities	608,686	605,144
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,670,830 and 61,154,404(1) shares issued, respectively; 57,216,478 and 56,983,564(1) shares outstanding, respectively	572	570
Additional paid-in capital	2,048,406	2,044,450
Distributions in excess of accumulated earnings	(593,423)	(567,188)
Accumulated other comprehensive income	17,356	16,603
Total stockholders’ equity	1,472,911	1,494,435
Total liabilities and stockholders’ equity	$2,081,597	$2,099,579

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Rental revenue	$43,554	$44,965	$94,193	$94,609
Expenses:
Rental expenses	5,849	4,873	11,403	9,723
Listing-related expenses	2,924	—	2,980	—
General and administrative expenses	5,347	5,547	13,521	11,650
Depreciation and amortization	20,246	18,803	39,144	37,355
Impairment losses	418	6,364	418	6,708
Total operating expenses	34,784	35,587	67,466	65,436
Gain on real estate dispositions	—	—	76	21
Interest and other income	1,051	141	3,292	147
Interest expense	5,193	5,664	10,487	11,286
Net income attributable to common stockholders	$4,628	$3,855	$19,608	$18,055
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(2,115)	7,382	753	(882)
Comprehensive income attributable to common stockholders	$2,513	$11,237	$20,361	$17,173
Weighted average number of common shares outstanding:
Basic(1)	57,230,472	56,744,341	57,171,756	56,692,674
Diluted(1)	57,601,204	57,208,783	57,574,634	57,155,224
Net income per common share attributable to common stockholders:
Basic(1)	$0.08	$0.07	$0.34	$0.32
Diluted(1)	$0.08	$0.07	$0.34	$0.32
Distributions declared per common share(1)	$0.40	$0.40	$0.80	$0.80

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2024	57,223,648	$572	$2,047,457	$(574,993)	$19,471	$1,492,507
Issuance of common stock under the distribution reinvestment plan	133,059	1	3,981	—	—	3,982
Stock-based compensation	—	—	1,163	—	—	1,163
Repurchase of common stock	(140,229)	(1)	(4,195)	—	—	(4,196)
Distributions to common stockholders	—	—	—	(23,058)	—	(23,058)
Other comprehensive loss	—	—	—	—	(2,115)	(2,115)
Net income	—	—	—	4,628	—	4,628
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting of restricted stock	183,024	—	—	—	—	—
Stock-based compensation	—	2	2,485	—	—	2,487
Other offering costs	—	—	(26)	—	—	(26)
Repurchase of common stock	(283,512)	(3)	(8,479)	—	—	(8,482)
Distributions to common stockholders	—	—	—	(45,843)	—	(45,843)
Other comprehensive income	—	—	—	—	753	753
Net income	—	—	—	19,608	—	19,608
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2023	56,670,035	$567	$2,029,779	$(507,661)	$19,726	$1,542,411
Issuance of common stock under the distribution reinvestment plan	191,531	2	6,275	—	—	6,277
Stock-based compensation	—	—	1,251	—	—	1,251
Repurchase of common stock	(75,780)	(1)	(2,491)	—	—	(2,492)
Distributions to common stockholders	—	—	—	(22,821)	—	(22,821)
Other comprehensive income	—	—	—	—	7,382	7,382
Net income	—	—	—	3,855	—	3,855
Balance, June 30, 2023	56,785,786	$568	$2,034,814	$(526,627)	$27,108	$1,535,863

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	56,563,992	$566	$2,025,873	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	379,229	4	12,446	—	—	12,450
Vesting of restricted stock	24,863	—	—	—	—	—
Stock-based compensation	—	—	2,493	—	—	2,493
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(182,298)	(2)	(5,992)	—	—	(5,994)
Distributions to common stockholders	—	—	—	(45,348)	—	(45,348)
Other comprehensive loss	—	—	—	—	(882)	(882)
Net income	—	—	—	18,055	—	18,055
Balance, June 30, 2023	56,785,786	$568	$2,034,814	$(526,627)	$27,108	$1,535,863

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$19,608	$18,055
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	39,144	37,355
Amortization of deferred financing costs	1,029	825
Amortization of above- and below-market leases, net	947	504
Other amortization expenses	366	399
Gain on real estate dispositions	(76)	(21)
Loss on extinguishment of debt	228	—
Impairment losses	418	6,708
Straight-line rent adjustments, net of write-offs	(2,473)	(1,273)
Stock-based compensation	2,487	2,493
Changes in operating assets and liabilities:
Accounts payable and other liabilities	9,406	(1,670)
Other assets	(2,872)	831
Net cash provided by operating activities	68,212	64,206
Cash flows from investing activities:
Investments in real estate	(135,681)	(9,920)
Proceeds from real estate dispositions	1,439	12,241
Capital expenditures and other costs	(863)	(962)
Payments of deposits for investments in real estate	(250)	—
Net cash (used in) provided by investing activities	(135,355)	1,359
Cash flows from financing activities:
Proceeds from credit facility	250,000	—
Payments on credit facility	(250,000)	(18,000)
Payments of deferred financing costs	(2,577)	(12)
Repurchase of common stock	(8,482)	(5,994)
Offering costs on issuance of common stock	(61)	(10)
Distributions to common stockholders	(36,785)	(32,969)
Net cash used in financing activities	(47,905)	(56,985)
Net change in cash, cash equivalents and restricted cash	(115,048)	8,580
Cash, cash equivalents and restricted cash - Beginning of period	202,185	13,083
Cash, cash equivalents and restricted cash - End of period	$87,137	$21,663
Supplemental cash flow disclosure:
Interest paid	$9,383	$10,779
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$9,979	$12,450
Change in accrued distributions to common stockholders	$(921)	$(71)
Change in accounts payable and other liabilities related to investing activities	$466	$87
Right-of-use assets obtained in exchange for new lease liabilities	$28	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company is primarily focused on investing in high quality healthcare facilities across the continuum of care, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
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
New York Stock Exchange Listing and Reverse Stock Split
On June 13, 2024, the Company's common stock, par value $0.01 per share, or the Common Stock, was listed and began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "SILA", or the Listing. Upon the Listing, all outstanding shares of Class I Common Stock and Class T Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis and authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE.
On April 8, 2024, in anticipation of the Listing, the Company amended its charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of Common Stock of the Company, effective May 1, 2024, and the Company also amended its charter to decrease the par value of each issued and outstanding share of the Company's Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of the Company's Common Stock that may be issued pursuant to the Company’s Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, and the maximum number of shares of the Company's Common Stock that may be granted under incentive stock awards under the A&R Incentive Plan, in each case, to reflect the Reverse Stock Split. The number of shares of the Company's Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of the Company’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of the Company’s authorized shares of Common Stock. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Company incurred deferred costs of $1,863,000 related to the Tender Offer as of June 30, 2024, which are included in other assets on the accompanying condensed consolidated balance sheets, and will be applied as a component of additional paid-in capital upon the successful completion of the Tender Offer. The Tender Offer was successfully completed subsequent to June 30, 2024. See Note 16—"Subsequent Events" for additional information.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2024. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning of period:
Cash and cash equivalents	$202,019	$12,917
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$202,185	$13,083

End of period:
Cash and cash equivalents	$86,971	$21,497
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$87,137	$21,663
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

Note 3—Real Estate
Acquisitions
During the six months ended June 30, 2024, the Company purchased seven real estate properties in three separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, tenant improvements; intangible assets, consisting of in-place leases and right-of-use assets; and lease liabilities, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the consideration transferred, including acquisition costs, and the purchase price allocation for acquisitions during the six months ended June 30, 2024 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Consideration Transferred (amount in thousands)
Brownsburg Healthcare Facility	02/26/2024	100%	$39,115
Cave Creek Healthcare Facility	03/20/2024	100%	19,355
Marana Healthcare Facility	03/20/2024	100%	16,156
Surprise Healthcare Facility	03/20/2024	100%	18,602
Tucson Healthcare Facility V	03/20/2024	100%	15,994
Weslaco Healthcare Facility	03/20/2024	100%	15,713
Reading Healthcare Facility	05/21/2024	100%	10,754
Total			$135,689

Total
Land	$8,821
Building and improvements	91,987
Tenant improvements	18,441
In-place leases	16,291
Right-of-use assets	177
Total assets acquired	135,717
Lease liabilities	(28)
Total liabilities acquired	(28)
Net assets acquired	$135,689
The Company capitalized acquisition costs of $603,000, which are included in the allocation of the real estate acquisitions presented above.
Dispositions
On January 31, 2024, the Company sold one property for a sales price of $1,500,000, generating net proceeds of $1,439,000. The property was leased to a tenant under the common control of Vibra Healthcare, LLC, or Vibra. The Company was recognizing revenue from Vibra on a cash basis due to payment uncertainty. As a result of the property sale and lease termination, rental revenue from Vibra for the six months ended June 30, 2024, included $4,098,000 of lease termination income received from the former tenant, in addition to deferred rent from prior periods.
Investment Risk Concentrations
As of June 30, 2024, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2024.
As of June 30, 2024, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2024. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.5% of rental revenue for the six months ended June 30, 2024.
Impairment Losses
The Company recorded impairment losses on real estate of $418,000 for both the three and six months ended June 30, 2024, as a result of triggering events that occurred at certain properties. The fair values of these properties were determined based on the guidance in Accounting Standards Codification, or ASC, 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land and buildings and improvements. During the three months ended June 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $2,564,000, $2,667,000, and $1,025,000, respectively, as a result of lease terminations and amendments. During the six months ended June 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,825,000, and $2,038,000, respectively, as a result of lease terminations and amendments.
The Company recorded impairment losses on real estate of $6,364,000 and $6,708,000 (including goodwill impairments of $1,238,000 and $1,582,000), for the three and six months ended June 30, 2023, respectively, as a result of tenant related triggering events that occurred at certain properties. The fair values of these properties were determined based on the guidance in ASC 820, Fair Value Measurement. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets. In addition, during both the three and six months ended June 30, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets of $592,000 and $260,000, respectively.
Impairment losses on real estate and goodwill impairments, if any, are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of above-market leases are recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of below-market leases are recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2024	December 31, 2023
In-place leases, net of accumulated amortization of $105,036 and $95,325, respectively (with a weighted average remaining life of 7.6 years and 7.8 years, respectively)	$126,960	$125,188
Above-market leases, net of accumulated amortization of $7,033 and $7,131, respectively (with a weighted average remaining life of 6.2 years and 6.7 years, respectively)	6,111	9,811
	$133,071	$134,999
The aggregate weighted average remaining life of the intangible assets was 7.6 years and 7.7 years as of June 30, 2024 and December 31, 2023, respectively.
Amortization of intangible assets was $10,594,000 and $6,466,000 for the three months ended June 30, 2024 and 2023, respectively, and $18,072,000 and $12,206,000 for the six months ended June 30, 2024 and 2023, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2024	December 31, 2023
Below-market leases, net of accumulated amortization of $8,131 and $7,417, respectively (with a weighted average remaining life of 6.6 years and 7.4 years, respectively)	$7,699	$10,452
Amortization of below-market leases was $1,366,000 and $373,000 for the three months ended June 30, 2024 and 2023, respectively, and $2,753,000 and $747,000 for the six months ended June 30, 2024 and 2023, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of June 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

June 30, 2024(1)
Period ending December 31, 2024	$90,410
2025	178,582
2026	173,345
2027	170,250
2028	166,030
Thereafter	865,393
Total	$1,644,010

(1)The table includes payments from tenants who have been moved to the cash basis of accounting for revenue recognition purposes that have continued to make rental payments as of June 30, 2024.
Lessee
The Company is subject to various non-cancellable operating lease agreements on which certain of its properties reside (ground leases) and for its corporate office.
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
The effects of the Company's operating leases are recorded in right-of-use assets and lease liabilities on the condensed consolidated balance sheets.
As of June 30, 2024, the Company's weighted average IBR for its operating leases was 5.5%. The weighted average remaining lease term for the Company's operating leases was 35.9 years as of June 30, 2024.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of June 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

June 30, 2024
Period ending December 31, 2024	$1,367
2025	2,769
2026	2,716
2027	2,682
2028	2,694
Thereafter	104,865
Total undiscounted rental payments	117,093
Less imputed interest	(76,149)
Total lease liabilities	$40,944

The following table provides details of the Company's total lease costs for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2024	2023	2024	2023
Operating lease costs:
Ground lease costs (1)	Rental expenses	$681	$681	$1,363	$1,363
Corporate operating lease costs	General and administrative expenses	187	189	376	376

Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$176	$165	$419	$398
Right-of-use assets obtained in exchange for new lease liabilities		$28	$—	$28	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.
Note 7—Other Assets
Other assets consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $2,452 and $1,917, respectively	$1,738	$2,271
Leasing commissions, net of accumulated amortization of $236 and $191, respectively	1,822	593
Restricted cash	166	166
Tenant receivables	2,655	2,398
Straight-line rent receivable	55,548	53,248
Real estate deposits	250	—
Prepaid and other assets	5,593	4,089
Derivative assets	17,356	17,060
	$85,128	$79,825
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$8,274	$3,906
Accrued interest expense	1,590	1,714
Accrued property taxes	4,684	3,687
Accrued personnel costs	3,722	4,425
Distributions payable to stockholders	7,663	7,782
Performance DSUs distributions payable	338	1,140
Tenant deposits	1,789	877
Deferred rental income	10,682	6,393
Derivative liabilities	—	457
	$38,742	$30,381

Note 9—Credit Facility
The Company's outstanding credit facility as of June 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
2024 Variable rate term loan fixed through interest rate swaps	$—	$250,000
2027 Variable rate term loan fixed through interest rate swaps	250,000	—
2028 Variable rate term loan fixed through interest rate swaps	275,000	275,000
Total credit facility, principal amount outstanding	525,000	525,000
Unamortized deferred financing costs related to credit facility term loans	(3,699)	(1,847)
Total credit facility, net of deferred financing costs	$521,301	$523,153
Significant activities regarding the credit facility during the six months ended June 30, 2024 include:
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
•In connection with the pay-off of our prior term loan agreement and entering into the 2027 Term Loan Agreement, the Company recognized a loss on extinguishment of debt of $228,000 during the six months ended June 30, 2024. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility as of June 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

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
Credit facility—The outstanding principal of the credit facility was $525,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of June 30, 2024 and December 31, 2023, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$17,356	$—	$17,356
Total assets at fair value	$—	$17,356	$—	$17,356

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$17,060	$—	$17,060
Total assets at fair value	$—	$17,060	$—	$17,060
Liabilities:
Derivative liabilities	$—	$457	$—	$457
Total liabilities at fair value	$—	$457	$—	$457
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets— As of June 30, 2024, two real estate assets were measured at an aggregate fair value of $15,500,000 and resulted in the recognition of an impairment loss of $418,000 for the six months ended June 30, 2024. The fair value was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy.
As of December 31, 2023, six real estate assets were measured at an aggregate fair value of $37,600,000 and resulted in the recognition of an impairment loss of $20,758,000 for the year ended December 31, 2023. The fair value of three real estate assets of $21,400,000 were measured based on third-party purchase offers for the assets, which reside within Level 2 of the fair value hierarchy. One of the real estate assets was sold in 2024. The fair value of three real estate assets of $16,200,000 were measured using a direct capitalization method or comparable sales information, which reside within Level 3 of the fair value hierarchy.
The significant unobservable inputs for the Level 3 measurements include:

Significant Unobservable Inputs	December 31, 2023
Overall capitalization rate	8.5%
Market rent per square foot	$45.00
Range of comparable sale price per square foot	$60.86	$98.04

Note 11—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $10,944,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2024			December 31, 2023
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps	(1)	05/01/2022 to 05/01/2023	12/31/2024 to 01/31/2028	$525,000	$17,356	$—	$525,000	$17,060	$(457)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2024
Interest rate swaps	$2,393	Interest expense	$4,508	$5,193
Three Months Ended June 30, 2023
Interest rate swaps	$11,464	Interest expense	$4,082	$5,664
Six Months Ended June 30, 2024
Interest rate swaps	$9,786	Interest expense	$9,033	$10,487
Six Months Ended June 30, 2023
Interest rate swaps	$6,770	Interest expense	$7,652	$11,286
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of both June 30, 2024 and December 31, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both June 30, 2024 and December 31, 2023, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2024 and December 31, 2023 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2024	$17,356	$—	$17,356	$—	$—	$17,356
December 31, 2023	$17,060	$—	$17,060	$(457)	$—	$16,603

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2024	$—	$—	$—	$—	$—	$—
December 31, 2023	$457	$—	$457	$(457)	$—	$—
Note 12—Stockholders' Equity
On April 8, 2024, the Company amended its charter to effect a one-for-four reverse stock split, effective May 1, 2024. On June 13, 2024, authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE. See Note 1—"Organization and Business Operations" for further details.
Distributions Payable
As of June 30, 2024, the Company had distributions payable of $7,663,000, which were paid in cash on July 15, 2024.
On April 5, 2024, the board of directors, or the Board, approved the termination of the distribution reinvestment plan, effective May 1, 2024.
Share Repurchases
The Company’s Amended and Restated Share Repurchase Program, or the SRP, allowed for repurchases of shares of the Company’s Common Stock upon meeting certain criteria. On April 5, 2024, the Board approved the suspension of the SRP, effective immediately, and the termination of the SRP, effective upon the Listing.
During the six months ended June 30, 2024, the Company repurchased 283,512 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (246,024 Class A shares, 7,574 Class I shares and 29,914 Class T shares), for an aggregate purchase price of $8,482,000 (an average of $29.92 per share). During the six months ended June 30, 2023, the Company repurchased 182,298 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (140,021 Class A shares, 10,986 Class I shares and 31,291 Class T shares), for an aggregate purchase price of $5,994,000 (an average of $32.88 per share).

Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the six months ended June 30, 2024 and 2023 (amounts in thousands):

Unrealized Income on Derivative Instruments
Balance as of December 31, 2023	$16,603
Other comprehensive income before reclassification	9,786
Amount of income reclassified from accumulated other comprehensive income to net income	(9,033)
Other comprehensive income	753
Balance as of June 30, 2024	$17,356

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	6,770
Amount of income reclassified from accumulated other comprehensive income to net income	(7,652)
Other comprehensive loss	(882)
Balance as of June 30, 2023	$27,108
The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2024 and 2023 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2024	2023
Interest rate swap contracts	$(9,033)	$(7,652)	Interest expense
Note 13—Earnings Per Share
The Company calculates basic earnings per share by dividing net income attributable to common stockholders for the period by the weighted average shares of its Common Stock outstanding for that period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include non-vested shares of restricted Common Stock and performance-based deferred stock unit awards, or Performance DSUs. The non-vested shares of restricted Common Stock contain non-forfeitable dividend distribution rights. The Performance DSUs also have dividend distribution rights which are paid to the grantee only in the event that the applicable performance criteria is achieved and the Performance DSUs vest. For the three and six months ended June 30, 2024, diluted earnings per share reflected the effect of 371,000 and 403,000, respectively, of non-vested shares of restricted Common Stock and Performance DSUs that were outstanding after giving effect to the Reverse Stock Split. For the three and six months ended June 30, 2023, diluted earnings per share reflected the effect of 464,000 and 463,000, respectively, of non-vested shares of restricted Common Stock and Performance DSUs that were outstanding after giving effect to the Reverse Stock Split.
Note 14—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, executive officers, and employees.
The Company recognized no accelerated stock-based compensation expense for the three months ended June 30, 2024. The Company recognized accelerated stock-based compensation expense of $863,000 for the six months ended June 30, 2024, as a result of the acceleration of awards pursuant to severance agreements with two departed executive officers. The Company recognized total stock-based compensation expense of $1,163,000 and $1,251,000, respectively, for the three months ended June 30, 2024 and 2023, and $2,487,000 and $2,493,000, respectively, for the six months ended June 30, 2024 and 2023. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.

Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2024, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
On July 15, 2024, the Company paid cash distributions of $7,663,000 to the Company's stockholders of record as of the close of business on July 1, 2024.
Distributions Authorized
On July 16, 2024, the Board approved and authorized a distribution payable on August 15, 2024, to the Company's stockholders of record as of the close of business on July 31, 2024. The distribution will be equal to $0.1333 per share of Common Stock, representing an annualized amount of $1.60 per share.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced the Tender Offer to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, the Company accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding related fees and expenses. The Company funded the Tender Offer, and will fund all related costs, with its available cash.
Acquisition of Fort Smith Healthcare Facility
On July 25, 2024, the Company purchased 100% of the ownership interests in a healthcare property in Fort Smith, Arkansas, or the Fort Smith Healthcare Facility, for a contract purchase price of $28,250,000.
Draw on Credit Facility
On July 24, 2024, the Company borrowed $20,000,000 on its revolving line of credit to fund the acquisition of the Fort Smith Healthcare Facility.
Time-Based Vesting Restricted Share Grant to Employees
On July 2, 2024, the Company granted its employees an aggregate of 87,269 time-based vesting restricted shares of Common Stock, which, subject to each employee's continuous employment through the applicable vesting dates, will vest 25% annually commencing on July 2, 2025. As of July 2, 2024, there was $1,802,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period. These awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 6, 2024, or the 2023 Annual Report on Form 10-K.
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
Regulation FD Disclosures
We use any of the following to comply with our disclosure obligations under Regulation FD: SEC filings; press releases; public conference calls; or our website. We routinely post important information on our website at www.silarealtytrust.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. The contents of our website address referenced herein is included in this Quarterly Report on Form 10-Q as a textual reference only and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview
We invest in high quality properties leased to tenants capitalizing on critical and structural economic growth drivers. We are primarily focused on investing in healthcare facilities across the continuum of care, which we believe typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
As of June 30, 2024, we owned 137 real estate properties and two undeveloped land parcels.

Recent Developments
New York Stock Exchange Listing and Reverse Stock Split
On June 13, 2024, our common stock, par value $0.01 per share, or the Common Stock, was listed and began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "SILA", or the Listing. Upon the Listing, all outstanding shares of Class I Common Stock and Class T Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis and authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE.
On April 8, 2024, in anticipation of the Listing, we amended our charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of our Common Stock, $0.01 par value per share, effective May 1, 2024, and we also amended our charter to decrease the par value of each issued and outstanding share of our Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of our Common Stock that may be issued pursuant to our Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, and the maximum number of shares of our Common Stock that may be granted under incentive stock awards under the A&R Incentive Plan, in each case, to reflect the Reverse Stock Split. The number of shares of our Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of our Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of our authorized shares of Common Stock.
Termination of Share Repurchase Program and Distribution Reinvestment Plan
In light of our intention to pursue the Listing, on April 5, 2024, our board of directors, or the Board, approved the suspension of our Amended and Restated Share Repurchase Program, or the SRP, effective immediately, and the termination of the SRP, effective upon the Listing. On April 5, 2024, the Board also approved the termination of our distribution reinvestment plan, or the DRIP, effective May 1, 2024.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, we commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50.0 million. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of our Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding related fees and expenses. We funded the Tender Offer, and will fund all related costs, with our available cash.

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
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties.
To the extent our tenants have also experienced difficulties due to the foregoing economic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. Most of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or consumer price index (CPI) increases.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of June 30, 2024, our real estate properties were 97.5% leased.

Steward Bankruptcy Filing
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at one of our real estate properties, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. Steward is seeking U.S. bankruptcy court approval to reject certain unexpired real property leases. Steward's lease obligations with us have not been included in any legal motions filed to date.
During the three months ended December 31, 2023, due to the ongoing operational and liquidity challenges faced by Steward, we determined the collectability of amounts owed under the contractual terms of Steward's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for Steward to the extent we have received cash. We recorded a write-off of straight-line rent receivables related to Steward of $1,604,000 during the three months ended December 31, 2023, as a reduction in rental revenue, because the amounts were determined to be uncollectible. In addition, we recorded $10,945,000 of impairment losses (including goodwill impairments of $350,000) on the real estate property leased to Steward during the three months ended December 31, 2023. There were no further impairment losses recorded on the real estate property leased to Steward for both the three and six months ended June 30, 2024. Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the bankruptcy court's or other parties' actions or decisions may impact Steward or its future impact to us.
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
During the six months ended June 30, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of our real estate properties pursuant to a first amendment to the second amended and restated master lease, or the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed 10 of our properties from the GenesisCare Master Lease, or the Severed Properties. The seven remaining properties will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, we entered into lease agreements with new tenants at six of the Severed Properties during the six months ended June 30, 2024. We are currently in the process of negotiating a lease with a new tenant at one of the Severed Properties and three of the Severed Properties are currently being marketed for lease or sale. In exchange for the Severed Properties, we received a $2,000,000 severance fee from GenesisCare during the six months ended June 30, 2024, which will be recognized in rental revenues over the remaining GenesisCare Amended Master Lease term.
Due to GenesisCare filing for bankruptcy, we determined the collectability of amounts owed under the contractual terms of GenesisCare's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for GenesisCare to the extent we have received cash. We recorded a write-off of straight-line rent receivables related to GenesisCare of $1,630,000, for both the three and six months ended June 30, 2023, respectively, as a reduction in rental revenue, because the amounts were determined to be uncollectible. GenesisCare continues to make its lease payments due to us in accordance with the GenesisCare Amended Master Lease and made its lease payments throughout its bankruptcy pursuant to the GenesisCare Master Lease.
We recorded impairment losses on certain real estate properties formerly leased to GenesisCare of $418,000, for both the three and six months ended June 30, 2024, respectively, as a result of triggering events. During the three months ended June 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $2,564,000, $2,667,000, and $1,025,000, respectively, as a result of the GenesisCare Amended Master Lease. During the six months ended June 30, 2024, we recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,667,000, and $2,038,000, respectively, as a result of the GenesisCare Amended Master Lease.
We recorded impairment losses on certain real estate properties leased or formerly leased to GenesisCare of $6,364,000 (including goodwill impairments of $1,238,000), for both the three and six months ended June 30, 2023, respectively, as a result of GenesisCare announcing it had filed bankruptcy. In addition, during both the three and six months ended June 30, 2023, we recorded an impairment of in-place lease and above-market lease intangible assets on certain real estate properties formerly leased to GenesisCare of $592,000 and $260,000, respectively. We recorded impairment losses on a real estate property formerly leased to GenesisCare of $3,115,000 for the three months ended December 31, 2023. In addition, during the three months ended December 31, 2023, we recorded an impairment of in-place lease intangible assets on a real estate property formerly leased to GenesisCare of $538,000.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Number of real estate properties (1)	137	132
Leased square feet	5,155,000	5,400,000
Weighted average percentage of rentable square feet leased	97.5%	99.6%

(1)As of June 30, 2024, we owned 137 real estate properties and two undeveloped land parcels. As of June 30, 2023, we owned 132 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate properties acquired	1	1	7	1
Real estate properties disposed	—	—	1	1
Aggregate purchase price of real estate properties acquired (1)	$10,771,000	$9,920,000	$135,689,000	$9,920,000
Net book value of real estate properties disposed	$—	$—	$1,352,000	$12,127,000
Leased square feet of real estate property additions	30,000	25,000	244,000	25,000
Leased square feet of real estate property dispositions	—	—	71,000	139,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three and six months ended June 30, 2024 and 2023. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table allocates total rental revenue for the three months ended June 30, 2024 compared to the comparable period in 2023 (amounts in thousands).

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Same store rental revenue	$36,055	$37,340	$(1,285)	(3.4)%
Same store tenant reimbursements	3,188	2,933	255	8.7%
Non-same store rental revenue	3,756	4,643	(887)	(19.1)%
Non-same store tenant reimbursements	554	48	506	1054.2%
Other operating income	1	1	—	—%
Total rental revenue	$43,554	$44,965	$(1,411)	(3.1)%
•Same store rental revenue decreased primarily due to a $2,407,000 increase in accelerated amortization of above-market lease intangible assets as a result of lease terminations and renewals, a $977,000 decrease due to lease terminations, a $506,000 decrease primarily related to rent recognized on a cash basis as a result of certain tenants with payment uncertainty who were paying their rent in the prior period being compared, and a $230,000 decrease as a result of amended leases with lower rental rates in exchange for longer lease terms, partially offset by a $1,630,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty, a $1,025,000 increase in accelerated amortization of below-market lease intangible liabilities as a result of lease terminations, and a $180,000 increase in annual base rent escalations for leases indexed to CPI.
•Same store tenant reimbursements increased $255,000 primarily due to higher reimbursable operating costs in the current period, which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to a $4,607,000 decrease due to property dispositions since April 1, 2023, partially offset by an increase of $3,720,000 attributable to properties acquired since April 1, 2023.
•Non-same store tenant reimbursements increased $541,000 primarily due to properties acquired since April 1, 2023, partially offset by a $35,000 decrease primarily related to property dispositions since April 1, 2023.
•There were no significant changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Same store rental expenses	$5,118	$4,646	$472	10.2%
Non-same store rental expenses	731	227	504	222.0%
Listing-related expenses	2,924	—	2,924	n/a
General and administrative expenses	5,347	5,547	(200)	(3.6)%
Depreciation and amortization	20,246	18,803	1,443	7.7%
Impairment losses	418	6,364	(5,946)	(93.4)%
Total operating expenses	$34,784	$35,587	$(803)	(2.3)%
•Same store rental expenses increased primarily due to a $245,000 increase in non-reimbursable expenses as a result of lease terminations and a $227,000 increase in expenses, certain of which are subject to reimbursement by our tenants, due to higher operating costs in the current period.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $599,000 increase attributable to properties acquired since April 1, 2023, partially offset by a $95,000 decrease due to property dispositions since April 1, 2023.
•Listing-related expenses of $2,924,000 were recorded during the three months ended June 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to the Listing on June 13, 2024.
•General and administrative expenses decreased primarily due to a $225,000 decrease in personnel costs, and a $186,000 decrease in professional fees related to third-party valuation services for our estimated per share net asset value, partially offset by a $212,000 increase in audit and tax fees.
•Depreciation and amortization increased primarily due to a $1,972,000 increase in accelerated amortization of in-place lease intangible assets as a result of lease terminations, a $1,978,000 increase due to properties acquired since April 1, 2023, partially offset by a $2,027,000 decrease from property dispositions, a $266,000 decrease attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $245,000 decrease related to properties impaired in prior periods.
•Impairment losses were recorded in the aggregate amount of $418,000 during the three months ended June 30, 2024, compared to impairment losses recorded in the aggregate amount of $6,364,000 during the three months ended June 30, 2023, as a result of tenant related triggering events that occurred at certain properties.
Changes in interest and other expenses, net, are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest and other income	$1,051	$141	$910	645.4%
Interest expense	$5,193	$5,664	$(471)	(8.3)%

•Interest and other income increased primarily due to an $861,000 increase in dividend income from investments in money market funds and a $140,000 increase in interest income from cash deposits, partially offset by a decrease of $120,000 in interest income related to a note receivable in the prior period.
•Interest expense decreased primarily due to a $346,000 decrease related to a reduction in the weighted average outstanding principal balance on our credit facility of $41,429,000 and a decrease of $276,000 related to a reduction in the weighted average interest rate on our credit facility, partially offset by a $165,000 increase in amortization of deferred financing costs.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table allocates total rental revenue for the six months ended June 30, 2024 compared to the comparable period in 2023 (amounts in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Same store rental revenue	$75,917	$75,919	$(2)	—%
Same store tenant reimbursements	6,457	5,865	592	10.1%
Non-same store rental revenue	10,690	12,758	(2,068)	(16.2)%
Non-same store tenant reimbursements	1,126	64	1,062	1,659.4%
Other operating income	3	3	—	—%
Total rental revenue	$94,193	$94,609	$(416)	(0.4)%
•Same store rental revenue decreased primarily due to a $2,565,000 increase in accelerated amortization of above-market lease intangible assets as a result of lease terminations and renewals, a $1,139,000 decrease due to lease terminations, a $289,000 decrease as a result of amended leases with lower rental rates in exchange for longer lease terms, and a $107,000 decrease primarily related to rent recognized on a cash basis as a result of tenants with payment uncertainty who were paying their rent in the prior period being compared, partially offset by a $2,038,000 increase in accelerated amortization of below-market lease intangible liabilities, a $1,770,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty, and a $290,000 increase in annual base rent escalations for leases indexed to CPI.
•Same store tenant reimbursements increased $592,000 primarily due to higher operating costs in the current period, which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to a $9,041,000 decrease from properties sold since January 1, 2023, partially offset by a $5,447,000 increase attributable to properties acquired since January 1, 2023 and a $1,109,000 increase related to rent recognized on a cash basis from a tenant at a property that was sold during the six months ended June 30, 2024. In addition, we recognized lease termination income of $4,098,000 during the six months ended June 30, 2024 and $4,000,000 of lease termination income during the six months ended June 30, 2023.
•Non-same store tenant reimbursements increased primarily due to a $1,064,000 increase attributable to properties acquired since January 1, 2023.
•There were no significant changes in other operating income.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Same store rental expenses	$10,062	$9,267	$795	8.6%
Non-same store rental expenses	1,341	456	885	194.1%
Listing-related expenses	2,980	—	2,980	n/a
General and administrative expenses	13,521	11,650	1,871	16.1%
Depreciation and amortization	39,144	37,355	1,789	4.8%
Impairment losses	418	6,708	(6,290)	(93.8)%
Total operating expenses	$67,466	$65,436	$2,030	3.1%
Gain on real estate dispositions	$76	$21	$55	261.9%
•Same store rental expenses increased primarily due to a $362,000 increase in non-reimbursable expenses as a result of lease terminations, and a $433,000 increase in expenses, certain of which are subject to reimbursement by our tenants, due to higher operating costs in the current period.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $1,104,000 increase from properties acquired since January 1, 2023, partially offset by a $219,000 decrease due to properties sold since January 1, 2023.
•Listing-related expenses of $2,980,000 were recorded during the six months ended June 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to the Listing on June 13, 2024.
•General and administrative expenses increased primarily due to a $1,822,000 increase in separation pay primarily related to the departure of our former chief accounting officer and former chief investment officer and a $863,000 increase in stock-based compensation as a result of accelerated awards due to severance, partially offset by a $869,000 decrease in stock-based compensation primarily due to a cumulative catch-up adjustment for changes in our probability assessment for performance-based deferred stock unit awards during the period.
•Depreciation and amortization increased primarily due to a $4,054,000 increase in accelerated amortization of in-place lease intangible assets as a result of lease terminations, a $3,010,000 increase due to properties acquired since January 1, 2023, partially offset by a $4,161,000 decrease from property dispositions, a $598,000 decrease attributable to fully amortized in-place lease intangible assets and tenant improvements and a $578,000 decrease related to properties impaired in prior periods.
•Impairment losses were recorded in the aggregate amount of $418,000 during the six months ended June 30, 2024, compared to impairment losses recorded in the aggregate amount of $6,708,000 during the six months ended June 30, 2023, as a result of tenant related triggering events that occurred at certain properties.
Changes in interest expense and interest and other income are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest and other income	$3,292	$147	$3,145	2,139.5%
Interest expense	$10,487	$11,286	$(799)	(7.1)%
•Interest and other income increased primarily due to a $3,043,000 increase in dividend income from investments in money market funds and a $306,000 increase in interest income from cash deposits, partially offset by $120,000 in interest income recognized on a note receivable in the prior year, and a loss on the sale of a permanent easement of $111,000.
•Interest expense decreased primarily due to a $825,000 decrease related to a reduction in the weighted average outstanding principal balance on our credit facility of $48,652,000 and a decrease of $406,000 related to a reduction in the weighted average interest rate on our credit facility, partially offset by a $228,000 increase in loss on extinguishment of debt and a $204,000 increase in amortization of deferred financing costs.

Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased and may continue to increase, we believe our exposure is limited at this time due to our hedging strategy, which has effectively fixed 100% of our outstanding debt as of June 30, 2024, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments and funding of capital improvements and tenant improvements, distributions to stockholders, share repurchases as a result of the Tender Offer, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months. In addition, we expect that the Listing will enhance our liquidity given that we now have publicly-traded stock. We may issue such publicly-traded stock within the next twelve months, afterwards, or both.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, we expect our principal demands for funds will be for costs to acquire additional real estate properties, interest and principal payments on our credit facility, long-term capital investment demands for our real estate properties and distributions necessary to maintain our REIT status.
We currently expect to meet our long-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility, potential other borrowings and potential equity offerings.
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
Material Cash Requirements
As of June 30, 2024, we had $86,971,000 in cash and cash equivalents. After the expiration of the Tender Offer, we paid $50,000,000 from our available cash to stockholders who tendered shares of Common Stock in the Tender Offer. In addition to the cash we need to conduct our normal business operations, we expect to require $25,447,000 in cash over the next twelve months, of which $22,696,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of June 30, 2024) and $2,751,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of June 30, 2024, we had material obligations beyond twelve months in the amount of $697,795,000, inclusive of $583,453,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of June 30, 2024) and $114,342,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2024, we had $525,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of June 30, 2024, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of June 30, 2024, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of June 30, 2024, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of June 30, 2024, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of June 30, 2024, the Revolving Credit Agreement had no outstanding principal balance.
As of June 30, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into on March 20, 2024, to replace our prior term loan agreement, which was paid off in its entirety upon closing of the 2027 Term Loan Agreement. As of June 30, 2024, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of June 30, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2027 Term Loan Agreement. As of June 30, 2024, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of June 30, 2024. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of June 30, 2024, we had a total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $525,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements of the Unsecured Credit Facility as of June 30, 2024.
On July 24, 2024, we borrowed $20,000,000 on the Revolving Credit Agreement to fund an acquisition. As of July 24, 2024, as a result of the borrowing, we had total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $545,000,000; therefore, $480,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$68,212	$64,206	$4,006
Net cash (used in) provided by investing activities	$(135,355)	$1,359	$(136,714)
Net cash used in financing activities	$(47,905)	$(56,985)	$9,080
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from property acquisitions, annual rent increases, dividend income from investments in money market funds, and the receipt of lease termination income, partially offset by a decrease related to property dispositions and lease terminations.

Investing Activities
Significant investing activities included:
•Investment of $135,681,000 to purchase seven properties in three separate transactions during the six months ended June 30, 2024, compared to an investment of $9,920,000 to purchase one property during the six months ended June 30, 2023.
•Received $1,439,000 from the sale of a property during the six months ended June 30, 2024, compared to receiving $12,241,000 from the sale of a property during the six months ended June 30, 2023.
•Incurred capital expenditures, primarily for tenant improvements, of $863,000 during the six months ended June 30, 2024, compared to incurring $962,000 during the six months ended June 30, 2023.
Financing Activities
Significant financing activities included:
•Payment of $36,785,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the six months ended June 30, 2024, compared to $32,969,000 during the six months ended June 30, 2023.
•Repurchase of $8,482,000 of Common Stock during the six months ended June 30, 2024, compared to $5,994,000 during the six months ended June 30, 2023.
•Payment of $2,577,000 in deferred financing costs as a result of entering into the 2027 Term Loan Agreement during the six months ended June 30, 2024, compared to $12,000 during the six months ended June 30, 2023.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2023:
◦Repayment of $8,000,000 on the Revolving Credit Agreement.
◦Repayment of $10,000,000 on the 2024 Term Loan Agreement with proceeds from a disposition and cash flows from operations.
Distributions to Stockholders
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. The Board must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. We have funded distributions with operating cash flows from our properties and previously through funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.
In light of our intention to pursue the Listing, on April 5, 2024, the Board approved the termination of the DRIP, effective May 1, 2024. All participating DRIP stockholders will continue to receive their full declared distributions, which will be payable in cash as opposed to additional shares of Common Stock and will result in an increase in cash used in financing activities.

The following table shows the sources of distributions paid during the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30,
	2024			2023
Distributions paid in cash - common stockholders	$36,785			$32,969
Distributions reinvested (shares issued)	9,979			12,450
Total distributions	$46,764			$45,419
Source of distributions:
Cash flows provided by operations	$36,785	79%	(1)	$32,969	73%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	9,979	21%	(1)	12,450	27%	(1)
Total sources	$46,764	100%		$45,419	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of June 30, 2024, were $7,663,000 for common stockholders. These distributions were paid on July 15, 2024.
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
We calculate Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact our operating performance on an ongoing basis, items that effect comparability to prior periods and/or items that are not related to our core real estate operations.We consider it to be a useful supplemental measure because it provides investors with additional information to understand our sustainable performance. These include listing-related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases) and loss on extinguishment of debt.
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
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$4,628	$3,855	$19,608	$18,055
Adjustments:
Depreciation and amortization of real estate assets	20,222	18,780	39,097	37,311
Gain on real estate dispositions	—	—	(76)	(21)
Impairment losses	418	6,364	418	6,708
FFO(1)	$25,268	$28,999	$59,047	$62,053
Adjustments:
Listing-related expenses	2,924	—	2,980	—
Severance	—	8	1,863	40
Write-off of straight-line rent receivables related to prior periods	—	1,479	—	1,618
Accelerated stock-based compensation	—	—	863	—
Amortization of above (below) market lease intangibles, including ground leases, net	1,877	546	1,248	831
Loss on extinguishment of debt	—	—	228	—
Core FFO(1)	$30,069	$31,032	$66,229	$64,542
Adjustments:
Deferred rent(2)	333	344	2,721	863
Straight-line rent adjustments	(1,297)	(1,454)	(2,473)	(2,891)
Amortization of deferred financing costs	577	412	1,029	825
Stock-based compensation	1,163	1,251	1,624	2,493
AFFO(1)	$30,845	$31,585	$69,130	$65,832

(1)The six months ended June 30, 2024 and 2023 include $4,098,000 and $4,000,000, respectively, of lease termination fee income received.
(2)The six months ended June 30, 2024 includes a $2,000,000 severance fee received from GenesisCare in exchange for the Severed Properties, and will be recognized in rental revenues over the remaining GenesisCare Amended Master Lease term.
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
As of June 30, 2024, our total principal debt outstanding of $525,000,000 was fixed through 11 interest rate swap agreements, which mature on various dates from December 2024 to January 2028. As of June 30, 2024, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $18,797,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2024, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $23,481,000. As of June 30, 2024, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement asset value of these interest rate swaps to a value of $14,017,000. These interest rate swap agreements were designated as cash flow hedging instruments.
As of June 30, 2024, the weighted average interest rate on our total principal debt outstanding was 3.3%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 20, 2024, we terminated our chief accounting officer and our new chief accounting officer commenced employment on July 1, 2024 (and upon such commencement, our chief financial officer continues to serve as our "principal accounting officer" as used in applicable SEC rules and regulations). This change did not materially affect our internal controls over financial reporting. Taking into account this change, as noted above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024, with the exception of the risk factor discussed below.
Trading in our shares following the Listing could experience substantial volatility, and the trading price of our Common Stock could decline significantly due to actual or anticipated sales of our shares by our shareholders or other factors, which could have a material adverse effect on us.
Because our Common Stock was not previously listed on any national securities exchange and there was limited ability for our stockholders to liquidate their investments, there may be significant pent-up demand by our stockholders seeking liquidity by selling their Common Stock. Therefore, trading in our shares following the Listing could experience substantial volatility. The trading price of our Common Stock could decline significantly due to the sale of substantial amounts of our Common Stock in the public market by our stockholders, or the perception that such sales could occur, or other factors, which could have a material adverse effect on us.
Furthermore, the U.S. stock markets, including the NYSE, on which we have listed our Common Stock, have experienced significant price and volume fluctuations. As a result, the market price of our Common Stock is likely to be similarly volatile, and investors in our Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. A number of additional factors could negatively affect the price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including the risks listed in the “Risk Factor” section of our Annual Report on Form 10-K for the year ended December 31, 2023. We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 6, 2024, we granted our new executive vice president and chief investment officer an award of 16,711 shares of restricted Common Stock, which, subject to the executive vice president and chief investment officer's continuous employment through the applicable vesting date, with certain exceptions, will vest on December 31, 2028.
Additionally, on May 6, 2024, we granted our executive vice president and chief investment officer 9,041 time-based restricted shares of Common Stock, or the Time-Based Award, which, subject to the executive vice president and chief investment officer's continuous employment through the applicable vesting dates, with certain exceptions, will vest 25% annually commencing on January 1, 2025. On May 6, 2024, we also granted our new executive vice president and chief investment officer a performance-based award, or the Performance-Based 2024 Award. The Performance-Based 2024 Award will be measured based on our performance over a three-year performance period ending on December 31, 2026. Subject to the executive vice president and chief investment officer's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2024 Award, if any, will be issued following the performance period end date. The actual value realized by our executive vice president and chief investment officer will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
These awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
The foregoing issuances of these awards were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance on Section 4(a)(2) of the Securities Act as they were issued to a limited number of recipients without a view to distribution and not issued through any general solicitation or advertisement. There were no other sales of unregistered securities during the three months ended June 30, 2024.
During the three months ended June 30, 2024, we fulfilled the following repurchase requests after giving effect to the Reverse Stock Split:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 1, 2024 - April 30, 2024(1)	139,569	$29.92	—	$—
May 1, 2024 - May 31, 2024(2)	660	$29.92	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	140,229		—

(1)Consists of 21,267 shares of Common Stock repurchased to cover payment of withholding taxes in connection with the vesting of restricted stock and 118,302 shares of Common Stock repurchased pursuant to the SRP.
(2)Consists of Common Stock repurchased pursuant to the SRP.
During the three months ended June 30, 2024, we repurchased $4,196,000 in value of shares of Common Stock, comprised of Common Stock previously classified as Class A shares, Class I shares and Class T shares.
In light of the Company’s intention to pursue the Listing, on April 5, 2024, the Board approved the suspension of the SRP, effective immediately, and the termination of the SRP, effective upon the Listing. The Company honored SRP submissions that met the eligibility requirements and were deemed to be in good order through the end of the first quarter ended March 31, 2024. Any share repurchase requests received after March 31, 2024, or those deemed to be not in good order, were not processed and considered canceled in full.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

3.1.2	Articles of Amendment adjusting Par Value (included as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on April 8, 2024, and incorporated herein by reference).

3.1.3*	Articles Supplementary reclassifying unissued stock.

3.1.4*	Articles of Amendment renaming Class A Stock to Common Stock.

3.2
Second Amended and Restated Bylaws of Sila Realty Trust, Inc. (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on June 20, 2023, and incorporated here by reference).

10.1*†	Form of Restricted Stock Award Agreement (Executive Officers).

10.2*†	Form of Restricted Stock Award Agreement (Directors).

10.3*†	Form of Restricted Stock Award Agreement (Non-Directors Non-Executive Officers).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: August 7, 2024	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)