Form 10-Q
period 2024-09-30
Sila Realty Trust, Inc.
filed 2024-11-12
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 7, 2024, there were 55,018,442 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Real estate:
Land	$160,984	$157,821
Buildings and improvements, less accumulated depreciation of $264,224 and $227,156, respectively	1,559,654	1,470,831
Total real estate, net	1,720,638	1,628,652
Cash and cash equivalents	28,606	202,019
Intangible assets, less accumulated amortization of $117,336 and $102,456, respectively	130,982	134,999
Goodwill	17,700	17,700
Right-of-use assets	36,219	36,384
Other assets	73,288	79,825
Total assets	$2,007,433	$2,099,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $3,389 and $1,847, respectively	$521,611	$523,153
Accounts payable and other liabilities	36,734	30,381
Intangible liabilities, less accumulated amortization of $8,446 and $7,417, respectively	7,384	10,452
Lease liabilities	41,229	41,158
Total liabilities	606,958	605,144
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,685,365 and 61,154,404(1) shares issued, respectively; 55,018,442 and 56,983,564(1) shares outstanding, respectively	550	570
Additional paid-in capital	1,997,642	2,044,450
Distributions in excess of accumulated earnings	(603,703)	(567,188)
Accumulated other comprehensive income	5,986	16,603
Total stockholders’ equity	1,400,475	1,494,435
Total liabilities and stockholders’ equity	$2,007,433	$2,099,579

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Rental revenue	$46,118	$48,542	$140,311	$143,151
Expenses:
Rental expenses	5,823	5,005	17,226	14,728
Listing-related expenses	32	—	3,012	—
General and administrative expenses	4,800	4,828	18,321	16,478
Depreciation and amortization	17,865	18,097	57,009	55,452
Impairment and disposition losses	792	—	1,210	6,708
Total operating expenses	29,312	27,930	96,778	93,366
Other (expense) income:
Gain on dispositions of real estate	—	1	76	22
Interest and other income	597	23	3,889	170
Interest expense	(5,468)	(5,653)	(15,955)	(16,939)
Total other (expense) income	(4,871)	(5,629)	(11,990)	(16,747)
Net income attributable to common stockholders	$11,935	$14,983	$31,543	$33,038
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(11,370)	2,315	(10,617)	1,433
Comprehensive income attributable to common stockholders	$565	$17,298	$20,926	$34,471
Weighted average number of common shares outstanding:
Basic(1)	55,571,298	56,859,076	56,634,376	56,748,751
Diluted(1)	56,081,618	57,320,665	57,094,737	57,210,977
Net income per common share attributable to common stockholders:
Basic(1)	$0.21	$0.26	$0.55	$0.58
Diluted(1)	$0.21	$0.26	$0.55	$0.58
Distributions declared per common share(1)	$0.40	$0.40	$1.20	$1.20

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911
Vesting of restricted stock	14,535	—	—	—	—	—
Stock-based compensation	—	—	1,311	—	—	1,311
Repurchase of common stock	(182)	—	(4)	—	—	(4)
Tender offer repurchase of common stock	(2,212,389)	(22)	(52,071)	—	—	(52,093)
Distributions to common stockholders	—	—	—	(22,215)	—	(22,215)
Other comprehensive loss	—	—	—	—	(11,370)	(11,370)
Net income	—	—	—	11,935	—	11,935
Balance, September 30, 2024	55,018,442	$550	$1,997,642	$(603,703)	$5,986	$1,400,475

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting of restricted stock	197,559	—	—	—	—	—
Stock-based compensation	—	2	3,796	—	—	3,798
Other offering costs	—	—	(26)	—	—	(26)
Repurchase of common stock	(283,694)	(3)	(8,483)	—	—	(8,486)
Tender offer repurchase of common stock	(2,212,389)	(22)	(52,071)	—	—	(52,093)
Distributions to common stockholders	—	—	—	(68,058)	—	(68,058)
Other comprehensive loss	—	—	—	—	(10,617)	(10,617)
Net income	—	—	—	31,543	—	31,543
Balance, September 30, 2024	55,018,442	$550	$1,997,642	$(603,703)	$5,986	$1,400,475

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2023	56,785,786	$568	$2,034,814	$(526,627)	$27,108	$1,535,863
Issuance of common stock under the distribution reinvestment plan	191,934	2	6,223	—	—	6,225
Vesting of restricted stock	15,250	—	—	—	—	—
Stock-based compensation	—	—	1,228	—	—	1,228
Repurchase of common stock	(103,970)	(1)	(3,381)	—	—	(3,382)
Distributions to common stockholders	—	—	—	(23,116)	—	(23,116)
Other comprehensive income	—	—	—	—	2,315	2,315
Net income	—	—	—	14,983	—	14,983
Balance, September 30, 2023	56,889,000	$569	$2,038,884	$(534,760)	$29,423	$1,534,116

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	56,563,992	$566	$2,025,873	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	571,163	6	18,669	—	—	18,675
Vesting of restricted stock	40,113	—	—	—	—	—
Stock-based compensation	—	—	3,721	—	—	3,721
Other offering costs	—	—	(6)	—	—	(6)
Repurchase of common stock	(286,268)	(3)	(9,373)	—	—	(9,376)
Distributions to common stockholders	—	—	—	(68,464)	—	(68,464)
Other comprehensive income	—	—	—	—	1,433	1,433
Net income	—	—	—	33,038	—	33,038
Balance, September 30, 2023	56,889,000	$569	$2,038,884	$(534,760)	$29,423	$1,534,116

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$31,543	$33,038
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	57,009	55,452
Amortization of deferred financing costs	1,607	1,240
Amortization of above- and below-market leases, net	978	619
Other amortization expenses	550	598
Gain on dispositions of real estate	(76)	(22)
Loss on extinguishment of debt	228	—
Impairment and disposition losses	1,210	6,708
Straight-line rent adjustments, net of write-offs	(3,767)	(2,490)
Stock-based compensation	3,798	3,721
Changes in operating assets and liabilities:
Accounts payable and other liabilities	5,463	(1,063)
Other assets	(1,276)	40
Net cash provided by operating activities	97,267	97,841
Cash flows from investing activities:
Investments in real estate	(164,044)	(69,821)
Proceeds from real estate dispositions	16,120	12,388
Capital expenditures and other costs	(1,100)	(1,590)
Net cash used in investing activities	(149,024)	(59,023)
Cash flows from financing activities:
Proceeds from credit facility	270,000	50,000
Payments on credit facility	(270,000)	(28,000)
Payments of deferred financing costs	(2,578)	(12)
Repurchase of common stock	(8,486)	(9,376)
Offering costs on issuance of common stock	(61)	(10)
Distributions to common stockholders	(59,217)	(49,774)
Tender offer repurchase of common stock	(51,480)	—
Net cash used in financing activities	(121,822)	(37,172)
Net change in cash, cash equivalents and restricted cash	(173,579)	1,646
Cash, cash equivalents and restricted cash - Beginning of period	202,185	13,083
Cash, cash equivalents and restricted cash - End of period	$28,606	$14,729
Supplemental cash flow disclosure:
Interest paid	$14,509	$15,751
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$9,979	$18,675
Change in accrued distributions to common stockholders	$(1,138)	$15
Change in accrued capital expenditures and other costs	$1,321	$243
Change in accrued acquisition costs related to investments in real estate	$9	$1
Change in accrued costs and fees related to the tender offer	$613	$—
Right-of-use assets obtained in exchange for new lease liabilities	$433	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024
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
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, the Company accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying condensed consolidated financial statements. The Company funded the Tender Offer and related costs and fees with its available cash.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 6, 2024. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of demand deposits at commercial banks. Cash equivalents consist of highly liquid money market funds with original maturities of three months or less at the time of purchase. Restricted cash consists of cash held in an escrow account in accordance with a tenant's lease agreement. Restricted cash is reported in other assets in the accompanying condensed consolidated balance sheets.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning of period:
Cash and cash equivalents	$202,019	$12,917
Restricted cash	166	166
Cash, cash equivalents and restricted cash	$202,185	$13,083

End of period:
Cash and cash equivalents	$28,606	$14,563
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$28,606	$14,729
Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, or ASU 2023-07, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption of ASU 2023-07 is permitted. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements. The Company operates under a single reportable segment and compliance with these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3—Real Estate
Acquisitions
During the nine months ended September 30, 2024, the Company purchased eight real estate properties in four separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; intangible assets, consisting of in-place leases and right-of-use assets; and lease liabilities, based on the relative fair value method of allocating all accumulated costs.
The following table summarizes the cash consideration transferred, including acquisition costs, and the purchase price allocation for acquisitions during the nine months ended September 30, 2024 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred (amount in thousands)
Brownsburg Healthcare Facility	02/26/2024	100%	$39,115
Cave Creek Healthcare Facility	03/20/2024	100%	19,355
Marana Healthcare Facility	03/20/2024	100%	16,156
Surprise Healthcare Facility	03/20/2024	100%	18,602
Tucson Healthcare Facility V	03/20/2024	100%	15,994
Weslaco Healthcare Facility	03/20/2024	100%	15,713
Reading Healthcare Facility	05/21/2024	100%	10,754
Fort Smith Healthcare Facility	07/25/2024	100%	28,364
Total			$164,053

Total
Land	$8,821
Building and improvements	113,365
Tenant improvements	22,194
In-place leases	19,468
Right-of-use assets	638
Total assets acquired	164,486
Lease liabilities	(433)
Total liabilities acquired	(433)
Net assets acquired	$164,053
The Company capitalized acquisition costs of $717,000, which are included in the allocation of the real estate acquisitions presented above.
Dispositions
On September 25, 2024, the Company sold the Fort Myers Healthcare Facility I and the Fort Myers Healthcare Facility II, or the Fort Myers Healthcare Facilities, for a sales price of $15,500,000, generating net proceeds of $14,681,000, excluding real estate tax pro-rations. The Fort Myers Healthcare Facilities were not previously held for sale, and the Company recognized a loss on disposition of $792,000, which represents the cost to sell, and is presented in impairment and disposition losses in the condensed consolidated statements of comprehensive income. The Fort Myers Healthcare Facilities were formerly leased to a tenant that was owned and sponsored by GenesisCare USA, Inc. and its affiliates, or GenesisCare.
On January 31, 2024, the Company sold one property for a sales price of $1,500,000, generating net proceeds of $1,439,000. The Company recognized a gain on sale of $76,000, which is presented in gain on dispositions of real estate in the condensed consolidated statements of comprehensive income. The property was leased to a tenant under the common control of Vibra Healthcare, LLC, or Vibra. The Company was recognizing revenue from Vibra on a cash basis due to payment uncertainty. As a result of the property sale and lease termination, rental revenue from Vibra for the nine months ended September 30, 2024, included $4,098,000 of lease termination income received from the former tenant which is presented in rental revenue in the condensed consolidated statements of comprehensive income, in addition to $902,000 of deferred rent from prior periods.

Investment Risk Concentrations
As of September 30, 2024, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2024.
As of September 30, 2024, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2024. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.7% of rental revenue for the nine months ended September 30, 2024.
Impairment Losses
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability of the asset group by estimating undiscounted future cash flows, including eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset group, an impairment charge will be recorded to the extent that the carrying value exceeds the estimated fair value of the asset group. When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value. The fair values are determined based on the guidance in ASC 820, Fair Value Measurements and Disclosures, or ASC 820.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company's real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with the Company were not included in any motions. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of the Company's real estate properties pursuant to a first amendment to the second amended and restated master lease, or the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed 10 of the Company's properties from the GenesisCare Master Lease, or the Severed Properties. The seven properties remaining under the GenesisCare Amended Master Lease will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, the Company entered into lease agreements with new tenants at six of the Severed Properties during the nine months ended September 30, 2024. The Fort Myers Healthcare Facilities, which were sold on September 25, 2024, represented two of the Severed Properties. The Company is currently in the process of negotiating a lease with a new tenant at one of the Severed Properties. Additionally, on October 24, 2024, the Company entered into a contract for sale with a buyer for one of the Severed Properties. In exchange for the Severed Properties, the Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company will recognize the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the three and nine months ended September 30, 2024, the Company recognized $57,000 and $117,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2024, the Company recorded impairment losses on real estate of $418,000 attributable to the Fort Myers Healthcare Facilities, following a reduction in the expected sales price that occurred during the three months ended June 30, 2024. The fair value of the Fort Myers Healthcare Facilities was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land and buildings and improvements. Additionally, during the three and nine months ended September 30, 2024, the Company recognized a $792,000 loss on disposition from the Fort Myers Healthcare Facilities related to costs to sell.
During the nine months ended September 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,667,000, and $2,038,000, respectively, as a result of the GenesisCare Amended Master Lease.
During the nine months ended September 30, 2023, the Company recorded impairment losses on real estate of $6,364,000 (including goodwill impairments of $1,238,000) as a result of GenesisCare announcing it had filed bankruptcy. In addition, during the nine months ended September 30, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets on certain real estate properties formerly leased to GenesisCare of $592,000 and $260,000, respectively. The fair value of the real estate assets, which included the Fort Myers Healthcare Facilities, was measured based on third-party purchase offers for the assets and resides within Level 2 of the fair value hierarchy. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets.
Other Impairment Losses and Accelerated Amortization of Intangible Assets
In addition to the impairments and accelerated amortization of intangible assets disclosed above, the Company recorded the following additional impairments and accelerated amortization of intangible assets. During the nine months ended September 30, 2024, the Company recorded accelerated amortization of above-market lease intangible assets of $158,000, as a result of lease amendments. During the nine months ended September 30, 2023, the Company recorded goodwill impairment losses on real estate of $344,000, as a result of a lease termination at a multi-tenant property.
Impairment losses on real estate, goodwill impairments and disposition losses, if any, are recorded as impairment and disposition losses in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of in-place leases are included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of above-market leases are recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income. Impairments and accelerated amortization of below-market leases are recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2024	December 31, 2023
In-place leases, net of accumulated amortization of $109,958 and $95,325, respectively (with a weighted average remaining life of 7.5 years and 7.8 years, respectively)	$125,216	$125,188
Above-market leases, net of accumulated amortization of $7,378 and $7,131, respectively (with a weighted average remaining life of 6.0 years and 6.7 years, respectively)	5,766	9,811
	$130,982	$134,999
The aggregate weighted average remaining life of the intangible assets was 7.4 years and 7.7 years as of September 30, 2024 and December 31, 2023, respectively.
Amortization of intangible assets was $5,266,000 and $5,424,000 for the three months ended September 30, 2024 and 2023, respectively, and $23,338,000 and $17,630,000 for the nine months ended September 30, 2024 and 2023, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2024	December 31, 2023
Below-market leases, net of accumulated amortization of $8,446 and $7,417, respectively (with a weighted average remaining life of 6.3 years and 7.4 years, respectively)	$7,384	$10,452
Amortization of below-market leases was $315,000 and $373,000 for the three months ended September 30, 2024 and 2023, respectively, and $3,068,000 and $1,120,000 for the nine months ended September 30, 2024 and 2023, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

September 30, 2024(1)
Period ending December 31, 2024	$41,341
2025	165,579
2026	162,301
2027	159,053
2028	154,680
Thereafter	837,475
Total	$1,520,429

(1)The table includes payments from tenants who have been moved to the cash basis of accounting for revenue recognition purposes that have continued to make rental payments as of September 30, 2024.
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
As of September 30, 2024, the Company's weighted average IBR for its operating leases was 5.5%. The weighted average remaining lease term for the Company's operating leases was 35.7 years as of September 30, 2024.
The future rent payments, discounted by the Company's IBRs, under non-cancellable operating leases in effect as of September 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

September 30, 2024
Period ending December 31, 2024	$685
2025	2,791
2026	2,739
2027	2,705
2028	2,716
Thereafter	106,039
Total undiscounted rental payments	117,675
Less imputed interest	(76,446)
Total lease liabilities	$41,229

The following table provides details of the Company's total lease costs for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2024	2023	2024	2023
Operating lease costs:
Ground lease costs (1)	Rental expenses	$690	$682	$2,053	$2,045
Corporate operating lease costs	General and administrative expenses	185	175	561	551

Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$205	$166	$624	$564
Right-of-use assets obtained in exchange for new lease liabilities		$405	$—	$433	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.
Note 7—Other Assets
Other assets consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $2,720 and $1,917, respectively	$1,471	$2,271
Leasing commissions, net of accumulated amortization of $263 and $191, respectively	1,796	593
Restricted cash	—	166
Tenant receivables	3,140	2,398
Straight-line rent receivable	56,730	53,248
Prepaid and other assets	3,412	4,089
Derivative assets - interest rate swaps	6,739	17,060
	$73,288	$79,825
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$7,154	$3,906
Accrued interest expense	1,340	1,714
Accrued property taxes	3,817	3,687
Accrued personnel costs	4,180	4,425
Distributions payable to stockholders	7,383	7,782
Performance DSUs distributions payable	401	1,140
Tenant deposits	1,789	877
Deferred rental income	9,917	6,393
Derivative liabilities - interest rate swaps	753	457
	$36,734	$30,381

Note 9—Credit Facility
The Company's outstanding credit facility as of September 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate(1)	September 30, 2024	December 31, 2023
2026 Variable rate revolving line of credit	—%	$—	$—
2024 Variable rate term loan fixed through interest rate swaps	—%	—	250,000
2027 Variable rate term loan fixed through interest rate swaps(2)	2.28%	250,000	—
2028 Variable rate term loan fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total credit facility, principal amount outstanding	3.28%	525,000	525,000
Unamortized deferred financing costs related to credit facility term loans		(3,389)	(1,847)
Total credit facility, net of deferred financing costs		$521,611	$523,153

(1)Weighted average contractual rate is as of September 30, 2024.
(2)Fixed through five interest rate swaps that mature on December 31, 2024.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.
Significant activities regarding the credit facility during the nine months ended September 30, 2024 include:
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
•In connection with the pay-off of our prior term loan agreement and entering into the 2027 Term Loan Agreement, the Company recognized a loss on extinguishment of debt of $228,000 during the nine months ended September 30, 2024. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
•On July 24, 2024, the Company borrowed $20,000,000 on its revolving line of credit to fund an acquisition.
•On September 10, 2024, the Company paid down $5,000,000 on its revolving line of credit with cash flows from operations.
•On September 30, 2024, the Company paid down $15,000,000 on its revolving line of credit with proceeds from dispositions.
The principal payments due on the credit facility as of September 30, 2024, for the period ending December 31, 2024, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

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
Credit facility—The outstanding principal of the credit facility was $525,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of September 30, 2024 and December 31, 2023, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$6,739	$—	$6,739
Total assets at fair value	$—	$6,739	$—	$6,739
Liabilities:
Derivative liabilities - interest rate swaps	$—	$753	$—	$753
Total liabilities at fair value	$—	$753	$—	$753

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$17,060	$—	$17,060
Total assets at fair value	$—	$17,060	$—	$17,060
Liabilities:
Derivative liabilities - interest rate swaps	$—	$457	$—	$457
Total liabilities at fair value	$—	$457	$—	$457
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.

Real Estate Assets— As of September 30, 2024, there were no real estate assets measured at fair value on a non-recurring basis. As of June 30, 2024, two real estate assets were measured at an aggregate fair value of $15,500,000 and resulted in the recognition of an impairment loss of $418,000 for the nine months ended September 30, 2024. The fair value was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy. The two real estate assets were sold during the three months ended September 30, 2024.
As of December 31, 2023, six real estate assets were measured at an aggregate fair value of $37,600,000 and resulted in the recognition of an impairment loss of $20,758,000 for the year ended December 31, 2023. The fair value of three real estate assets of $21,400,000 were measured based on third-party purchase offers for the assets, which reside within Level 2 of the fair value hierarchy, and were sold in 2024. The fair value of three real estate assets of $16,200,000 were measured using a direct capitalization method or comparable sales information, which reside within Level 3 of the fair value hierarchy.
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $4,889,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	September 30, 2024			December 31, 2023
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	0.93%	05/01/2022 to 05/02/2022	12/31/2024	$250,000	$2,307	$—	$250,000	$9,172	$—
Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	1/31/2028	275,000	4,432	(753)	275,000	7,888	(457)
				$525,000	$6,739	$(753)	$525,000	$17,060	$(457)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive (Loss) Income on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2024
Interest rate swaps	$(6,843)	Interest expense	$4,527	$(5,468)
Three Months Ended September 30, 2023
Interest rate swaps	$6,780	Interest expense	$4,465	$(5,653)
Nine Months Ended September 30, 2024
Interest rate swaps	$2,943	Interest expense	$13,560	$(15,955)
Nine Months Ended September 30, 2023
Interest rate swaps	$13,550	Interest expense	$12,117	$(16,939)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of both September 30, 2024 and December 31, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both September 30, 2024 and December 31, 2023, there were no termination events or events of default related to the interest rate swaps.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2024 and December 31, 2023 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2024	$6,739	$—	$6,739	$(753)	$—	$5,986
December 31, 2023	$17,060	$—	$17,060	$(457)	$—	$16,603

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2024	$753	$—	$753	$(753)	$—	$—
December 31, 2023	$457	$—	$457	$(457)	$—	$—

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
Distributions Payable
As of September 30, 2024, the Company had distributions payable of $7,383,000, which were paid in cash on October 15, 2024.
On April 5, 2024, the board of directors, or the Board, approved the termination of the distribution reinvestment plan, effective May 1, 2024.
Share Repurchases
During the nine months ended September 30, 2024, the Company repurchased 283,694 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (246,206 Class A shares, 7,574 Class I shares and 29,914 Class T shares), for an aggregate purchase price of $8,486,000 (an average of $29.92 per share). Additionally, during the nine months ended September 30, 2024, the Company purchased 2,212,389 shares of Common Stock as a result of the Tender Offer described below. During the nine months ended September 30, 2023, the Company repurchased 286,268 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (219,965 Class A shares, 25,643 Class I shares and 40,660 Class T shares), for an aggregate purchase price of $9,376,000 (an average of $32.75 per share).
Share Repurchase Program
On August 16, 2024, the Company's Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of the Company's outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended September 30, 2024. Therefore, as of September 30, 2024, up to $25,000,000 of the Company's Common Stock remained available for repurchase under the Share Repurchase Program.
Terminated Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or the Terminated SRP, allowed for repurchases of shares of the Company’s Common Stock upon meeting certain criteria. On April 5, 2024, the Board approved the suspension of the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Listing.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced the Tender Offer to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, the Company accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying condensed financial statements. The Company funded the Tender Offer and related costs and fees with its available cash.

Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2023	$16,603
Other comprehensive income before reclassification	2,943
Amount of income reclassified from accumulated other comprehensive income to net income	(13,560)
Other comprehensive loss	(10,617)
Balance as of September 30, 2024	$5,986

Unrealized Income on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	13,550
Amount of income reclassified from accumulated other comprehensive income to net income	(12,117)
Other comprehensive income	1,433
Balance as of September 30, 2023	$29,423
The following table presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2024	2023
Interest rate swap contracts	$(13,560)	$(12,117)	Interest expense

Note 13—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company's Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include non-vested shares of restricted Common Stock and performance-based deferred stock unit awards, or Performance DSUs. The non-vested shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are also entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria is achieved and the Performance DSUs vest.
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings:
Net income attributable to common stockholders	$11,935	$14,983	$31,543	$33,038
Less: Income allocated to participating securities	(80)	(74)	(171)	(163)
Net income used in basic earnings per share	11,855	14,909	31,372	32,875
Add back: Income allocated to participating securities	80	74	171	163
Net income used in diluted earnings per share	$11,935	$14,983	$31,543	$33,038

Weighted Average Shares:
Basic weighted average number of common shares outstanding(1)	55,571,298	56,859,076	56,634,376	56,748,751
Dilutive effect of weighted average shares of non-vested restricted common stock(1)	373,047	280,369	308,968	281,006
Dilutive effect of weighted average shares of Performance DSUs(1)	137,273	181,220	151,393	181,220
Diluted weighted average number of common shares outstanding(1)	56,081,618	57,320,665	57,094,737	57,210,977

Net income per share attributable to common stockholders:
Basic(1)	$0.21	$0.26	$0.55	$0.58
Diluted(1)	$0.21	$0.26	$0.55	$0.58

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
During the three months ended September 30, 2024, the Company granted its employees, excluding its executive officers, an aggregate of 89,373 time-based vesting restricted shares of Common Stock, which, subject to each employee's continuous employment through the applicable vesting dates, will vest 25% annually, commencing on July 2, 2025. As of September 30, 2024, there was $1,646,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period. These awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement.
Additionally, during the three months ended September 30, 2024, the Company granted an aggregate of 24,245 shares of restricted Common Stock to our five independent directors in connection with their annual compensation. Each independent director received 4,849 shares of restricted Common Stock that will vest on July 2, 2025. These awards were granted under and subject to the terms of our Amended and Restated 2014 Restricted Share Plan and an award agreement.
The Company recognized accelerated stock-based compensation expense of $12,000 for the three months ended September 30, 2024. The Company recognized accelerated stock-based compensation expense of $875,000 for the nine months ended September 30, 2024, primarily as a result of the acceleration of awards pursuant to severance agreements with two departed executive officers. The Company recognized total stock-based compensation expense of $1,311,000 and $1,228,000, respectively, for the three months ended September 30, 2024 and 2023, and $3,798,000 and $3,721,000, respectively, for the nine months ended September 30, 2024 and 2023. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
Note 15—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2024, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid to Stockholders
On October 15, 2024, the Company paid cash distributions of $7,383,000 to the Company's stockholders of record as of the close of business on September 30, 2024.
Distributions Authorized
On October 18, 2024, the Board approved and authorized a distribution payable on November 15, 2024, to the Company's stockholders of record as of the close of business on October 31, 2024. The distribution will be equal to $0.1333 per share of Common Stock, representing an annualized amount of $1.60 per share.
Change in Distribution Frequency
On October 18, 2024, the Board approved a change in the frequency of the Company's distributions to its stockholders from monthly distributions to quarterly distributions, effective in 2025, with the first quarterly distribution to be paid in the Company's first fiscal quarter of 2025. Accordingly, the Company expects to announce the amount, record date, and payment date of any such distributions at a later date.
Mezzanine Loans
On November 5, 2024, the Company entered into two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029. The Mezzanine Loans include purchase options for the Company for both the inpatient rehabilitation facility and the behavioral healthcare facility upon completion of construction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 6, 2024, or the 2023 Annual Report on Form 10-K, and the risk factors described under section Item 1A. "Risk Factors" of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on August 7, 2024, or the Q2 2024 Form 10-Q.
The terms “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, expected interest rates and interest rate hedging, term loan requirements, our share repurchases, our acquisitions and dispositions, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K and Part II, Item 1A. of our Q2 2024 Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
As of September 30, 2024, we owned 136 real estate properties and two undeveloped land parcels.
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
Share Repurchase Program
On August 16, 2024, our board of directors, or the Board, authorized a share repurchase program of up to the lesser of 1,500,000 shares of our outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. We did not repurchase any shares under the Share Repurchase Program during the three months ended September 30, 2024. Therefore, as of September 30, 2024, up to $25,000,000 of our Common Stock remained available for repurchase under the Share Repurchase Program.
Termination of Share Repurchase Program and Distribution Reinvestment Plan
In light of our intention to pursue the Listing, on April 5, 2024, the Board approved the suspension of our Amended and Restated Share Repurchase Program, or the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Listing. On April 5, 2024, the Board also approved the termination of our distribution reinvestment plan, or the DRIP, effective May 1, 2024.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, we commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying condensed consolidated financial statements. We funded the Tender Offer and related costs and fees with our available cash.

Critical Accounting Estimates
Our critical accounting estimates are disclosed in our 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
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
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. Though these higher interest rates have begun to decline in September 2024, and there are signs that the limitations on the availability of capital are moderating, there can be no assurances that this will continue to be the case. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties.
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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of September 30, 2024, our real estate properties were 95.5% leased.

Steward Bankruptcy Filing
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. During the nine months ended September 30, 2024, we received $1,392,000 of contractual base rent from Steward, which represents monthly contractual base rent, except for April and May for which Steward did not pay, and prorated rent through September 19, 2024, when the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease.
On August 12, 2024, we entered into a contract for sale with a buyer for the Stoughton Healthcare Facility; however, the buyer terminated the contract on November 4, 2024. We intend to market the property for sale or lease.
During the three months ended December 31, 2023, due to the ongoing operational and liquidity challenges faced by Steward, we determined the collectability of amounts owed under the contractual terms of Steward's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for Steward to the extent we have received cash. We recorded a write-off of straight-line rent receivables related to Steward of $1,604,000 during the three months ended December 31, 2023, as a reduction in rental revenue, because the amounts were determined to be uncollectible. In addition, we recorded $10,945,000 of impairment losses (including goodwill impairments of $350,000) on the real estate property leased to Steward during the three months ended December 31, 2023. There were no further impairment losses recorded on the real estate property leased to Steward for both the three and nine months ended September 30, 2024.
GenesisCare Bankruptcy Filing
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare USA, Inc. and its affiliates, or GenesisCare, the sponsor and owner of the tenant in certain of our real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us were not included in any motions. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of our real estate properties pursuant to a first amendment to the second amended and restated master lease, or the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed 10 of our properties from the GenesisCare Master Lease, or the Severed Properties. The seven properties remaining under the GenesisCare Amended Master Lease will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, we entered into lease agreements with new tenants at six of the Severed Properties during the nine months ended September 30, 2024. The Fort Myers Healthcare Facilities, which were sold on September 25, 2024 for a sales price of $15,500,000, generating net proceeds of $14,681,000, excluding real estate tax pro-rations, represented two of the Severed Properties. The Company is currently in the process of negotiating a lease with a new tenant at one of the Severed Properties. Additionally, on October 24, 2024, we entered into a contract for sale with a buyer for one of the Severed Properties. In exchange for the Severed Properties, we received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. We will recognize the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the three and nine months ended September 30, 2024, the Company recognized $57,000 and $117,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
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
We recorded impairment losses of $418,000, for the nine months ended September 30, 2024, attributable to the Fort Myers Healthcare Facilities, following a reduction in the expected sales price that occurred during the three months ended June 30, 2024. During the three and nine months ended September 30, 2024, we recognized a loss on disposition of $792,000, which is presented in impairment and disposition losses in the condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2024, we recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,667,000, and $2,038,000, respectively, as a result of the GenesisCare Amended Master Lease.
We recorded a write-off of straight-line rent receivables related to GenesisCare of $1,630,000, for the nine months ended September 30, 2023, as a reduction in rental revenue, because the amounts were determined to be uncollectible. We recorded impairment losses on certain real estate properties leased or formerly leased to GenesisCare of $6,364,000 (including goodwill impairments of $1,238,000), for the nine months ended September 30, 2023 as a result of GenesisCare announcing it had filed bankruptcy. In addition, during the nine months ended September 30, 2023, we recorded an impairment of in-place lease and above-market lease intangible assets on certain real estate properties formerly leased to GenesisCare of $592,000 and $260,000, respectively. We recorded impairment losses on a real estate property formerly leased to GenesisCare of $3,115,000 for the three months ended December 31, 2023. In addition, during the three months ended December 31, 2023, we recorded an impairment of in-place lease intangible assets on a real estate property formerly leased to GenesisCare of $538,000.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Number of real estate properties (1)	136	132
Leased square feet	5,033,000	5,456,000
Weighted average percentage of rentable square feet leased	95.5%	99.4%

(1)As of September 30, 2024, we owned 136 real estate properties and two undeveloped land parcels. As of September 30, 2023, we owned 132 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate properties acquired	1	1	8	2
Real estate properties disposed	2	1	3	2
Aggregate purchase price of real estate properties acquired (1)	$28,364,000	$59,902,000	$164,053,000	$69,822,000
Net book value of real estate properties disposed	$15,424,000	$245,000	$16,776,000	$12,362,000
Leased square feet of real estate property additions	63,000	105,000	307,000	130,000
Leased square feet of real estate property dispositions (2)	—	38,000	71,000	177,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
(2)The Fort Myers Healthcare Facilities were vacant upon disposition on September 25, 2024.

This section describes and compares our results of operations for the three and nine months ended September 30, 2024 and 2023. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table allocates total rental revenue for the three months ended September 30, 2024 compared to the comparable period in 2023 (amounts in thousands).

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Same store rental revenue	$38,469	$38,677	$(208)	(0.5)%
Same store tenant reimbursements	3,187	3,202	(15)	(0.5)%
Non-same store rental revenue	4,095	6,589	(2,494)	(37.9)%
Non-same store tenant reimbursements	366	73	293	401.4%
Other operating income	1	1	—	—%
Total rental revenue	$46,118	$48,542	$(2,424)	(5.0)%
•Same store rental revenue decreased primarily due to a $445,000 decrease resulting from lease terminations with Steward and GenesisCare leases, a $151,000 decrease as a result of amended leases with lower rental rates in exchange for longer lease terms, and a $139,000 decrease as a result of entering into lease agreements with new tenants at two of the Severed Properties for lower rental rates, partially offset by a $208,000 increase in rent recognized on a cash basis as a result of two tenants with payment uncertainty who were paying less rent in the prior period being compared, a $138,000 increase as a result of other new leasing activity, a $124,000 increase in annual base rent escalations for leases indexed to CPI, and a $57,000 increase attributable to the amortization of the GenesisCare Severance Fee.
•Same store tenant reimbursements decreased primarily due to a $218,000 decrease in reimbursable property taxes due to favorable property tax assessments, partially offset by a $159,000 increase in reimbursable common area maintenance and insurance costs, and a $44,000 increase in tenant reimbursements recognized on a cash basis as a result of two tenants with payment uncertainty who were paying less rent in the prior period being compared.
•Non-same store rental revenue decreased primarily due to a $5,042,000 decrease attributable to property dispositions since July 1, 2023, and $1,650,000 of lease termination income received in the prior period being compared, partially offset by an increase of $4,052,000 attributable to properties acquired since July 1, 2023, and a $146,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty attributable to a disposed property.
•Non-same store tenant reimbursements increased primarily due to a $343,000 increase attributable to properties acquired since July 1, 2023, partially offset by a $50,000 decrease attributable to property dispositions since July 1, 2023.
•There were no significant changes in other operating income.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Same store rental expenses	$5,208	$4,714	$494	10.5%
Non-same store rental expenses	615	291	324	111.3%
Listing-related expenses	32	—	32	n/a
General and administrative expenses	4,800	4,828	(28)	(0.6)%
Depreciation and amortization	17,865	18,097	(232)	(1.3)%
Impairment and disposition losses	792	—	792	n/a
Total operating expenses	$29,312	$27,930	$1,382	4.9%
•Same store rental expenses increased primarily due to a $380,000 increase in non-reimbursable operating costs as a result of lease terminations with Steward and GenesisCare, a $159,000 increase in reimbursable common area maintenance and insurance costs, and a $173,000 increase in other non-reimbursable operating costs, partially offset by a $218,000 decrease in reimbursable property taxes due to favorable property tax assessments.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $426,000 increase attributable to properties acquired since July 1, 2023, partially offset by a $61,000 decrease attributable to property dispositions since July 1, 2023, and a $41,000 decrease in property taxes for undeveloped land parcels.
•Listing-related expenses of $32,000 were recorded during the three months ended September 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to the Listing on June 13, 2024.
•General and administrative expenses decreased primarily due to a $212,000 decrease in other costs primarily attributable to custodial fees as a result of the Listing, a $145,000 decrease in reporting costs primarily attributable to reduced transfer agent fees as a result of the Listing, a $36,000 decrease in directors and officers insurance expense and a $14,000 decrease in legal fees, partially offset by a $210,000 increase in personnel costs, a $86,000 increase in audit and tax fees, a $71,000 increase in stock-based compensation expense, and a $12,000 increase in accelerated stock-based compensation expense.
•Depreciation and amortization decreased primarily due to a $2,082,000 decrease attributable to property dispositions, a $218,000 decrease related to properties impaired in prior periods, and a $58,000 decrease attributable to fully amortized in-place lease intangible assets and tenant improvements, partially offset by a $2,096,000 increase primarily related to properties acquired since July 1, 2023, and a $30,000 increase related to assets placed in service since July 1, 2023.
•On September 25, 2024, we sold the Fort Myers Healthcare Facilities, for a sales price of $15,500,000, resulting in a loss on disposition of $792,000.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gain on dispositions of real estate	$—	$1	$(1)	n/a
Interest and other income	597	23	574	2495.7%
Interest expense	(5,468)	(5,653)	185	(3.3)%
Total other (expense) income	$(4,871)	$(5,629)	$758	(13.5)%
•On September 29, 2023, we sold one property for a sales price of $250,000, resulting in a gain on disposition of $1,000.
•Interest and other income increased primarily due to increases in dividend income from money market funds and interest income from cash deposits.
•Interest expense decreased primarily due to a $164,000 decrease related to a reduction in the weighted average outstanding principal balance on our credit facility of $20,054,000 and a decrease of $184,000 related to a reduction in the weighted average interest rate on our credit facility, partially offset by a $163,000 increase in amortization of deferred financing costs.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table allocates total rental revenue for the nine months ended September 30, 2024 compared to the comparable period in 2023 (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Same store rental revenue	$115,768	$114,016	$1,752	1.5%
Same store tenant reimbursements	9,482	9,010	472	5.2%
Non-same store rental revenue	13,403	19,926	(6,523)	(32.7)%
Non-same store tenant reimbursements	1,654	194	1,460	752.6%
Other operating income	4	5	(1)	(20.0)%
Total rental revenue	$140,311	$143,151	$(2,840)	(2.0)%
•Same store rental revenue increased primarily due to a $1,387,000 increase in accelerated amortization of below-market lease intangible liabilities related to properties formerly leased to GenesisCare, a $1,369,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty primarily related to GenesisCare, a $451,000 increase in rent recognized on cash basis as a result of two tenants with payment uncertainty who were paying less rent in the prior period being compared, a $359,000 increase in annual base rent escalations for leases indexed to CPI, a $276,000 increase as a result of other new leasing activity, and a $117,000 increase attributable to the amortization of the GenesisCare Severance Fee, partially offset by a $1,328,000 decrease resulting from lease terminations with Steward and GenesisCare, a $378,000 decrease primarily as a result of amended leases with lower rental rates in exchange for longer lease terms, a $343,000 decrease as a result of entering into lease agreements with new tenants at two of the Severed Properties for lower rental rates, and a $158,000 increase in accelerated amortization of above-market lease intangible assets as a result of lease amendments.
•Same store tenant reimbursements increased primarily due to a $366,000 increase in reimbursable common area maintenance and insurance costs, a $72,000 increase in tenant reimbursements recognized on a cash basis as a result of two tenants with payment uncertainty who were paying less rent in the prior period being compared, and a $34,000 increase in reimbursable property taxes.
•Non-same store rental revenue decreased primarily due to a $13,581,000 decrease from properties sold since January 1, 2023, a $2,407,000 increase in accelerated amortization of above-market lease intangibles related to properties formerly leased to GenesisCare, partially offset by a $9,500,000 increase attributable to properties acquired since January 1, 2023, a $866,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty primarily related to GenesisCare, and a $651,000 increase in accelerated amortization of below-market lease intangible liabilities related to properties formerly leased to GenesisCare. In addition, we recognized lease termination income of $4,098,000 during the nine months ended September 30, 2024 and $5,650,000 of lease termination income during the nine months ended September 30, 2023.
•Non-same store tenant reimbursements increased primarily due to properties acquired since January 1, 2023.
•There were no significant changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Same store rental expenses	$15,052	$13,887	$1,165	8.4%
Non-same store rental expenses	2,174	841	1,333	158.5%
Listing-related expenses	3,012	—	3,012	n/a
General and administrative expenses	18,321	16,478	1,843	11.2%
Depreciation and amortization	57,009	55,452	1,557	2.8%
Impairment and disposition losses	1,210	6,708	(5,498)	(82.0)%
Total operating expenses	$96,778	$93,366	$3,412	3.7%
•Same store rental expenses increased primarily due to a $729,000 increase in non-reimbursable operating costs as a result of lease terminations with Steward and GenesisCare, a $366,000 increase in reimbursable common area maintenance and insurance costs, a $36,000 increase in other non-reimbursable operating costs, and a $34,000 increase in reimbursable property taxes.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $1,529,000 increase from properties acquired since January 1, 2023, partially offset by a $168,000 decrease due to properties sold since January 1, 2023, and a $28,000 decrease in property taxes for undeveloped land parcels.
•Listing-related expenses of $3,012,000 were recorded during the nine months ended September 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to the Listing on June 13, 2024.
•General and administrative expenses increased primarily due to a $2,128,000 increase in personnel costs primarily attributable to separation pay resulting from the departure of our former chief accounting officer and former chief investment officer, a $875,000 increase in stock-based compensation as a result of accelerated awards due to severance, and a $220,000 increase in audit and tax fees, partially offset by a $798,000 decrease in stock-based compensation primarily due to a cumulative catch-up adjustment for changes in our probability assessment for performance-based deferred stock unit awards during the period, a $147,000 decrease in professional fees related to third-party valuation services for our estimated per share net asset value, a $131,000 decrease in reporting costs primarily attributable to reduced transfer agent fees as a result of the Listing, a $126,000 decrease in directors and officers insurance expense, a $114,000 decrease in legal fees, and a $64,000 decrease in other costs primarily attributable to custodial fees as a result of the Listing.
•Depreciation and amortization increased primarily due to a $4,054,000 increase in accelerated amortization of in-place lease intangible assets related to properties formerly leased to GenesisCare, a $5,105,000 increase due to properties acquired since January 1, 2023, and a $92,000 increase due to assets placed in service since January 1, 2023, partially offset by a $6,265,000 decrease from property dispositions, a $812,000 decrease attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $617,000 decrease related to properties impaired in prior periods.
•Impairment and disposition losses were recorded in the aggregate amount of $1,210,000 during the nine months ended September 30, 2024, attributable to the disposition of the Fort Myers Healthcare Facilities. We recorded impairment losses on real estate of $418,000 attributable to the disposition of the Fort Myers Healthcare Facilities, following a reduction in the expected sales price that occurred during the three months ended June 30, 2024. On September 25, 2024, we sold the Fort Myers Healthcare Facilities, for a sales price of $15,500,000, resulting in a disposition loss of $792,000. Impairment and disposition losses were recorded in the aggregate amount of $6,364,000 during the nine months ended September 30, 2023, as a result of triggering events at properties leased or formerly leased to GenesisCare. In addition, during the nine months ended September 30, 2023, we recorded goodwill impairment losses on real estate of $344,000, as a result of a lease termination at a multi-tenant property.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Gain on dispositions of real estate	$76	$22	$54	245.5%
Interest and other income	3,889	170	3,719	2,187.6%
Interest expense	(15,955)	(16,939)	984	(5.8)%
Total other (expense) income	$(11,990)	$(16,747)	$4,757	(28.4)%
•During the nine months ended September 30, 2024, we recognized a gain on disposition on one real estate property. On January 31, 2024, we sold one property for a sales price of $1,500,000, resulting in a gain on sale of $76,000. During the nine months ended September 30, 2023, we recognized a gain on disposition on two real estate properties. On September 29, 2023, we sold one property for a sales price of $250,000, resulting in a gain on sale of $1,000. On March 31, 2023, we sold one property for a sales price of $12,500,000, resulting in a gain on sale of $21,000.
•Interest and other income increased primarily due to increases in dividend income from money market funds.
•Interest expense decreased primarily due to a $991,000 decrease related to a reduction in the weighted average outstanding principal balance on our credit facility of $39,031,000 and a decrease of $588,000 related to a reduction in the weighted average interest rate on our credit facility, partially offset by a $367,000 increase in amortization of deferred financing costs and a $228,000 increase in loss on extinguishment of debt.

Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt have increased in recent years but have declined some due to the recent interest rate cuts by the Federal Reserve, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 100% of our outstanding debt as of September 30, 2024, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments, including mezzanine loans, and funding of capital improvements and tenant improvements, distributions to and stock repurchases from stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings.
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months. In addition, we expect that the Listing will enhance our liquidity given that we now have publicly-traded stock. We may issue such publicly-traded stock within the next twelve months, afterwards, or both to raise funds to meet our liquidity needs.
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
Material Cash Requirements
As of September 30, 2024, we had $28,606,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require $27,978,000 in cash over the next twelve months, of which $25,201,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2024) and $2,777,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates.
As of September 30, 2024, we had material obligations beyond twelve months in the amount of $690,830,000, inclusive of $575,932,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2024) and $114,898,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2024, we had $525,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of September 30, 2024, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.

As of September 30, 2024, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of September 30, 2024, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of September 30, 2024, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of September 30, 2024, the Revolving Credit Agreement had no outstanding principal balance.
As of September 30, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into on March 20, 2024, to replace our prior term loan agreement, which was paid off in its entirety upon closing of the 2027 Term Loan Agreement. As of September 30, 2024, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of September 30, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our Revolving Credit Agreement and 2027 Term Loan Agreement. As of September 30, 2024, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of September 30, 2024. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of September 30, 2024, we had a total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $525,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements of the Unsecured Credit Facility as of September 30, 2024.
Cash Flows
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$97,267	$97,841	$(574)
Net cash used in investing activities	$(149,024)	$(59,023)	$(90,001)
Net cash used in financing activities	$(121,822)	$(37,172)	$(84,650)
Operating Activities
•Net cash provided by operating activities decreased primarily due to property dispositions, vacancies, and lease terminations with Steward and GenesisCare, partially offset by an increase in cash collected for rent resulting from property acquisitions, annual rent increases, dividend income from money market funds, and the receipt of lease termination income.

Investing Activities
Significant investing activities included:
•Investment of $164,044,000 to purchase eight properties in four separate transactions during the nine months ended September 30, 2024, compared to an investment of $69,821,000 to purchase two properties during the nine months ended September 30, 2023.
•Received $16,120,000 from the sale of three properties during the nine months ended September 30, 2024, compared to receiving $12,388,000 from the sale of two properties during the nine months ended September 30, 2023.
•Incurred capital expenditures, primarily for tenant improvements, of $1,100,000 during the nine months ended September 30, 2024, compared to incurring $1,590,000 during the nine months ended September 30, 2023.
Financing Activities
Significant financing activities included:
•Payment of $59,217,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the nine months ended September 30, 2024, compared to $49,774,000 during the nine months ended September 30, 2023.
•Tender Offer repurchase of $51,480,000 of Common Stock during the nine months ended September 30, 2024.
•Repurchase of $8,486,000 of Common Stock pursuant to the Terminated SRP and for the net settlement of withholding taxes in connection with the vesting of restricted stock during the nine months ended September 30, 2024, compared to $9,376,000 during the nine months ended September 30, 2023.
•Payment of $2,578,000 in deferred financing costs as a result of entering into the 2027 Term Loan Agreement during the nine months ended September 30, 2024, compared to $12,000 during the nine months ended September 30, 2023.
•The following Unsecured Credit Facility related activity during the nine months ended September 30, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
◦Draw of $20,000,000 on the Revolving Credit Agreement to fund an acquisition.
◦Repayment of $20,000,000 on the Revolving Credit Agreement with proceeds from dispositions and cash flows from operations.
•The following Unsecured Credit Facility related activity during the nine months ended September 30, 2023:
◦Repayment of $8,000,000 on the Revolving Credit Agreement with cash flows from operations.
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

The following table shows the sources of distributions paid during the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30,
	2024			2023
Distributions paid in cash - common stockholders	$59,217			$49,774
Distributions reinvested (shares issued)	9,979			18,675
Total distributions	$69,196			$68,449
Source of distributions:
Cash flows provided by operations	$59,217	86%	(1)	$49,774	73%	(1)
Offering proceeds from issuance of common stock pursuant to the DRIP	9,979	14%	(1)	18,675	27%	(1)
Total sources	$69,196	100%		$68,449	100%

(1)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of September 30, 2024, were $7,383,000 for common stockholders. These distributions were paid on October 15, 2024.
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
We define FFO, consistent with NAREIT’s definition, as net income (calculated in accordance with GAAP), excluding gains from sales of real estate assets, impairment of real estate assets and disposition losses from sales of real estate assets, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. To date, we do not have any investments in unconsolidated partnerships or joint ventures.
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
We calculate Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact our operating performance on an ongoing basis, items that affect comparability to prior periods and/or items that are not related to our core real estate operations. We consider it to be a useful supplemental financial performance measure because it provides investors with additional information to understand our sustainable performance. Excluded items include listing-related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases) and loss on extinguishment of debt.
We calculate AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs and stock-based compensation. We believe AFFO is a supplemental performance measure that provides investors appropriate supplemental information to evaluate our ongoing operations. AFFO is a metric used by management to evaluate our dividend policy.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, Core FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, Core FFO and AFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance or as an indication of our liquidity, including our ability to make distributions to our stockholders. FFO, Core FFO and AFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods. All of our non-GAAP financial measures should be reviewed in conjunction with other measurements as an indication of our performance. The method used to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operating performance and more prominent than the non-GAAP financial measures presented here.
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$11,935	$14,983	$31,543	$33,038
Adjustments:
Depreciation and amortization of real estate assets	17,841	18,073	56,938	55,384
Gain on dispositions of real estate	—	(1)	(76)	(22)
Impairment and disposition losses	792	—	1,210	6,708
FFO(1)	$30,568	$33,055	$89,615	$95,108
Adjustments:
Listing-related expenses	32	—	3,012	—
Severance	3	43	1,866	83
Write-off of straight-line rent receivables related to prior periods	—	—	—	1,618
Accelerated stock-based compensation	12	—	875	—
Amortization of above (below) market lease intangibles, including ground leases, net	183	279	1,431	1,110
Loss on extinguishment of debt	—	—	228	—
Core FFO(1)	$30,798	$33,377	$97,027	$97,919
Adjustments:
Deferred rent(2)	333	325	3,054	1,188
Straight-line rent adjustments	(1,294)	(1,217)	(3,767)	(4,108)
Amortization of deferred financing costs	578	415	1,607	1,240
Stock-based compensation	1,299	1,228	2,923	3,721
AFFO(1)	$31,714	$34,128	$100,844	$99,960

(1)The three months ended September 30, 2023 include $1,650,000 of lease termination fee income received. The nine months ended September 30, 2024 and 2023 include $4,098,000 and $5,650,000, respectively, of lease termination fee income received.
(2)The nine months ended September 30, 2024 include the $2,000,000 GenesisCare Severance Fee, which will be recognized in rental revenues over the remaining GenesisCare Amended Master Lease term.
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
As of September 30, 2024, our total principal debt outstanding of $525,000,000 was fixed through 11 interest rate swap agreements, which mature on various dates from December 2024 to January 2028. As of September 30, 2024, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $7,303,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2024, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $11,575,000. As of September 30, 2024, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement asset value of these interest rate swaps to a value of $2,943,000. These interest rate swap agreements were designated as cash flow hedging instruments. Of the 11 interest rate swap agreements outstanding as of September 30, 2024, five interest rate swap agreements, with an aggregate notional amount of $250,000,000, mature on December 31, 2024.
As of September 30, 2024, the weighted average interest rate on our total principal debt outstanding was 3.3%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
We do not have any foreign operations, and thus we are not exposed to foreign currency fluctuation risks.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 20, 2024, we terminated our chief accounting officer and our new chief accounting officer commenced employment on July 1, 2024 (and upon such commencement, our chief financial officer continues to serve as our "principal accounting officer" as used in applicable SEC rules and regulations). This change did not materially affect our internal controls over financial reporting. Taking into account this change, as noted above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024 and our Q2 2024 Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on August 7, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2024 - July 31, 2024	2,212,389	(1)	$22.60	—	$—
August 1, 2024 - August 31, 2024	—		$—	—	$25,000,000
September 1, 2024 - September 30, 2024	182	(3)	$25.20	—	$25,000,000
Total	2,212,571		$22.60	—

(1)    On June 13, 2024, in conjunction with the Listing, we commenced the Tender Offer to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share. Total cash required to complete the Tender Offer was $50,000,000, excluding all costs and fees of the tender. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying condensed consolidated financial statements.
(2)    As announced on August 19, 2024, on August 16, 2024, the Board of Directors authorized the Share Repurchase Program of up to the lesser of 1,500,000 shares of our outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. We did not repurchase any shares under the Share Repurchase Program during the three months ended September 30, 2024. Therefore, as of September 30, 2024, up to $25,000,000 of our Common Stock remained available for repurchase under the Share Repurchase Program.
(3)    Consists of shares of Common Stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

3.1.3
Articles Supplementary reclassifying unissued stock (included as exhibit 3.1.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024, and incorporated herein by reference).

3.1.4
Articles of Amendment renaming Class A Stock to Common Stock (included as exhibit 3.1.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024, and incorporated herein by reference).

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)