Form 10-K
period 2024-12-31
Sila Realty Trust, Inc.
filed 2025-03-03
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter was $1,208,971,300.
As of February 24, 2025, there were 55,143,443 shares of common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2025 annual stockholders meeting, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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
We are an internally managed company primarily focused on investing in high quality healthcare facilities across the continuum of care, which we believe typically generate predictable, durable and growing income streams. We may also make other real estate-related investments, which may include equity or debt interests in other real estate entities.
New York Stock Exchange Listing and Reverse Stock Split
On June 13, 2024, our common stock, par value $0.01 per share, or our Common Stock, was listed and began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "SILA", or the Listing. Upon the Listing, all outstanding shares of Class I Common Stock and Class T Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis and authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE.
On April 8, 2024, in anticipation of the Listing, we amended our charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of our Common Stock, effective May 1, 2024, and we also amended our charter to decrease the par value of each issued and outstanding share of our Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of our Common Stock that may be issued pursuant to our Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, to reflect the Reverse Stock Split. The number of shares of our Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of our Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of our authorized shares of Common Stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted as though the Reverse Stock Split had been effectuated prior to all periods presented.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, we commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. We incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements. We funded the Tender Offer and related costs and fees with our available cash.
As of December 31, 2024, we owned 135 real estate healthcare properties and two undeveloped land parcels.
Key Developments During 2024
•On June 13, 2024, our Common Stock was listed and began trading on the NYSE.
•On July 29, 2024, we concluded the Tender Offer, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. We incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements.

•The board of directors, or the Board, approved the termination of our distribution reinvestment plan, or the DRIP, effective May 1, 2024, and approved the termination of our share repurchase program effective upon the Listing.
•We purchased eight operating healthcare properties, comprising approximately 307,000 rentable square feet for an aggregate purchase price of approximately $164,053,000.
•We sold four healthcare facilities for an aggregate sale price of $18,700,000 and generated net proceeds of $17,705,000.
•We entered into two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029. Funding is expected to commence in 2025.
•We entered into 15 amended lease agreements, effective December 1, 2024, with certain subsidiaries of Post Acute Medical, LLC, or the PAM Amended Lease Agreements, related to 15 properties. The PAM Amended Lease Agreements extend the term of each lease to a 20-year remaining lease term, with each maturing on November 30, 2044, and no changes to the base rental rate.
•We entered into a senior unsecured amended and restated term loan agreement, or the 2027 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments of $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The maturity date for the 2027 Term Loan is March 20, 2027 and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into to replace the 2024 Term Loan (as defined below), which was paid off in its entirety upon closing of the 2027 Term Loan Agreement.
Investment Objectives and Policies
Our primary investment objectives at this time are to:
•acquire high quality healthcare properties leased to tenants along the continuum of care;
•pay regular cash distributions to stockholders;
•preserve, protect and return capital contributions to stockholders;
•realize appreciated growth in the value of our investments upon the sale of such investments in whole or in part; and
•be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and projected real estate and financial markets.
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

We endeavor to achieve a well-balanced portfolio of real estate investments that is diversified by tenancy, geographic location, age and lease maturities. We seek to acquire properties primarily in the high-growth healthcare sector with tenants that are diversified among national, regional and local entities.
Creditworthy Tenants
We expect the tenants and/or sponsors of the tenants of our healthcare properties to be creditworthy national, regional or local companies generally with high net worth and high operating income.
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
We monitor the credit of our tenants in an effort to stay abreast of any material changes in credit quality. We monitor tenant credit by: (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease; (3) monitoring industry reports and other available information regarding our tenants and their underlying businesses; (4) monitoring the timeliness of rent collections; and (5) conducting periodic inspections of our properties to ascertain patient utilization and proper maintenance, repair and upkeep.
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

Acquisition Structure
We have and expect to continue to acquire fee interests in properties (a fee interest is the absolute, legal possession and ownership of land, property, or rights), although we may utilize, and we have utilized, other methods of acquiring a property, such as a leasehold interest in the land, if we deem them to be advantageous.
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
Concentration of Credit Risk and Significant Tenants
As of December 31, 2024, we had cash on deposit in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we do not believe we are exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the tenant that accounted for 10% or more of our rental revenue for the year ended December 31, 2024:

Tenant	Total Number of Leases	Leased Sq Ft	2024 Rental Revenue (in thousands)	Percentage of 2024 Rental Revenue
Post Acute Medical, LLC, and its affiliates (1)	15	708,817	$27,754	14.9%

(1)    The leases are with tenants under the common control of Post Acute Medical, LLC and its affiliates and have lease expiration dates on November 30, 2044.
We had no exposure to geographic concentration that accounted for 10% or more of our rental revenue for the year ended December 31, 2024.
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
Corporate Responsibility
We are committed to practicing strong corporate governance, being socially conscious, and environmentally aware. In early 2022, the Board established the Corporate Responsibility Committee, led by members of our management team and other senior managers. The Corporate Responsibility Committee meets at least annually to discuss our strategy, initiatives, and progress, in support of our on-going commitment to corporate governance, social responsibility, environmental matters, sustainability, health and safety.

Environmental, Social and Governance
We lease Class A Office space in a tenant focused experiential building that intends to deliver a restorative professional environment that cultivates productivity, collaboration, betterment and balance. The neighborhood in which the office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so in North America. The WELL Building Standard takes a holistic approach to health in the built environment addressing behavior, operations and design. The building is WELL Gold v2 Certified and LEED Silver Certified.
We intend to take all reasonable steps to fully comply with environmental laws and regulations for our real estate properties, including obtaining environmental assessments of all properties that we acquire. We obtain Phase I Environmental Assessment Reports, and as needed, conduct further environmental due diligence, including but not limited to Phase II Environmental Assessment Reports, upon each property acquisition, and, if determined necessary, during our period of ownership, to ensure that the properties that we acquire and own are free of environmental contamination and hazardous substances. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability, third-party bodily injury and property damage claims.
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
Corporate Culture: Our strong tone at the top begins with the Board, which has demonstrated its focus on advancing openness, honesty, fairness and integrity within the Company. Ethical behavior is an important cornerstone of our continued success and each of us has an obligation to report any accounting irregularity, theft, discrimination, harassment or other violation of the law. We are committed to creating an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to speak up, ask for guidance, and report concerns. We continue to prioritize having "The Right People, In The Right Places, Doing The Right Things."
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
Human Capital Resources
As of December 31, 2024, we had 49 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual and his or her ideas and experiences. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation and benefits program is designed to attract and retain talent. We review our compensation and benefits against market and industry benchmarks to ensure they are competitive. Our employees are offered significant flexibility to meet personal and family needs.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make certain materials that are electronically filed with, or furnished to, the SEC available at www.investors.silarealtytrust.com as soon as reasonably practicable. We routinely post important information on our website at www.silarealtytrust.com in the “Investors” section. We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portion of our website in addition to following our press releases, public conference calls, and filings with the SEC. Our website and the information on our website are not incorporated by reference in this Annual Report on Form 10-K or in any other Securities and Exchange Commission filing we make under the Securities Act or Exchange Act.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this respect, among other things, unless exempted (prospectively or retroactively) by the Board, no person (as defined in our charter) may own (i) more than 9.8% in value of the aggregate of our outstanding shares (of any class or series, including common shares or preferred shares) of stock, or (ii) more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of only our common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.
Our charter permits the Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits the Board to issue up to 510,000,000 shares of common stock and 100,000,000 shares of preferred stock. Currently, we do not have any preferred stock outstanding. The Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, the Board could authorize the issuance of additional preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 610,000,000 shares of stock, of which 510,000,000 shares are classified as common stock and 100,000,000 are classified as preferred stock. Subject to any limitations set forth under Maryland law, the Board may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of the Board. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell equity securities in the future, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in a private offering of securities to institutional investors, (iv) issue restricted shares of our common stock to our independent directors and employees, or (v) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of the Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.

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
Our stockholders are subject to the risk that our business and operating plans may change.
The Board may change our investment objectives, targeted investments, borrowing policies or other corporate policies without stockholder approval. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.
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
In addition, with some exceptions, the Maryland Control Share Acquisition Act, provides that a holder of "control shares" of a Maryland corporation acquired in a control share acquisition has no voting rights, except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding "control shares" owned by the acquiring person, owned by the Company's officers, and owned by the Company's employees who are also directors. As permitted by the MGCL, however, our bylaws exempt the Company from the application of the Maryland Control Share Acquisition Act. If our bylaws are amended to repeal this exemption, the Maryland Control Share Acquisition Act would apply and would very likely make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Further, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.
These provisions, as well as other provisions of our charter and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
General Risks Related to Investments in Real Estate
Our operating results may be affected by political, economic and regulatory changes that have an adverse impact on the global economy or the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, which may prevent us from being profitable, realizing growth or maintaining the value of our real estate properties, including: changes in general economic or local conditions including inflationary and/or recessionary conditions; tenant turnover, technological changes and changes in supply of or demand for similar or competing properties in an area; changes in the cost or availability of insurance; changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; and changes in tax, real estate, environmental and zoning laws. In addition, our business may be adversely affected by market and economic volatility due to, among other things, inflation, increased interest rates, volatility in the equity and debt markets, and economic and other conditions, including pandemics, geopolitical instability, geopolitical conflicts, terrorist attacks, sanctions, tariffs and other conditions beyond our control.
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
Sponsors and owners of tenants at certain of our properties have previously declared bankruptcy. As disclosed in the Current Report on Form 8-K that we filed with the SEC on June 5, 2023, GenesisCare USA, Inc. and its affiliates, or GenesisCare, the sponsor and owner of the tenant in certain of our real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us were not included in any motions. On March 27, 2024, we entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of our real estate properties pursuant to a first amendment to the second amended and restated master lease, or the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed 10 of our properties from the GenesisCare Master Lease, or the Severed Properties. The seven properties remaining under the GenesisCare Amended Master Lease will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, we entered into lease agreements with new tenants at seven of the Severed Properties during the year ended December 31, 2024. The remaining three Severed Properties were sold during the year ended December 31, 2024.
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, and on September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease. The Stoughton Healthcare Facility is vacant as of December 31, 2024.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K for further discussion on GenesisCare and Steward.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
We had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2024. The leases with tenants under common control of Post Acute Medical LLC accounted for 14.9% of rental revenue for the year ended December 31, 2024. In the event that a tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us. As discussed above, GenesisCare, a sponsor and owner of the tenant in seven of our real estate properties, and Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, filed for Chapter 11 bankruptcy protection on June 1, 2023 and May 6, 2024, respectively. GenesisCare emerged from bankruptcy on February 16, 2024. See the risk factor above titled “If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which would reduce our cash flow from operations and the amount available for distributions to our stockholders” for more information.
A high concentration of our properties in a particular geographic area would magnify the effects of economic downturns or natural disasters, severe weather and climate change in that geographic area.
There is a geographic concentration of risk subject to fluctuations in the economies of the various markets in which we own properties. As of December 31, 2024, 8.0%, 7.3%, 5.4%, 4.2% and 4.1% of our annualized contractual base rental revenue as of December 31, 2024 was generated by properties with markets in Dallas, Oklahoma City, San Antonio, Akron, and Tucson, respectively. Geographic concentration of our properties exposes us to risks related to or arising from economic downturns or natural disasters and severe weather in the areas where our properties are located. A regional or local recession or a natural disaster or severe weather in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.
In addition, climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs, including insurance premiums, taxes and fees. Changes in federal, state and local legislation and regulation on climate change could result in increased operating costs and/or increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new properties without a corresponding increase in revenue and could increase our exposure to new physical risks and liabilities.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants, may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
Approximately 38.3% of our annualized contractual base rental revenue as of December 31, 2024 was derived from tenants that had either an investment grade credit rating from a major ratings agency, or had an investment grade rated guarantor or affiliate, 28.6% of our annualized contractual base rental revenue as of December 31, 2024 was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 33.1% of our annualized contractual base rental revenue as of December 31, 2024 was derived from tenants that were not rated. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for an extended period of time, we may suffer reduced revenues, resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return. Only one of our real estate properties, the Stoughton Healthcare Facility, was vacant as of December 31, 2024.
Our financial condition may be impacted by our ability to re-lease our space.
Our financial condition depends, in part, on the financial stability of our tenants and our ability to lease our space. Among the factors that could impact our financial condition are our inability to renew leases, lease vacant space or re-let space as leases expire, restrictions related to re-leasing space, co-tenancy constraints if co-tenancy clauses are exercised which limit our ability to lease to certain operators and competition for tenancy of our leases.
As of December 31, 2024, 96.0% of our property portfolio was leased and leases representing 20.3% of our annualized base rent are set to expire within 5 years. We cannot assure that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, or existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. As a result, we may have no recourse or limited recourse against the prior owners with respect to unknown liabilities. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
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
Our ability to fully control the maintenance of our net leased properties may be limited.
Our leases generally provide that tenants are responsible for some or all of the maintenance and other day-to-day management of the relevant properties or their premises. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities, including upon expiration or earlier termination of a lease. We generally visit our properties on a periodic basis, but deferred maintenance items may go unnoticed. In addition, a tenant may refuse or be unable to pay for any required maintenance for a property or its premises, which may result in us needing to cover such costs. While our leases generally provide for protection in these instances, a tenant may defer maintenance and it may be difficult to enforce remedies against such a tenant.
To the extent we are unable to pass along our property operating expenses to our tenants, our business, financial condition and results of operations may be negatively impacted.
Operating expenses associated with owning a property typically include real estate taxes, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay their proportionate share of substantially all such property operating expenses. However, if there are operating expenses that we are unable to pass along to our tenants, then our business, financial condition and results of operations could be negatively impacted.
We may not be able to sell a property at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets and a reduction in the value of shares held by our stockholders.
Some of our leases will not contain rental increases over time, the rental increases may be less than the fair market rate at a future point in time, or we may not be able to renew or re-lease space at current rents. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
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
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection, human health and safety and disability accommodation. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. They also may impose restrictions on the manner in which real property may be used or businesses may be operated. We can provide no assurance that we are aware of all potential environmental or other liabilities or the ultimate cost to address them or that our properties will not be affected by tenants or nearby properties or other unrelated third parties and their future uses or conditions.
In addition, new environmental laws and regulations, or changes to such laws and regulations, may result in additional liabilities. Compliance with environmental, social and governance-related, or ESG-related, laws, regulations, expectations or reporting requirements may result in increased costs, as well as additional scrutiny that could heighten all of the risks associated with environmental, social and sustainability matters. For example, in March 2024, the SEC adopted climate-related disclosure rules that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC (which rules have been stayed pending completion of judicial review). Additionally, our California properties may subject us to reporting requirements of Senate Bill 253 and Senate Bill 261.
The costs of complying with these laws and regulations may have a material adverse effect on our business, financial condition and results of operations and ability to make distributions to our stockholders. In addition, if we fail to comply with these new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.
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
Our investments in, and acquisitions of, real property may be unsuccessful or fail to meet our expectations and we may not be successful in identifying attractive acquisition opportunities and consummating these transactions.
We cannot assure our stockholders that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all or that we will actually realize any anticipated benefits from such acquisitions or investments. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties may require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of healthcare related properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. We may not be able to obtain or assume financing for acquisitions on favorable terms or at all and we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and this could have a material adverse effect on our business. Acquired properties may be located in new markets, either within or outside the US, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot be sure that we will achieve the economic benefit we expect from acquisitions or investments and may lead to impairment of such assets.

Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases.
We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. Many of these ground leases impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. As the lessee under a ground lease, we are exposed to the possibility of losing the property upon termination of the ground lease or an earlier breach of the ground lease by us. In addition, we could be forced to renegotiate such ground leases upon their expiration on terms that are unfavorable to us.
Risks Associated with Investments in the Healthcare Property Sector
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amount available for distributions to our stockholders.
Our current and potential properties and our tenants may face competition from nearby healthcare facilities and other properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market and telemedicine are disrupting "agents" in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. The trend of increasing private equity investment in healthcare providers could also increase competition in the healthcare market. Our tenants’ failure to compete successfully with other healthcare providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals, physicians or other healthcare providers to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and ability to make distributions to our stockholders.
Compliance with and changes to healthcare laws and regulations could have an adverse effect on the financial condition of our tenants and, consequently, their ability to make rent payments and meet obligations to us.
Tenants of our healthcare properties may be required to hold appropriate licenses and secure regulatory approvals for initial or continued operation. Operators failing to comply with state licensing laws and regulations may face disciplinary actions from state and regulatory agencies, including restrictions or termination of their privilege to operate within the state. Many states regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through a certificate of need, or CON, laws, which may include regulation of certain licenses, medical equipment, and capital expenditures. Additionally, the transfer of healthcare facilities to successor operators may necessitate regulatory approval, and the replacement of a tenant operator could be delayed due to this process. Failure to secure CON approval for a desired project, failure of tenant operators to maintain proper licensing, and delays in transferring properties to successor operators could negatively impact our tenants' financial conditions, and thus result in an adverse impact on our revenue, operations, and ability to make stockholder distributions.
Our tenants' operations may become subject to legal claims that their services have resulted in patient injury or other adverse effects in violation of applicable laws. Such claims may cause our tenants to incur punitive damages arising from professional liability and general liability claims and/or become subject to governmental investigations, enforcement actions or litigation. Legal claims against our tenants, including any governmental audits or investigations resulting therefrom, could have a negative impact on their financial condition and ability to pay rent. Consequently, such legal claims against our tenants could have an adverse impact on our revenue, operations, and ability to make stockholder distributions. Our tenants’ businesses are generally influenced by government and private payor rates. Reimbursement from Medicare, Medicaid, and other governmental payors may be subject to statutory changes, recovery of overpayments, rate adjustments, administrative decision-making, funding restrictions, and payment delays due to investigations or audits. The effect and timing of any future legislative reforms related to reimbursement to our tenants for their services cannot be ascertained, and we cannot guarantee continued adequate reimbursement levels from either governmental or private payors. Insufficient reimbursement from government and private payors could negatively impact tenants' finances and rent payments, which could have an adverse effect on our revenue, operations, and ability to make stockholder distributions.

Federal, state, and local laws, statutes, regulatory policies, and any future legislative changes or rulings may impact healthcare providers leasing our properties. These include regulations concerning the quality and medical necessity of care, insurance and patient billing, the security and privacy of patient information, healthcare provider financial interests and conflicts of interest, self-referrals, price transparency, corporate practice of medicine and surprise billing. Relevant laws and regulations include, but are not limited to: the Medicare and Medicaid statutes; the Stark Law; the civil False Claims Act; the federal False Claims Law; the federal Anti-Kickback Statute; state law prohibitions against kickbacks, fraud and abuse, patient brokering, advertising and marketing of healthcare items and services and fee splitting; state laws regulating the corporate practice of medicine; the federal Eliminating Kickbacks in Recovery Act; the Program Fraud Civil Remedies Act; the Civil Monetary Penalties Law; the Exclusion Laws; the Emergency Medical Treatment & Labor Act; the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; applicable state laws regarding patient privacy and security of patient health information; the Clinical Laboratory Improvement Amendments of 1988; the Travel Act; OIG compliance program elements; and all amendments thereto, including any related regulations or decisions.
Non-compliance with these laws and regulations could have legal and financial consequences that adversely affect our tenants’ ability to make rent payments which could have an adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services, particularly as telemedicine and telehealth continue to gain popularity, as well as continued innovation and integration of technological advancements and artificial intelligence; a shift in the provision of healthcare services from inpatient to outpatient settings; changes in third party reimbursement methods and policies, including an increased focus on value-based reimbursement with downside provider risk; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers including competition for patients among healthcare providers in areas with significant unused capacity; increased expense for uninsured patients; increased expense arising from an older and sicker patient mix; increased liability insurance expenses; increased emphasis on compliance with privacy and security requirements related to health information; pressures on healthcare providers to control or reduce costs; staffing shortages (particularly nursing staff) and increases in wages as well as inflation in the cost of supplies; regulatory and government reimbursement uncertainty, increased price transparency resulting from the Transparency in Coverage rule and the Consolidated Appropriations Act of 2021, the Hospital Price Transparency regulation of 2021, the No Surprises Act and other healthcare reform laws and court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicaid payment rates; increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on healthcare entities and their business associates (i.e., vendors who handle patient protected health information); and anticipated increased scrutiny and enforcement of anti-trust laws by the Federal Trade Commission and Department of Justice Antitrust Division. These factors may adversely affect demand for healthcare facilities by potential future tenants and/or the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have an adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders. In addition, increased federal and state scrutiny of healthcare provider transactions, including those involving real estate investment trusts and required disclosures thereof, could negatively impact projects or prohibit investment or lead to more oversight of our tenants, thus potentially increasing government enforcement activity against them. For example, following the Steward bankruptcy, there was substantial negative press attention regarding certain types of corporate operators of healthcare facilities as well as actual and potential legislation, either or both of which could have negative impacts on our current and potential future tenants which could potentially have an adverse effect on our results of operations.
Risks Associated with Debt Financing and Investments
Interest rate exposure could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
Our revenues are generated by our leases, which typically have fixed rental rates, subject to periodic rent escalators. The generally fixed nature of revenues and the variable rate of debt obligations could create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and adversely affect our business, financial condition, results of operations, and ability to make distributions to our stockholders. During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings.

As of December 31, 2024, we have hedged all of our variable rate debt by using interest rate swaps to effectively fix the interest rate.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
We manage exposure to interest rate volatility by using interest rate hedging arrangements. These arrangements involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements will not be effective in reducing our exposure to interest rate changes. In addition, interest rates may change in an unexpected manner and therefore significantly reduce the economic benefits of such arrangements. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we terminate a hedging agreement, it may result in significant costs and cash requirements to fulfil our obligations under the hedging arrangement. In addition, failure to effectively hedge against interest rate changes may adversely affect our results of operations.
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
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. Additionally, in the past, international conflicts and the resultant U.S. response, including financial sanctions, have disrupted credit markets. These disruptions could severely impact the availability of credit in the market and/or contribute to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. These disruptions in the credit markets have not thus far affected our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets, but they may do so in the future. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to reduce the number of properties we can purchase and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
U.S. Federal Income Tax Risks
Failure to maintain our qualification as a REIT would adversely affect our operations and ability to make distributions.
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
To maintain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute less than 100% of our REIT taxable income, as adjusted, we will have to pay tax on the undistributed amounts at corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of: (a) 85% of our ordinary income for that year; (b) 95% of our capital gain net income for that year; and (c) any undistributed taxable income from prior periods, ((a) through (c), collectively referred to as the Required Distribution), we would have to pay a 4% nondeductible excise tax on the excess of the Required Distribution over the sum of (x) the amounts that we actually distributed; and (y) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which could result in stockholders having tax liabilities from such distributions in excess of the cash they receive. It is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
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

The use of taxable REIT subsidiaries which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to our stockholders.
Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries, or TRS. Any of our TRS would be subject to U.S. federal, state and local income tax on its taxable income at applicable corporate rates. The after-tax net income of our TRS would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our TRS that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRS would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRS to us would not be subject to the excise tax, no assurance can be given that excise tax would not arise from such transactions.
Our use of TRS, may cause us to fail to qualify as a REIT.
The net income of our TRS is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRS causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 20% of the value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to maintain our qualification as a REIT.
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
To maintain our qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, TRS and qualified real estate assets) generally cannot include more than 10% of the total voting power of the outstanding securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, TRS, and qualified real estate assets) of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more TRS, and no more than 25% of the value of our assets may consist of "non-qualified publicly offered REIT instruments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may originate or acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure 2003-65, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails to be a qualifying real estate asset, we may fail either the REIT income or asset tests, and may be disqualified as a REIT.
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
We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in us losing our REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT status and would have a material adverse impact on us.
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
REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.
In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our charter provides for ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares. For additional information, see the risk factor above titled “The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders and may hinder a stockholder's ability to dispose of his or her shares.”
ERISA Risks
If our assets are deemed to be ERISA plan assets, we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an Employee Retirement Income Security Act of 1974, as amended, or ERISA, plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the "look-through rule." Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. Nevertheless, we believe that our assets are not ERISA plan assets because the shares should qualify as "publicly-offered securities" that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
Risks Related to our Common Stock
Trading in our shares following the Listing could experience substantial volatility, and the trading price of our Common Stock could decline significantly due to actual or anticipated sales of our shares by our stockholders or other factors, which could have a material adverse effect on us.
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
Furthermore, the U.S. stock markets, including the NYSE, on which we have listed our Common Stock, have experienced significant price and volume fluctuations. As a result, the market price of our Common Stock is likely to be similarly volatile, and investors in our Common Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. A number of additional factors could negatively affect the price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock. We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future.

General Risk Factors
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
Distributions paid from sources other than our cash flows from operations, including from the proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as the sale of assets and the sale of additional securities, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. Funding distributions to our stockholders will result in us having less funds available for acquiring properties or real estate-related investments. Our inability to acquire such properties or investments may have a negative effect on our ability to generate sufficient cash flows from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
If we lose or are unable to retain key personnel, our ability to implement our business strategies could be delayed or hindered.
We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure our stockholders that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or we are unable to establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered.

We may be subject to litigation that could negatively impact our future cash flow, financial condition and results of operations.
We may be a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have developed, implemented, and integrated a cybersecurity program, or the Cybersecurity Program, into our broader risk management structure to protect our information systems by using physical, technical, and administrative safeguards. This includes assessing, identifying, monitoring, reporting, managing and remediating cybersecurity threats. The Cybersecurity Program aims to prevent data ex-filtration, manipulation, and destruction, as well as system and transactional disruption. The Cybersecurity Program utilizes a threat-centric and risk-based approach to identify and assess cybersecurity threats that could affect our business and information systems based on the National Institute of Standards and Technology Cybersecurity Framework, or the NIST Framework.
Our Cybersecurity Program includes the following processes:
•Annual control reviews, annual policy reviews and annual investments in our security infrastructure;
•Periodic testing of our information systems to assess our vulnerability to cyber risk, which includes targeted penetration testing and vulnerability scanning;
•Collaborating with our internal audit team to evaluate the effectiveness of our information technology security program and communicating results to our executive officers;
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
Through our incident response plan, we have designated a cybersecurity management team, or the Cybersecurity Management Team, composed of our executive officers and management representatives. Led by our Vice President of Information Technology & Corporate Facilities, our Cybersecurity Management Team is responsible for the management of the Cybersecurity Program and for the day-to-day investigation of and response to potential information security-related incidents. Pursuant to our incident response plan, incidents meeting specified severity levels are required to be escalated to the Cybersecurity Management Team for review and response. The goals of the incident response plan are to prevent, detect and react to information security incidents, determine their scope and risk, respond appropriately to the incident, communicate the results and risk to relevant stakeholders, and reduce the likelihood of the incident from reoccurring.
Our Vice President of Information Technology & Corporate Facilities has served in this role since 2018. In this role, he manages and oversees the Company's network and information systems. Additionally, he works with the executive officers, management representatives and third-party experts to maintain the Company's Cybersecurity Program. Our Vice President of Information Technology & Corporate Facilities possesses extensive experience in technology and cybersecurity gained over his career spanning more than 25 years, including service as the executive director of Business Applications as well as a senior implementer and business consultant.

The Board plays a role in overseeing risks associated with cybersecurity threats and has delegated to the Audit Committee primary oversight of the Cybersecurity Program. Our executive officers report on our Cybersecurity Program to the Audit Committee at least four times per year (including as part of our discussions regarding enterprise risk management). Our quarterly updates to the Audit Committee include a discussion of our information security programs and controls, including our internal auditor's review and our internal monitoring of cybersecurity risks. As part of the incident response plan discussed above, in the event we experience a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition, our executive officers (who are also a part of the Cybersecurity Management Team) will review the incident with the Audit Committee to consider whether and to what extent disclosure is required under Item 1.05 of Form 8-K.
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
Item 2. Properties.
Our principal executive office is located at 1001 Water Street, Suite 800, Tampa, Florida 33602. As of December 31, 2024, we owned a portfolio of 135 real estate properties, composed of approximately 5,263,000 rentable square feet of commercial spaces, and two undeveloped land parcels. As of December 31, 2024, 120 of our real estate properties were leased to a single-tenant, 14 of our real estate properties were leased to multiple tenants, and one of our real estate properties was vacant. As of December 31, 2024, 96.0% of our rentable square feet was leased, with a weighted average remaining lease term of 9.7 years. As of December 31, 2024, all of our real estate investments are in healthcare properties aside from two undeveloped land parcels. We own fee simple interests in all of our land, buildings and improvements except for 19 properties, for which we own leasehold interests subject to the respective ground leases.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2024:

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-Pasadena-The Woodlands, TX	07/31/2014	1993	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	10/29/2014	2001	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	12/17/2014	2004	100%	22,200	(1)
Stoughton Healthcare Facility	Boston-Cambridge-Newton, MA-NH	12/23/2014	1973	—%	—	—
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	100%	8,268	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	01/27/2015	2009	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	02/17/2015	2014	100%	54,568	(1)
Clarion Healthcare Facility	Pittsburgh, PA	06/01/2015	2012	100%	33,000	(1)
Webster Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/05/2015	2015	100%	53,514	(1)
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2010	100%	51,000	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	07/22/2015	2014	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	07/22/2015	2014	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2004	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	07/24/2015	2007	100%	37,117	(1)
Luling Healthcare Facility	Austin-Round Rock-San Marcos, TX	07/30/2015	2003	100%	40,901	(1)
Omaha Healthcare Facility	Omaha, NE-IA	10/14/2015	2014	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	11/20/2015	2005	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	11/20/2015	2005	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	12/23/2015	1998	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	12/29/2015	1985	100%	94,076	(1)
Oklahoma City Healthcare Facility II	Oklahoma City, OK	12/29/2015	1994	100%	41,394	(1)
Edmond Healthcare Facility	Oklahoma City, OK	01/20/2016	2002	100%	17,700	(1)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	01/27/2016	2006	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	01/27/2016	2007	100%	8,762	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	02/03/2016	1995	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	02/11/2016	2008	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	03/01/2016	2018	100%	47,008	(1)
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	03/07/2016	2007	100%	14,676	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	06/22/2016	2016	100%	102,978	(1)
Las Vegas Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	06/24/2016	2017	100%	56,220	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	06/30/2016	1997	100%	62,857	(1)
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	11/01/2016	1995	100%	89,139	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming-Kentwood, MI	12/07/2016	2008	80%	86,513	(1)
Corpus Christi Healthcare Facility	Corpus Christi, TX	12/22/2016	1992	100%	25,102	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	03/30/2017	2002	100%	24,722	(1)
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	100%	42,627	(1)
Austin Healthcare Facility	Austin-Round Rock-San Marcos, TX	03/31/2017	2012	100%	66,095	(1)
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	03/31/2017	1991	100%	61,000	(1)
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	06/29/2017	1984	100%	44,746	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale-Port Orchard, WA	08/25/2017	2005	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale-Port Orchard, WA	09/20/2017	2007	100%	19,184	(1)
Saginaw Healthcare Facility	Saginaw, MI	12/21/2017	2002	100%	87,843	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	04/27/2018	2015	100%	21,990	(1)
Katy Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/08/2018	2015	100%	34,296	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	09/26/2018	2014	100%	18,116	(1)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	09/26/2018	2011	100%	20,990	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1992/1999	100%	104,419	(1)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	10/17/2018	1983	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1995	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	2009	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	11/26/2018	2008	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	11/28/2018	2004	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	11/28/2018	1992	100%	12,745	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	08/16/2019	2016	100%	16,425	(1)
Laredo Healthcare Facility	Laredo, TX	09/19/2019	1998	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	09/19/2019	1998	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	09/19/2019	2013	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	09/19/2019	1998	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	10/04/2019	2012	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	10/04/2019	2013	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	10/04/2019	2008	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	10/04/2019	2007	100%	15,600	(1)
Appleton Healthcare Facility	Appleton, WI	10/04/2019	2011	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock-San Marcos, TX	10/04/2019	2006	100%	18,273	(1)
Bellevue Healthcare Facility	Green Bay, WI	10/04/2019	2010	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	100%	9,800	—
Bridgeton Healthcare Facility	St. Louis, MO-IL	10/04/2019	2012	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	10/04/2019	1984	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2004	100%	5,685	—
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2011	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	10/04/2019	2005	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Centennial, CO	10/04/2019	1962	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	10/04/2019	2009	100%	12,163	—
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	10/04/2019	1999	100%	5,200	—
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR	10/04/2019	1994	100%	55,740	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2005	100%	9,017	—
Frankfort Healthcare Facility	Lexington-Fayette, KY	10/04/2019	1993	100%	4,000	—
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	10/04/2019	2010	100%	15,462	(1)
Hammond Healthcare Facility	Hammond, LA	10/04/2019	2006	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	10/04/2019	2004	100%	23,835	(1)
Henderson Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2000	100%	6,685	—
Houston Healthcare Facility III	Houston-Pasadena-The Woodlands, TX	10/04/2019	1998	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	10/04/2019	2011	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	10/04/2019	2009	100%	13,082	—
Lafayette Healthcare Facility	Lafayette, LA	10/04/2019	2004	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Bradenton-Sarasota, FL	10/04/2019	2008	100%	10,919	—
Las Vegas Healthcare Facility II	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2007	100%	6,963	—
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	100%	5,746	—
Lubbock Healthcare Facility	Lubbock, TX	10/04/2019	2003	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	10/04/2019	2003	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	10/04/2019	1964	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	10/04/2019	2008	100%	4,178	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	10/04/2019	2007	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1965	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	10/04/2019	2007	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	10/04/2019	2010	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2005	100%	6,963	—
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	10/04/2019	2008	100%	7,432	—
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	10/04/2019	2012	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	10/04/2019	1987	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	10/04/2019	2017	81%	47,091	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2003	100%	5,000	—
Savannah Healthcare Facility	Savannah, GA	10/04/2019	2014	100%	48,184	—
Sturgeon Bay Healthcare Facility	Green Bay, WI	10/04/2019	2007	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	10/04/2019	2013	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	10/04/2019	1998	100%	28,752	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre, PA	10/04/2019	2012	100%	15,996	(1)
Tucson Healthcare Facility II	Tucson, AZ	12/26/2019	2021	100%	60,913	(1)
Tucson Healthcare Facility III	Tucson, AZ	12/27/2019	2020	100%	20,000	(1)
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	02/19/2020	2018	100%	14,669	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	09/08/2020	2015	100%	33,822	(1)
Tucson Healthcare Facility IV	Tucson, AZ	12/22/2020	2022	100%	44,692	(1)
Greenwood Healthcare Facility	Indianapolis-Carmel-Greenwood, IN	04/19/2021	2008	100%	53,560	(1)
Clive Healthcare Facility II	Des Moines-West Des Moines, IA	12/08/2021	2008	100%	63,224	(1)
Clive Healthcare Facility III	Des Moines-West Des Moines, IA	12/08/2021	2008	100%	33,974	(1)
Clive Healthcare Facility IV	Des Moines-West Des Moines, IA	12/08/2021	2009	100%	35,419	(1)
Clive Undeveloped Land	Des Moines-West Des Moines, IA	12/08/2021	—	—%	—	—
Clive Undeveloped Land II	Des Moines-West Des Moines, IA	12/08/2021	—	—%	—	—
Yukon Healthcare Facility	Oklahoma City, OK	03/10/2022	2020	100%	45,624	(1)
Pleasant Hills Healthcare Facility	Pittsburgh, PA	05/12/2022	2015	100%	33,712	(1)
Prosser Healthcare Facility I	Kennewick-Richland, WA	05/20/2022	2020	100%	6,000	(1)
Prosser Healthcare Facility II	Kennewick-Richland, WA	05/20/2022	2013	100%	9,230	(1)
Prosser Healthcare Facility III	Kennewick-Richland, WA	05/20/2022	2013	100%	5,400	(1)
Tampa Healthcare Facility II	Tampa-St. Petersburg-Clearwater, FL	07/20/2022	2022	100%	87,649	(1)
Escondido Healthcare Facility	San Diego-Carlsbad, CA	07/21/2022	2021	100%	56,800	(1)
West Palm Beach Healthcare Facility	Miami-Fort Lauderdale-West Palm Beach, FL	06/15/2023	1999	100%	25,150	(1)
Burr Ridge Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	09/27/2023	2010	100%	104,912	(1)
Brownsburg Healthcare Facility	Indianapolis-Carmel-Greenwood, IN	02/26/2024	2023	100%	55,986	(1)
Cave Creek Healthcare Facility	Phoenix-Mesa-Chandler, AZ	03/20/2024	2021	100%	32,450	—
Marana Healthcare Facility	Tucson, AZ	03/20/2024	2020	100%	32,250	—
Surprise Healthcare Facility	Phoenix-Mesa-Chandler, AZ	03/20/2024	2020	100%	32,450	—
Tucson Healthcare Facility V	Tucson, AZ	03/20/2024	2020	100%	32,450	—
Weslaco Healthcare Facility	McAllen-Edinburg-Mission, TX	03/20/2024	2019	100%	28,750	—
Reading Healthcare Facility	Reading, PA	05/21/2024	2020	100%	30,000	—
Fort Smith Healthcare Facility	Fort Smith, AR-OK	07/25/2024	2021	100%	62,570	—
					5,049,548	—

(1)Property is contributed to the pool of unencumbered properties of our credit facility. As of December 31, 2024, 112 commercial real estate properties were contributed to the pool of unencumbered properties under our credit facility and we had an outstanding principal balance of $525,000,000.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life. Tenant improvements are depreciated on a straight-line basis over the shorter of the respective lease term or expected useful life.

Leases
As of December 31, 2024, the weighted average remaining lease term of our properties was 9.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The majority of our leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
Lease expirations of our real properties based on annualized contractual base rent as of December 31, 2024, for each of the next ten years ending December 31 and thereafter, are as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2025	12	116,005	$3,606	2.2%
2026	15	215,779	6,407	3.9%
2027	10	279,909	7,337	4.4%
2028	12	240,631	5,440	3.3%
2029	25	425,082	10,802	6.5%
2030	12	479,314	15,929	9.6%
2031	14	510,352	21,094	12.8%
2032	6	175,658	7,348	4.4%
2033	14	312,706	13,815	8.4%
2034	7	380,447	8,661	5.2%
Thereafter	42	1,913,665	64,791	39.3%
	169	5,049,548	$165,230	100.0%

(1)Annualized contractual base rent is based on leases in effect as of December 31, 2024.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On June 13, 2024, our Common Stock began trading on the NYSE, under the ticker symbol "SILA". Prior to that time, there was no public market for the shares of our Common Stock. As of February 24, 2025, we had 10,024 stockholders of record.
Reverse Stock Split
On April 8, 2024, in anticipation of the Listing, we amended our charter to effect a one-for-four reverse stock split of each issued and outstanding share of each class of our Common Stock, effective May 1, 2024, and we also amended our charter to decrease the par value of each issued and outstanding share of our Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of our Common Stock that may be issued pursuant to the A&R Incentive Plan to reflect the Reverse Stock Split. The number of shares of our Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of our Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of our authorized shares of Common Stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted as though the Reverse Stock Split had been effectuated prior to all periods presented.
DRIP Offering
The DRIP was terminated effective May 1, 2024 in connection with the Listing. During the year ended December 31, 2024, we issued 333,402 shares pursuant to the DRIP, prior to the termination.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay distributions to our stockholders, which will be paid quarterly effective in 2025 (as disclosed in the Current Report on Form 8-K that we filed with the SEC on October 18, 2024). On February 25, 2025, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 26, 2025, to our stockholders of record as of the close of business on March 12, 2025. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2024.
Share Repurchases
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, we commenced the Tender Offer to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. We incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements. We funded the Tender Offer and related costs and fees with our available cash.
Share Repurchase Program
On August 16, 2024, the Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of our outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. No shares were repurchased under the Share Repurchase Program during the year ended December 31, 2024.
Terminated Share Repurchase Program
Prior to the Listing, we had adopted an Amended and Restated Share Repurchase Program, or the Terminated SRP, that allowed for repurchases of shares of our Common Stock upon meeting certain criteria. Pursuant to the terms of the Terminated SRP, we were permitted to redeem no more than 5% of the number of shares of our Common Stock outstanding on December 31st of the previous calendar year, and we would redeem shares at a price equal to the most recently published net asset value per share. We had discretion as to the timing of our repurchases, but they were generally done quarterly. On April 5, 2024, the Board approved the suspension of the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Listing. During the year ended December 31, 2024, we redeemed 210,683 shares under the Terminated SRP.

During the three months ended December 31, 2024, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	—		$—	—	$25,000,000
November 1, 2024 - November 30, 2024	1,002	(2)	$24.68	—	$25,000,000
December 1, 2024 - December 31, 2024	36,701	(2)	$24.32	—	$25,000,000
Total	37,703		$24.33	—

(1)     Represents the gross purchase proceeds that may be repurchased pursuant to the Share Repurchase Program (announced on August 19, 2024), for a period of 12 months from August 16, 2024. We did not repurchase any shares under the Share Repurchase Program during the three months ended December 31, 2024. Therefore, as of December 31, 2024, up to $25,000,000 of our Common Stock remained available for repurchase under the Share Repurchase Program.
(2)    Consists of shares of Common Stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock.

Performance Graph
The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.
The following graph compares the total cumulative stockholder return, assuming reinvestment of dividends, of our Common Stock to the Standard & Poor's 500 Composite Stock Index, or the S&P 500, and the MSCI US REIT Index for the period beginning June 13, 2024 (the date our Common Stock began trading on the NYSE) and ending December 31, 2024. The graph assumes an investment of $100 on June 13, 2024. The historical information set forth on the following performance graph and table below is not necessarily indicative of future stock price performance.

Total Return Performance
$112.00
$110.00
$108.00
$106.00
$104.00
$102.00
$100.00
6/13/2024
12/31/2024
Period Ended
Sila Realty Trust, Inc.
S&P 500
MSCI US REIT Index

	Period Ending
Index	06/13/2024	12/31/2024
Sila Realty Trust, Inc.	$100.00	$110.76
S&P 500	$100.00	$109.04
MSCI US REIT Index	$100.00	$110.61
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
This section of the Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2023 and 2022 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and December 31, 2022.
Regulation FD Disclosures
We use any of the following to comply with our disclosure obligations under Regulation FD: SEC filings; press releases; public conference calls; or our website. We routinely post important information on our website at www.silarealtytrust.com, including information that may be deemed material. We encourage our shareholders and others interested in our company to monitor these distribution channels for material disclosures. The contents of our website address referenced herein is included in this Annual Report on Form 10-K as a textual reference only and is not incorporated by reference into this Annual Report on Form 10-K.
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
As of December 31, 2024, we owned 135 real estate properties and two undeveloped land parcels.
Recent Developments
New York Stock Exchange Listing and Reverse Stock Split
On June 13, 2024, our Common Stock was listed and began trading on the NYSE under the ticker symbol "SILA". Upon the Listing, all outstanding shares of Class I Common Stock and Class T Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis and authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE.
On April 8, 2024, in anticipation of the Listing, we amended our charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of our Common Stock, effective May 1, 2024, and we also amended our charter to decrease the par value of each issued and outstanding share of our Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of our Common Stock that may be issued pursuant to the A&R Incentive Plan to reflect the Reverse Stock Split. The number of shares of our Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of our Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of our authorized shares of Common Stock.
Share Repurchase Program
On August 16, 2024, the Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of our outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. We did not repurchase any shares under the Share Repurchase

Program during the year ended December 31, 2024. Therefore, as of December 31, 2024, up to $25,000,000 of our Common Stock remained available for repurchase under the Share Repurchase Program.
Termination of Share Repurchase Program and Distribution Reinvestment Plan
In light of our intention to pursue the Listing, on April 5, 2024, the Board approved the suspension of the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Listing. On April 5, 2024, the Board also approved the termination of the DRIP effective May 1, 2024.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, we commenced the Tender Offer to purchase shares of our Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, we accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. We incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements. We funded the Tender Offer and related costs and fees with our available cash.
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
We review our real estate assets on an asset group basis for impairment. Typically, an individual property constitutes an asset group. We identify an asset group based on the lowest level of identifiable cash flows. In the impairment analysis we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our expected holding period, a tenant having unpaid rent or a delinquency, a significant decline in a property’s leased percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. The length of the expected holding period coupled with these other indicators impact the projected undiscounted cash flows.
If we determine that an asset has indicators of impairment, we then determine whether the undiscounted cash flows associated with the asset group over the expected holding period exceed the carrying amount of the asset group. In calculating the undiscounted net cash flows of an asset group, we use considerable judgment to estimate several inputs. We estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset group.
In determining the fair value of an asset group, we exercise considerable judgment on several factors. We may determine fair value by using a direct capitalization method, a discounted cash flow method or by utilizing comparable sales information. The direct capitalization method is based on a capitalization rate applied to the underlying asset group's stabilized next twelve-month net operating income at the measurement date. The discounted cash flow method is based on estimated future cash flow projections utilizing discount rates, terminal capitalization rates, and planned capital expenditures. We use judgment to determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We also use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.
The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. Significant increases or decreases in any of these inputs, particularly with regard to the expected holding period, cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed. Additionally, changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur after our impairment assessment could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
Real Estate Acquisitions and Dispositions in 2024
•We purchased eight healthcare properties, comprising approximately 307,000 rentable square feet for an aggregate purchase price of approximately $164,053,000.
•We sold four healthcare properties for an aggregate sale price of $18,700,000 and generated net proceeds of $17,705,000.
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
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. Though these higher interest rates began to decline in 2024, and there are signs that the limitations on the availability of capital are moderating, there can be no assurances that this will continue to be the case. Higher interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy.
To the extent our tenants have also experienced difficulties due to the foregoing economic and market conditions, and if there are changes to government reimbursements, they may be unable or unwilling to make payments or perform their obligations when due. Most of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or consumer price index (CPI) increases.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of December 31, 2024, our properties were 96.0% leased.
PAM Amended Lease Agreements
On December 17, 2024, we entered into 15 amended lease agreements, effective December 1, 2024, with certain subsidiaries of Post Acute Medical, LLC, related to 15 properties. The PAM Amended Lease Agreements extend the term of each lease to a 20-year remaining lease term, with each maturing on November 30, 2044, and no changes to the base rental rate.
Steward Bankruptcy Filing
On May 6, 2024, Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. During the year ended December 31, 2024, we received $1,392,000 of contractual base rent from Steward, which represents monthly contractual base rent, except for April and May for which Steward did not pay, and prorated rent through September 19, 2024, when the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease.
On August 12, 2024, we entered into a contract for sale with a buyer for the Stoughton Healthcare Facility; however, the buyer terminated the contract on November 4, 2024. The Stoughton Healthcare Facility is vacant as of December 31, 2024. We are actively marketing the property for sale or lease.
During the three months ended December 31, 2023, due to the ongoing operational and liquidity challenges faced by Steward, we determined the collectability of amounts owed under the contractual terms of Steward's lease were no longer reasonably assured. As a result, we ceased recognizing rent on a straight-line basis and have only recorded rent for Steward to the extent we have received cash. We recorded a write-off of straight-line rent receivables related to Steward of $1,604,000 during the three months ended December 31, 2023, as a reduction in rental revenue, because the amounts were determined to be uncollectible. In addition, we recorded $10,945,000 of impairment losses (including goodwill impairments of $350,000) on the real estate property leased to Steward during the three months ended December 31, 2023. There were no further impairment losses recorded on the real estate property leased to Steward for the year ended December 31, 2024.
GenesisCare Bankruptcy Filing
As disclosed in the Current Report on Form 8-K that we filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of our real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with us were not included in any motions. On March 27, 2024, we entered into the GenesisCare Amended Master Lease with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of our real estate properties pursuant to the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed the Severed Properties from the GenesisCare Master Lease. The seven properties remaining under the GenesisCare Amended Master Lease will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, we entered into lease agreements with new tenants at seven of the Severed Properties during the year ended December 31, 2024. The remaining three Severed Properties were sold during the year ended December 31, 2024. The Fort Myers Healthcare Facilities were sold on September 25, 2024 for a sales price of $15,500,000, generating net proceeds of $14,679,000, excluding real estate tax pro-rations. Additionally, the Yucca Valley Healthcare Facility was sold on December 10, 2024 for a sales price of $1,700,000, generating net proceeds of $1,587,000. In exchange for the Severed Properties, we received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. We will recognize the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the year ended December 31, 2024, we recognized $173,000 of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying consolidated statements of comprehensive income.
Due to GenesisCare filing for bankruptcy, we determined the collectability of amounts owed under the contractual terms of the GenesisCare Master Lease were no longer reasonably assured. As a result, effective June 1, 2023, we ceased recognizing rent on a straight-line basis and recorded rent for GenesisCare to the extent we had received cash. Effective October 1, 2024, we commenced recognizing rent on a straight-line basis for the seven properties remaining under the GenesisCare Amended Master Lease that continue to be leased to GenesisCare, as we determined the collectability of amounts owed under the contractual terms were reasonably assured based on our analysis of historical payments. GenesisCare continues to make its lease payments due to us in accordance with the GenesisCare Amended Master Lease and made its lease payments throughout its bankruptcy pursuant to the GenesisCare Master Lease.
We recorded impairment losses of $418,000, for the year ended December 31, 2024, attributable to the Fort Myers Healthcare Facilities, following a reduction in the expected sales price that occurred during the three months ended June 30, 2024. During the year ended December 31, 2024, we recognized a loss on disposition of $792,000 attributable to the Fort Myers Healthcare Facilities, related to costs to sell, which is presented in impairment and disposition losses in the consolidated statements of comprehensive income. Additionally, during the year ended December 31, 2024, we recognized a gain on sale of $265,000 attributable to the Yucca Valley Healthcare Facility, which is presented in gain on dispositions of real estate in the consolidated statements of comprehensive income. During the year ended December 31, 2024, we recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,667,000, and $2,038,000, respectively, as a result of the GenesisCare Amended Master Lease.
We recorded a write-off of straight-line rent receivables related to GenesisCare of $1,630,000 for the year ended December 31, 2023, as a reduction in rental revenue because the collectibility of the amounts was not probable. We recorded impairment losses on certain real estate properties leased or formerly leased to GenesisCare of $9,480,000 (including goodwill impairments of $1,238,000), for the year ended December 31, 2023 as a result of GenesisCare announcing it had filed bankruptcy. In addition, during the year ended December 31, 2023, we recorded an impairment of in-place lease and above-market lease intangible assets on certain real estate properties formerly leased to GenesisCare of $1,130,000 and $260,000, respectively.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Number of real estate properties (1)	135	131
Leased square feet	5,050,000	5,085,000
Weighted average percentage of rentable square feet leased	96.0%	99.4%

(1)As of December 31, 2024, we owned 135 real estate properties and two undeveloped land parcels. As of December 31, 2023, we owned 131 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Real estate properties acquired	8	2
Real estate properties disposed	4	3
Aggregate purchase price of real estate properties acquired (1)	$164,053,000	$69,822,000
Net book value of real estate properties disposed	$18,099,000	$270,279,000
Leased square feet of real estate property additions	307,000	130,000
Leased square feet of real estate property dispositions (2)	71,000	551,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
(2)The Fort Myers Healthcare Facilities and the Yucca Valley Healthcare Facility were vacant upon disposition on September 25, 2024 and December 10, 2024, respectively.
This section describes and compares our results of operations for the years ended December 31, 2024 and 2023. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table details our total rental revenue for the year ended December 31, 2024, compared to the comparable period in 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Same store rental revenue	$152,969	$149,673	$3,296	2.2%
Same store tenant reimbursements	12,694	12,022	672	5.6%
Non-same store rental revenue	18,822	26,650	(7,828)	(29.4)%
Non-same store tenant reimbursements	2,350	714	1,636	229.1%
Other operating income	21	6	15	250.0%
Total rental revenue	$186,856	$189,065	$(2,209)	(1.2)%
•Same store rental revenue increased primarily due to a $1,604,000 increase in the write-off of straight-line rent receivables in the prior period related to Steward, a $964,000 increase due to the write-off of straight-line rent receivables in the prior period related to GenesisCare, a $769,000 increase as a result of new and renewal leasing activity, a $696,000 increase in accelerated amortization of below-market lease intangible liabilities related to properties formerly leased to GenesisCare, a $677,000 increase in rent recognized on cash basis as a result of two tenants with payment uncertainty who were paying less rent in the prior period being compared and had annual base rent escalations in the current year being compared, a $639,000 increase in annual base rent escalations for leases indexed to CPI, a $173,000 increase attributable to the amortization of the GenesisCare Severance Fee and a $140,000 increase due to the write-off of straight-line rent receivables in the prior period related to a tenant at a multi-tenant property, partially offset by a $998,000 decrease resulting from the Steward lease termination, a $483,000 decrease as a result of entering into lease agreements with new tenants for lower rental rates at properties formerly leased to GenesisCare, a $457,000 increase in accelerated amortization of above-market lease intangible assets as a result of lease amendments, and a $428,000 decrease due to certain amended leases with lower rental rates in exchange for longer lease terms.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to a $18,158,000 decrease from properties sold since January 1, 2023, a $2,407,000 increase in accelerated amortization of above-market lease intangibles related to properties formerly leased to GenesisCare, and a $889,000 decrease related to a re-development property that was formerly leased to GenesisCare, partially offset by a $12,705,000 increase attributable to properties acquired since January 1, 2023, a $1,342,000 increase in accelerated amortization of below-market lease intangible liabilities related to properties formerly leased to GenesisCare, a $666,000 increase due to the write-off of straight-line rent receivables in the prior period related to GenesisCare, and a $465,000 increase due to the write-off of straight-line rent receivables in the prior period as a result of tenant uncertainty. In addition, we recognized lease termination income of $4,098,000 during the year ended December 31, 2024 and $5,650,000 of lease termination income during the year ended December 31, 2023.
•Non-same store tenant reimbursements increased primarily due to properties acquired since January 1, 2023.
•There were no material changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Same store rental expenses	$19,838	$18,535	$1,303	7.0%
Non-same store rental expenses	3,300	1,661	1,639	98.7%
Listing-related expenses	3,012	—	3,012	n/a
General and administrative expenses	25,336	23,896	1,440	6.0%
Depreciation and amortization	74,754	74,293	461	0.6%
Impairment and disposition losses	1,210	24,252	(23,042)	(95.0)%
Total operating expenses	$127,450	$142,637	$(15,187)	(10.6)%
•Same store rental expenses increased primarily due to a $631,000 increase in non-reimbursable operating costs resulting from the Steward lease termination, and a $672,000 increase in expenses, certain of which are subject to reimbursement by our tenants, due to higher operating costs in the current period.
•Non-same store rental expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to a $1,870,000 increase from properties acquired since January 1, 2023, partially offset by a $231,000 decrease primarily attributable to properties sold since January 1, 2023.
•Listing-related expenses of $3,012,000 were recorded during the year ended December 31, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to the Listing on June 13, 2024.
•General and administrative expenses increased primarily due to a $2,655,000 increase in personnel costs primarily attributable to separation pay resulting from the departure of our former chief accounting officer and former chief investment officer and performance bonuses, a $618,000 increase in accelerated stock-based compensation as a result of accelerated awards due to severance, and a $463,000 increase in other administrative costs primarily due to audit and tax fees, partially offset by a $1,052,000 decrease in stock-based compensation, a $891,000 decrease in costs primarily attributable to transfer agent and custodial fees as result of the Listing, a $203,000 decrease in legal fees, and a $150,000 decrease in directors and officers insurance expense.
•Depreciation and amortization increased primarily due to a $6,723,000 increase due to properties acquired since January 1, 2023, a $3,516,000 increase in accelerated amortization of in-place lease intangible assets related to properties formerly leased to GenesisCare, and a $181,000 increase due to assets placed in service since January 1, 2023, partially offset by a

$8,058,000 decrease from property dispositions, a $1,035,000 decrease related to properties impaired in prior periods, and a $866,000 decrease attributable to fully amortized in-place lease intangible assets and fully depreciated tenant improvements.
•Impairment and disposition losses were recorded in the aggregate amount of $1,210,000 during the year ended December 31, 2024, attributable to the disposition of the Fort Myers Healthcare Facilities. We recorded impairment losses on real estate of $20,242,000 during the year ended December 31, 2023, of which $8,242,000 was a result of triggering events at properties leased or formerly leased to GenesisCare, $10,595,000 was recorded relating to Steward, and $1,405,000 was recorded as a result of a property sale. In addition, during the year ended December 31, 2023, we recorded goodwill impairment losses on real estate of $4,010,000, of which $2,422,000 was a result of property sales and tenant related triggering events that occurred at certain properties, $1,238,000 was a result of triggering events at properties leased or formerly leased to GenesisCare, and $350,000 was related to Steward.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Gain on dispositions of real estate	$341	$22	$319	1,450.0%
Interest and other income	4,130	702	3,428	488.3%
Interest expense	(21,220)	(23,110)	1,890	(8.2)%
Total other (expense) income	$(16,749)	$(22,386)	$5,637	(25.2)%
•During the year ended December 31, 2024, we recognized a gain on disposition on two real estate properties. On January 31, 2024, we sold one property for a sales price of $1,500,000, resulting in a gain on sale of $76,000. On December 10, 2024, we sold the Yucca Valley Healthcare Facility for a sales price of $1,700,000, resulting in a gain on sale of $265,000. During the year ended December 31, 2023, we recognized a gain on disposition on two real estate properties. On September 29, 2023, we sold one property for a sales price of $250,000, resulting in a gain on sale of $1,000. On March 31, 2023, we sold one property for a sales price of $12,500,000, resulting in a gain on sale of $21,000.
•Interest and other income increased primarily due to increases in dividend income from money market funds.
•Interest expense decreased primarily due to a $1,481,000 decrease related to a reduction in the weighted average outstanding principal balance on our credit facility of $45,631,000 and a decrease of $1,157,000 related to a reduction in the weighted average interest rate on our credit facility, partially offset by a $520,000 increase in amortization of deferred financing costs and a $228,000 increase in loss on extinguishment of debt.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. While interest rates on variable rate debt increased in recent years and then declined some due to the recent interest rate cuts by the Federal Reserve, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 100% of our outstanding debt as of December 31, 2024, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate-related investments, including mezzanine loans, and funding of capital improvements and tenant improvements, distributions to, and potential stock repurchases from, stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
As of December 31, 2024, we had $39,844,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require $44,584,000 in cash over the next twelve months, of which $24,259,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2024), $17,543,000 is related to unfunded loan commitment amounts undrawn on our mezzanine loans, and $2,782,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of December 31, 2024, we had material obligations beyond twelve months in the amount of $679,195,000, inclusive of $564,548,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2024) and $114,647,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2024, we had $525,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2024, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of December 31, 2024, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of December 31, 2024, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of December 31, 2024, the maximum commitments available under our senior unsecured revolving line of credit with Truist Bank, as Administrative Agent for the lenders, or the 2026 Revolving Credit Agreement, were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. The maturity date for the 2026 Revolving Credit Agreement is February 15, 2026, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of December 31, 2024, the 2026 Revolving Credit Agreement had no outstanding principal balance.
As of December 31, 2024, the maximum commitments available under the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The

2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into on March 20, 2024, to replace our prior senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, that had a maturity date of December 31, 2024, or the 2024 Term Loan, which was paid off in its entirety upon closing of the 2027 Term Loan Agreement. As of December 31, 2024, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of December 31, 2024, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2026 Revolving Credit Agreement and 2027 Term Loan Agreement. As of December 31, 2024, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the 2026 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of December 31, 2024. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of December 31, 2024, we had a total pool availability under our Unsecured Credit Facility of $1,025,000,000 and an aggregate outstanding principal balance of $525,000,000; therefore, $500,000,000 was available to be drawn under our Unsecured Credit Facility. We were in compliance with all the financial covenant requirements of the Unsecured Credit Facility as of December 31, 2024.
On February 18, 2025, we entered into a senior unsecured revolving credit agreement, or the 2029 Revolving Credit Agreement, with Bank of America, N.A., as Administrative Agent for the lenders, for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the 2026 Revolving Credit Agreement, which had a maturity date of February 15, 2026, with the option to extend for two six-month periods. We did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, we extinguished all commitments associated with the 2026 Revolving Credit Agreement. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or Secured Overnight Financing Rate, or SOFR, loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the 2027 Term Loan Agreement and a Second Amendment to the 2028 Term Loan Agreement, to align certain terms and covenants to the 2029 Revolving Credit Agreement.
Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$132,847	$128,924	$3,923
Net cash (used in) provided by investing activities	$(149,687)	$197,307	$(346,994)
Net cash used in financing activities	$(145,501)	$(137,129)	$(8,372)
Operating Activities
•Net cash provided by operating activities increased primarily due to cash collected for rent resulting from property acquisitions, annual rent increases, dividend income from money market funds and a decrease in interest paid on our credit facility, partially offset by a decrease in cash due to property dispositions, vacancies, and lease terminations with Steward and GenesisCare.

Investing Activities
Significant investing activities included:
•Investment of $164,053,000 to purchase eight properties in four separate transactions during the year ended December 31, 2024, compared to an investment of $69,822,000 to purchase two properties during the year ended December 31, 2023.
•Received $17,705,000 from the sale of four properties during the year ended December 31, 2024, compared to receiving $270,306,000 from the sale of three properties during the year ended December 31, 2023.
•Incurred capital expenditures, primarily for tenant improvements, of $2,989,000 during the year ended December 31, 2024, compared to incurring $3,177,000 during the year ended December 31, 2023.
Financing Activities
Significant financing activities included:
•Payment of $81,367,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the year ended December 31, 2024, compared to $66,515,000 during the year ended December 31, 2023.
•Tender Offer repurchase of $50,000,000 of Common Stock and $2,093,000 of costs and fees related to the Tender Offer during the year ended December 31, 2024.
•Repurchase of $9,402,000 of Common Stock pursuant to the Terminated SRP and for the net settlement of withholding taxes in connection with the vesting of restricted stock during the year ended December 31, 2024, compared to $12,374,000 during the year ended December 31, 2023.
•Payment of $2,578,000 in deferred financing costs as a result of entering into the 2027 Term Loan Agreement during the year ended December 31, 2024, compared to $193,000 during the year ended December 31, 2023.
•The following Unsecured Credit Facility related activity during the year ended December 31, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
◦Draw of $20,000,000 on the 2026 Revolving Credit Agreement to fund an acquisition.
◦Repayment of $20,000,000 on the 2026 Revolving Credit Agreement with proceeds from dispositions and cash flows from operations.
•The following Unsecured Credit Facility related activity during the year ended December 31, 2023:
◦Repayment of $58,000,000 on the 2026 Revolving Credit Agreement with cash flows from operations and proceeds from a disposition.
◦Repayment of $50,000,000 on the 2024 Term Loan Agreement with proceeds from a disposition, the collection of a note receivable related to a disposition and cash flows from operations; and
◦Draw of $50,000,000 on the 2026 Revolving Credit Agreement to fund an acquisition.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2024, our cash flows provided by operations of approximately $132,847,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $91,346,000, of which $81,367,000 was cash and $9,979,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period. For the year ended December 31, 2023, our cash flows provided by operations of approximately $128,924,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $91,266,000, of which $66,515,000 was cash and $24,751,000 was reinvested in shares of our common stock pursuant to the DRIP) during such period.
We do not currently have any limits on the sources of funding distribution payments to our stockholders. We may pay distributions from any source, such as the sale of assets, the sale of additional securities, offering proceeds, and borrowings, and we do not currently have any limits on the amounts we may pay from such sources. See “Risk Factors – General Risk Factors – Distributions paid from sources other than our cash flows from operations, including from the proceeds of any offerings of our securities, will result in us having fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder’s overall return” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risks related to funding distribution payments from various sources.

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
The following table shows the sources of distributions paid during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Character of Distributions(1):	2024	2023
Ordinary dividends	62.79%	61.41%
Capital gain distributions	—%	—%
Nontaxable distributions	37.21%	38.59%
Total	100.00%	100.00%

(1)Attributable to Class A shares, Class I shares, and Class T shares of common stock until the Listing and attributable to Common Stock after the Listing for the year ended December 31, 2024. Attributable to Class A shares, Class I shares, and Class T shares of common stock for the year ended December 31, 2023.
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

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
Net income attributable to common stockholders	$42,657	$24,042
Adjustments:
Depreciation and amortization of real estate assets	74,660	74,202
Gain on dispositions of real estate	(341)	(22)
Impairment and disposition losses	1,210	24,252
FFO(1)	$118,186	$122,474
Adjustments:
Listing-related expenses	3,012	—
Severance	1,885	1,401
Write-off of straight-line rent receivables related to prior periods	—	3,268
Accelerated stock-based compensation	936	318
Amortization of above (below) market lease intangibles, including ground leases, net	1,778	1,386
Loss on extinguishment of debt	228	—
Core FFO(1)	$126,025	$128,847
Adjustments:
Deferred rent(2)	3,510	1,644
Straight-line rent adjustments	(5,555)	(5,465)
Amortization of deferred financing costs	2,185	1,665
Stock-based compensation	4,914	5,966
AFFO(1)	$131,079	$132,657

(1)The years ended December 31, 2024 and 2023 include $4,098,000 and $5,650,000, respectively, of lease termination fee income received.
(2)The year ended December 31, 2024 includes the $2,000,000 GenesisCare Severance Fee, which will be recognized in rental revenues over the remaining GenesisCare Amended Master Lease term.
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
As of December 31, 2023, our total principal debt outstanding of $525,000,000 was fixed through 11 interest rate swap agreements, which mature, or matured, on various dates from December 31, 2024 to January 31, 2028. On November 27, 2024, we entered into two interest rate swap agreements, which have an effective date of December 31, 2024 and an aggregate notional amount of $150,000,000. Additionally, on December 6, 2024, we entered into two interest rate swap agreements, which have an effective date of December 31, 2024 and an aggregate notional amount of $100,000,000. The four swaps have a maturity date of March 20, 2029, and were entered into to replace five interest rate swaps with an aggregate notional amount of $250,000,000 that matured on December 31, 2024.

As of December 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2024, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $11,764,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2024, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to a value of $20,023,000. As of December 31, 2024, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement asset value of these interest rate swaps to a value of $3,311,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 9—"Credit Facility" and Note 12—"Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of December 31, 2024, the weighted average interest rate on our total principal debt outstanding was 4.62%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
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
None.
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider trading arrangements and policies. During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
The Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of the Board, our officers and our employees. The policy may be located on our Investor website at https://investors.silarealtytrust.com by hovering over “Governance,” and then clicking on “Governance Documents.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Company’s securities by our directors, officers and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of expected holding periods for real estate, net
As discussed in note 2 to the consolidated financial statements, the Company continually monitors events and changes in circumstances, including a shortening of the expected holding periods for real estate, that could indicate that the carrying amount of real estate may not be recoverable. The Company had $1.7 billion of real estate as of December 31, 2024.
We identified the assessment of the Company's evaluation of the expected holding periods of real estate as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding periods. A shortening of the expected holding periods could indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company's process to evaluate potential changes in the expected holding periods of real estate. We assessed the relevant events and circumstances that the Company used to evaluate its expected holding periods by:
•inquiring of Company officials, including those that are responsible for and have the authority over potential disposition activities, regarding changes to the expected holding periods
•obtaining written representations regarding potential plans to dispose of real estate
•reading minutes of the Company’s Board of Directors
•reading external communications with investors.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Tampa, Florida
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sila Realty Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sila Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Tampa, Florida
March 3, 2025

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate:
Land	$160,743	$157,821
Buildings and improvements, less accumulated depreciation of $277,024 and $227,156, respectively	1,546,877	1,470,831
Total real estate, net	1,707,620	1,628,652
Cash and cash equivalents	39,844	202,019
Intangible assets, less accumulated amortization of $122,208 and $102,456, respectively	125,655	134,999
Goodwill	17,700	17,700
Right-of-use assets	36,332	36,384
Other assets	79,923	79,825
Total assets	$2,007,074	$2,099,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $3,079 and $1,847, respectively	$521,921	$523,153
Accounts payable and other liabilities	33,405	30,381
Intangible liabilities, less accumulated amortization of $8,761 and $7,417, respectively	7,070	10,452
Lease liabilities	41,493	41,158
Total liabilities	603,889	605,144
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,779,631 and 61,154,404(1) shares issued, respectively; 55,075,006 and 56,983,564(1) shares outstanding, respectively	551	570
Additional paid-in capital	1,998,777	2,044,450
Distributions in excess of accumulated earnings	(607,499)	(567,188)
Accumulated other comprehensive income	11,356	16,603
Total stockholders’ equity	1,403,185	1,494,435
Total liabilities and stockholders’ equity	$2,007,074	$2,099,579

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Rental revenue	$186,856	$189,065	$179,986
Expenses:
Rental expenses	23,138	20,196	17,950
Listing-related expenses	3,012	—	—
General and administrative expenses	25,336	23,896	22,079
Depreciation and amortization	74,754	74,293	77,199
Impairment and disposition losses	1,210	24,252	47,424
Total operating expenses	127,450	142,637	164,652
Other (expense) income:
Gain on dispositions of real estate	341	22	460
Interest and other income	4,130	702	305
Interest expense	(21,220)	(23,110)	(24,077)
Total other (expense) income	(16,749)	(22,386)	(23,312)
Net income (loss) attributable to common stockholders	$42,657	$24,042	$(7,978)
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(5,247)	(11,387)	32,837
Comprehensive income attributable to common stockholders	$37,410	$12,655	$24,859
Weighted average number of common shares outstanding:
Basic(1)	56,228,545	56,799,886	56,330,011
Diluted(1)	56,685,496	57,261,637	56,330,011
Net income (loss) per common share attributable to common stockholders:
Basic(1)	$0.75	$0.42	$(0.14)
Diluted(1)	$0.75	$0.42	$(0.14)

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting and issuance of restricted common stock and performance-based deferred stock unit awards	291,826	—	—	—	—	—
Stock-based compensation	—	3	5,847	—	—	5,850
Other offering costs	—	—	(26)	—	—	(26)
Repurchase of common stock	(321,397)	(3)	(9,399)	—	—	(9,402)
Tender offer repurchase of common stock	(2,212,389)	(22)	(52,071)	—	—	(52,093)
Distributions to common stockholders	—	—	—	(82,968)	—	(82,968)
Other comprehensive loss	—	—	—	—	(5,247)	(5,247)
Net income	—	—	—	42,657	—	42,657
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	56,563,992	$566	$2,025,873	$(499,334)	$27,990	$1,555,095
Issuance of common stock under the distribution reinvestment plan	757,957	8	24,743	—	—	24,751
Vesting and issuance of restricted common stock and performance-based deferred stock unit awards	40,114	—	—	—	—	—
Stock-based compensation	—	—	6,284	—	—	6,284
Other offering costs	—	—	(80)	—	—	(80)
Repurchase of common stock	(378,499)	(4)	(12,370)	—	—	(12,374)
Distributions to common stockholders	—	—	—	(91,896)	—	(91,896)
Other comprehensive loss	—	—	—	—	(11,387)	(11,387)
Net income	—	—	—	24,042	—	24,042
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	56,044,985	561	2,006,085	(400,669)	(4,847)	1,601,130
Issuance of common stock under the distribution reinvestment plan	756,582	8	24,826	—	—	24,834
Vesting and issuance of restricted common stock	43,221	—	—	—	—	—
Stock-based compensation	—	—	4,180	—	—	4,180
Other offering costs	—	—	(4)	—	—	(4)
Repurchase of common stock	(280,796)	(3)	(9,214)	—	—	(9,217)
Distributions to common stockholders	—	—	—	(90,687)	—	(90,687)
Other comprehensive income	—	—	—	—	32,837	32,837
Net loss	—	—	—	(7,978)	—	(7,978)
Balance, December 31, 2022	56,563,992	$566	$2,025,873	$(499,334)	$27,990	$1,555,095

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$42,657	$24,042	$(7,978)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	74,754	74,293	77,199
Amortization of deferred financing costs	2,185	1,665	1,679
Amortization of above- and below-market leases, net	1,173	733	484
Other amortization expenses	735	794	2,302
Gain on dispositions of real estate	(341)	(22)	(460)
Loss on extinguishment of debt	228	—	3,367
Impairment and disposition losses	1,210	24,252	47,424
Straight-line rent adjustments, net of write-offs	(5,555)	(2,197)	(7,261)
Stock-based compensation	5,850	6,284	4,180
Changes in operating assets and liabilities:
Accounts payable and other liabilities	11,629	26	(170)
Other assets	(1,678)	(946)	909
Net cash provided by operating activities	132,847	128,924	121,675
Cash flows from investing activities:
Investments in real estate	(164,053)	(69,822)	(157,194)
Net proceeds from real estate dispositions	17,705	270,306	22,822
Capital expenditures and other costs	(2,989)	(3,177)	(8,440)
Payments of deposits for investments in real estate	(350)	—	—
Net cash (used in) provided by investing activities	(149,687)	197,307	(142,812)
Cash flows from financing activities:
Proceeds from credit facility	270,000	50,000	845,000
Payments on credit facility	(270,000)	(108,000)	(762,000)
Payments for extinguishment of debt	—	—	(4)
Payments of deferred financing costs	(2,578)	(193)	(6,937)
Repurchase of common stock	(9,402)	(12,374)	(9,217)
Offering costs on issuance of common stock	(61)	(47)	(192)
Distributions to common stockholders	(81,367)	(66,515)	(65,310)
Tender offer repurchase of common stock	(52,093)	—	—
Net cash (used in) provided by financing activities	(145,501)	(137,129)	1,340
Net change in cash, cash equivalents and restricted cash	(162,341)	189,102	(19,797)
Cash, cash equivalents and restricted cash - Beginning of year	202,185	13,083	32,880
Cash, cash equivalents and restricted cash - End of year	$39,844	$202,185	$13,083
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $0, $0, and $44, respectively	$18,335	$21,671	$17,361
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$9,979	$24,751	$24,834
Change in accrued distributions to common stockholders	$(8,378)	$630	$543
Change in accrued capital expenditures and other costs	$507	$(1,332)	$(3,705)
Right-of-use assets obtained in exchange for new lease liabilities	$814	$—	$15,305
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
On April 8, 2024, in anticipation of the Listing, the Company amended its charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of Common Stock of the Company, effective May 1, 2024, and the Company also amended its charter to decrease the par value of each issued and outstanding share of the Company's Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of the Company's Common Stock that may be issued pursuant to the Company’s Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, to reflect the Reverse Stock Split. The number of shares of the Company's Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of the Company’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of the Company’s authorized shares of Common Stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted as though the Reverse Stock Split had been effectuated prior to all periods presented.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced a modified "Dutch Auction" tender offer, or the Tender Offer, to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, the Company accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements. The Company funded the Tender Offer and related costs and fees with its available cash.
Share Repurchase Program
On August 16, 2024, the Company’s Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of the Company's outstanding Common Stock, or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions.

Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions to stockholders are determined by the board of directors, or the Board, and are dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists of demand deposits at commercial banks. Cash equivalents consist of highly liquid investments in money market funds with original maturities of three months or less at the time of purchase. Restricted cash consists of cash held in an escrow account in accordance with a tenant's lease agreement. Restricted cash is reported in other assets in the accompanying consolidated balance sheets. The Company maintains its cash, cash equivalents and restricted cash at various financial institutions. As of December 31, 2024, certain of the Company’s cash deposits exceeded federally insured amounts. To date, the Company has experienced no loss or lack of access to cash in its accounts. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning of year:
Cash and cash equivalents	$202,019	$12,917	$32,359
Restricted cash	166	166	521
Cash, cash equivalents and restricted cash	$202,185	$13,083	$32,880

End of year:
Cash and cash equivalents	$39,844	$202,019	$12,917
Restricted cash	—	166	166
Cash, cash equivalents and restricted cash	$39,844	$202,185	$13,083
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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, tenant improvements and intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the year ended December 31, 2024, all of the Company's acquisitions were determined to be asset acquisitions.
The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets.
The amount allocated to in-place leases includes an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. These in-place lease assets are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The amounts allocated to above-market and below-market leases are recorded based on the present value of the difference between: (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of current market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. These above-market and below-market amounts are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. If a lease is terminated, amended or modified prior to its stated expiration, all unamortized amounts of above-market and below-market lease values related to that lease would be recorded as an adjustment to rental revenue.
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

When developing estimates of expected future cash flows, the Company makes certain assumptions for the expected holding periods, future market rental rates subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, probability weighting of potential uses of the property, sale prices of comparable properties and required tenant improvements. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate assets.
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
Impairment losses on real estate, goodwill impairments and disposition losses, if any, are recorded as impairment and disposition losses in the accompanying consolidated statements of comprehensive income. Impairments and accelerated amortization of in-place leases are included in depreciation and amortization in the accompanying consolidated statements of comprehensive income. Impairments and accelerated amortization of above-market leases are recorded as a reduction to rental revenue in the accompanying consolidated statements of comprehensive income. Impairments and accelerated amortization of below-market leases are recorded as an increase to rental revenue in the accompanying consolidated statements of comprehensive income.
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
Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation, or ASC 718-10. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date, which is equal to the market value of the Company's Common Stock on that date of grant. Prior to the Listing, the fair value was estimated based on the most recent per share net asset value. The Company recognizes the impact of forfeitures as they occur.
Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company's Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and performance-based deferred stock unit awards, or Performance DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are also entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria is achieved and the Performance DSUs vest.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. The Company's healthcare properties are aggregated into one operating segment due to their similar economic characteristics. The aggregated operating segment is the Company's only reportable segment.
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2024, 2023 and 2022. The earliest tax year currently subject to examination is 2021.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company adopted the annual requirements of ASU 2023-07 and the disclosures required are included in Note 10—"Segment Reporting". The new interim period disclosures are required for fiscal years beginning January 1, 2025 and will be included in the Company's Quarterly Reports on Form 10-Q at that time. The adoption of this guidance did not have any impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses to improve disclosures about an entity's expenses and to provide detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosures about specific expense categories including purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Additionally, ASU 2024-03 requires a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods for fiscal years beginning after December 15, 2027, and should be applied either prospectively for reporting periods after the effective date of the ASU or retrospectively to all periods presented. Early adoption is permitted. The Company expects the adoption of this standard to expand its annual and interim expense disclosures, but otherwise have no impact on the consolidated financial statements.
Note 3—Real Estate
Acquisitions
During the year ended December 31, 2024, the Company purchased eight real estate properties in four separate transactions, which were determined to be asset acquisitions. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; intangible assets, consisting of in-place leases and right-of-use assets; and lease liabilities, based on the relative fair value method of allocating all accumulated costs. The Company engages a well-known real estate services firm to assist in performing the purchase allocation.

The following table summarizes the cash consideration transferred, including acquisition costs, and the purchase price allocation for acquisitions during the year ended December 31, 2024 (amounts in thousands):

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
Dispositions
On December 10, 2024, the Company sold the Yucca Valley Healthcare Facility for a sales price of $1,700,000, generating net proceeds of $1,587,000. The Company recognized a gain on sale of $265,000, which is presented in gain on dispositions of real estate in the consolidated statements of comprehensive income. The Yucca Valley Healthcare Facility was formerly leased to a tenant that was owned and sponsored by GenesisCare USA, Inc. and its affiliates, or GenesisCare.
On September 25, 2024, the Company sold the Fort Myers Healthcare Facility I and the Fort Myers Healthcare Facility II, or the Fort Myers Healthcare Facilities, for a sales price of $15,500,000, generating net proceeds of $14,679,000, excluding real estate tax pro-rations. The Fort Myers Healthcare Facilities were not previously held for sale, and the Company recognized a loss on disposition of $792,000, which represents the cost to sell, and is presented in impairment and disposition losses in the consolidated statements of comprehensive income. The Fort Myers Healthcare Facilities were formerly leased to a tenant that was owned and sponsored by GenesisCare.
On January 31, 2024, the Company sold one property for a sales price of $1,500,000, generating net proceeds of $1,439,000. The Company recognized a gain on sale of $76,000, which is presented in gain on dispositions of real estate in the consolidated statements of comprehensive income. The property was leased to a tenant under the common control of Vibra Healthcare, LLC, or Vibra. The Company was recognizing revenue from Vibra on a cash basis due to payment uncertainty. As a result of the property sale and lease termination, rental revenue from Vibra for the year ended December 31, 2024, included $4,098,000 of lease termination income received from the former tenant which is presented in rental revenue in the consolidated statements of comprehensive income, in addition to $902,000 of deferred rent from prior periods.
Investment Risk Concentrations
As of December 31, 2024, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the year ended December 31, 2024.

As of December 31, 2024, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the year ended December 31, 2024. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 14.9% of rental revenue for the year ended December 31, 2024.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company's real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. During the bankruptcy proceedings, GenesisCare sought U.S. bankruptcy court approval to reject certain unexpired real property leases. GenesisCare's lease obligations with the Company were not included in any motions. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. Prior to the GenesisCare Amended Master Lease, GenesisCare was a tenant at 17 of the Company's real estate properties pursuant to a first amendment to the second amended and restated master lease, or the GenesisCare Master Lease. The GenesisCare Amended Master Lease removed 10 of the Company's properties from the GenesisCare Master Lease, or the Severed Properties. The seven properties remaining under the GenesisCare Amended Master Lease will continue to be leased to GenesisCare and had no material changes in lease terms pursuant to the GenesisCare Master Lease. As a result of the GenesisCare Amended Master Lease, the Company entered into lease agreements with new tenants at seven of the Severed Properties during the year ended December 31, 2024. The Fort Myers Healthcare Facilities, which were sold on September 25, 2024, represented two of the Severed Properties. The Yucca Valley Healthcare Facility, which was sold on December 10, 2024, represented one of the Severed Properties. In exchange for the Severed Properties, the Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company will recognize the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the year ended December 31, 2024, the Company recognized $173,000 of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying consolidated statements of comprehensive income.
During the year ended December 31, 2024, the Company recorded impairment losses on real estate of $418,000 attributable to the Fort Myers Healthcare Facilities, following a reduction in the expected sales price that occurred during the three months ended June 30, 2024. The fair value of the Fort Myers Healthcare Facilities was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land and buildings and improvements. Additionally, during the year ended December 31, 2024, the Company recognized a $792,000 loss on disposition from the Fort Myers Healthcare Facilities related to costs to sell.
During the year ended December 31, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,667,000, and $2,038,000, respectively, as a result of the GenesisCare Amended Master Lease.
During the year ended December 31, 2023, the Company recorded impairment losses on real estate of $9,480,000 (including goodwill impairments of $1,238,000) as a result of GenesisCare announcing it had filed bankruptcy. In addition, during the year ended December 31, 2023, the Company recorded an impairment of in-place lease and above-market lease intangible assets on certain real estate properties formerly leased to GenesisCare of $1,130,000 and $260,000, respectively. The fair value of the real estate assets, which included the Fort Myers Healthcare Facilities was measured based on third-party purchase offers for the assets and resides within Level 2 of the fair value hierarchy. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land, buildings and improvements, and their related intangible assets.
Steward
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. During the year ended December 31, 2024, we received $1,392,000 of contractual base rent from Steward, which represents monthly contractual base rent, except for April and May for which Steward did not pay, and prorated rent through September 19, 2024, when the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease.
During the year ended December 31, 2023, the Company recorded impairment losses on real estate of $10,945,000 (including goodwill impairment losses of $350,000) on the real estate property leased to Steward.
Other Impairment Losses and Accelerated Amortization of Intangible Assets
In addition to the impairments and accelerated amortization of intangible assets disclosed above, the Company recorded the following additional impairments and accelerated amortization of intangible assets. During the year ended December 31,

2024, the Company recorded accelerated amortization of above-market lease intangible assets of $456,000, as a result of lease amendments. During the year ended December 31, 2023, the Company recorded impairment losses on real estate of $3,827,000 (including goodwill impairment losses of $2,422,000), as a result of property sales and tenant related triggering events that occurred at certain properties. During the year ended December 31, 2022, the Company recorded impairment losses on real estate of $47,424,000 (including goodwill impairments of $1,574,000). In addition, during the year ended December 31, 2022, the Company recorded an impairment of an in-place lease intangible asset of $4,345,000.
The following table summarizes the rollforward of goodwill for the years ended December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024			December 31, 2023
	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Balance at beginning of year	$20,795	$(3,095)	$17,700	$23,284	$(1,574)	$21,710
Goodwill associated with disposed reporting units	(730)	730	—	(2,489)	2,489	—
Impairment charges	—	—	—	—	(4,010)	(4,010)
Balance at end of year	$20,065	$(2,365)	$17,700	$20,795	$(3,095)	$17,700
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of December 31, 2024 and 2023 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2024	December 31, 2023
In-place leases, net of accumulated amortization of $114,774 and $95,325, respectively (with a weighted average remaining life of 7.3 years and 7.8 years, respectively)	$120,399	$125,188
Above-market leases, net of accumulated amortization of $7,434 and $7,131, respectively (with a weighted average remaining life of 7.6 years and 6.7 years, respectively)	5,256	9,811
	$125,655	$134,999
The aggregate weighted average remaining life of the intangible assets was 7.3 years and 7.7 years as of December 31, 2024 and 2023, respectively.
Amortization of intangible assets was $28,665,000, $23,766,000 and $27,389,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue, in the accompanying consolidated statements of comprehensive income.
Estimated amortization expense on the intangible assets as of December 31, 2024, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2025	$19,095
2026	17,547
2027	15,970
2028	14,436
2029	12,873
Thereafter	45,734
$125,655

Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of December 31, 2024 and 2023 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2024	December 31, 2023
Below-market leases, net of accumulated amortization of $8,761 and $7,417, respectively (with a weighted average remaining life of 6.1 years and 7.4 years, respectively)	$7,070	$10,452
Amortization of below-market leases was $3,383,000, $1,494,000 and $1,479,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible liabilities as of December 31, 2024, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2025	$1,260
2026	1,241
2027	1,216
2028	912
2029	754
Thereafter	1,687
$7,070
Note 6—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The following table summarizes the Company's rental income from operating leases for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income	$171,791	$176,323	$169,044
Variable lease income	15,065	12,742	10,942
Total rental revenue	$186,856	$189,065	$179,986

Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2024, for each of the next five years ending December 31, and thereafter, are as follows (amounts in thousands):

December 31, 2024(1)
2025	$165,510
2026	162,349
2027	159,381
2028	155,038
2029	150,328
Thereafter	1,025,867
Total	$1,818,473

(1)The table includes payments from a tenant who has been moved to the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of December 31, 2024.
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
The effects of the Company's operating leases are recorded in right-of-use assets and lease liabilities on the consolidated balance sheets.
The future rent payments under non-cancellable operating leases in effect as of December 31, 2024, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

December 31, 2024
2025	$2,782
2026	2,811
2027	2,852
2028	2,868
2029	2,603
Thereafter	103,513
Total undiscounted rental payments	117,429
Less imputed interest	(75,936)
Total lease liabilities	$41,493

The weighted average IBRs and weighted average remaining lease terms for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	35.2 years	36.5 years
The following table provides details of the Company's total lease costs for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

		Year Ended December 31,
	Location in Consolidated Statements of Comprehensive Income	2024	2023	2022
Operating lease costs:
Ground lease costs(1)	Rental expenses	$2,742	$2,727	$2,246
Corporate operating lease costs	General and administrative expenses	749	735	741

Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$830	$732	$531
Right-of-use assets obtained in exchange for new lease liabilities		$814	$—	$15,305

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.
Note 7—Other Assets
Other assets consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $2,988 and $1,917, respectively	$1,203	$2,271
Leasing commissions, net of accumulated amortization of $306 and $191, respectively	1,941	593
Restricted cash	—	166
Tenant receivables	3,281	2,398
Straight-line rent receivable	58,400	53,248
Real estate deposits	350	—
Prepaid and other assets	3,392	4,089
Derivative assets - interest rate swaps	11,356	17,060
	$79,923	$79,825
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2024, 2023, and 2022 was $1,071,000, $1,027,000, and $1,087,000, respectively.

Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$6,303	$3,906
Accrued interest expense	2,187	1,714
Accrued property taxes	3,897	3,687
Accrued personnel costs	6,660	4,425
Distributions payable to stockholders	—	7,782
Performance DSUs distributions payable	544	1,140
Tenant deposits	1,691	877
Deferred rental income	12,123	6,393
Derivative liabilities - interest rate swaps	—	457
	$33,405	$30,381
Note 9—Credit Facility
The Company's outstanding credit facility as of December 31, 2024 and 2023 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate(1)	December 31, 2024	December 31, 2023
2026 Variable rate revolving line of credit	—%	$—	$—
2024 Variable rate term loan fixed through interest rate swaps	—%	—	250,000
2027 Variable rate term loan fixed through interest rate swaps(2)	5.11%	250,000	—
2028 Variable rate term loan fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total credit facility, principal amount outstanding	4.62%	525,000	525,000
Unamortized deferred financing costs related to credit facility term loans		(3,079)	(1,847)
Total credit facility, net of deferred financing costs		$521,921	$523,153

(1)Weighted average contractual rate is as of December 31, 2024.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.
Significant activities regarding the credit facility during the year ended December 31, 2024, and subsequent, include:
•On March 20, 2024, the Company, the Operating Partnership, and certain of the Company's subsidiaries, entered into a senior unsecured amended and restated term loan agreement, or the 2027 Term Loan Agreement, with Truist Bank, as Administrative Agent for the lenders, for aggregate commitments of $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The maturity date for the 2027 Term Loan is March 20, 2027 and, at the Company's election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. The 2027 Term Loan Agreement was entered into to replace the Company's prior term loan agreement, which was paid off in its entirety upon closing of the 2027 Term Loan Agreement.
•In connection with the pay-off of our prior term loan agreement and entering into the 2027 Term Loan Agreement, the Company recognized a loss on extinguishment of debt of $228,000 during the year ended December 31, 2024. The loss on extinguishment of debt was recognized in interest expense in the accompanying consolidated statements of comprehensive income.
•On November 27, 2024, the Company entered into two interest rate swap agreements to hedge $150,000,000 of its 2027 variable rate term loan, which have an effective date of December 31, 2024.

•On December 6, 2024, the Company entered into two interest rate swap agreements to hedge $100,000,000 of its 2027 variable rate term loan, which have an effective date of December 31, 2024.
•On February 18, 2025, the Company entered into a senior unsecured revolving credit agreement, or the 2029 Revolving Credit Agreement, with Bank of America, N.A., as Administrative Agent for the lenders, for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of February 15, 2026, with the option to extend for two six-month periods. The Company did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or Secured Overnight Financing Rate, or SOFR, loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the 2027 Term Loan Agreement and a Second Amendment to the senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, to align certain terms and covenants to the 2029 Revolving Credit Agreement.
The principal payments due on the credit facility as of December 31, 2024, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
2025	$—
2026	—
2027	250,000
2028	275,000
2029	—
Thereafter	—
$525,000
As of December 31, 2024, the maximum commitments available under the revolving line of credit were $500,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,000,000,000. As of December 31, 2024, the maximum commitments available under the 2028 Term Loan Agreement were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The Company refers to the Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,025,000,000, as of December 31, 2024. Generally, the proceeds of loans made under the Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
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
Note 10—Segment Reporting
The Company's healthcare properties are aggregated into one operating segment due to their similar economic characteristics. The healthcare operating segment is the Company's only reportable segment.
In the healthcare operating segment, the Company generates income from rental revenue from leases and tenant reimbursements, which include additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses. Additionally, the healthcare operating segment earns interest income from real estate-related investments.
The Company's chief operating decision maker, or CODM, is the chief executive officer, who assesses the performance of the operating segment using net income, which is reported on the consolidated statements of comprehensive income as net income (loss) attributable to common stockholders. The CODM assesses net income at least quarterly to review budget-to-actual variances, review quarter-over-quarter actual variances, evaluate the operating performance of the healthcare properties, and allocate resources within the segment. Segment expenses provided to the CODM for budget-to-actual variance review and quarter-over-quarter actual variance review include rental expenses, listing-related expenses, general and administrative expenses, depreciation and amortization, impairment and disposition losses and interest expense. Additionally, the CODM considers net income when determining the amount of distributions necessary to maintain the Company's REIT status.
There were no intersegment sales or transfers during the years ended December 31, 2024, 2023 and 2022. Segment assets are reported on the consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the consolidated statements of cash flows as capital expenditures and other costs.
Note 11—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $525,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of December 31, 2024 and 2023, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$11,356	$—	$11,356
Total assets at fair value	$—	$11,356	$—	$11,356

	December 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$17,060	$—	$17,060
Total assets at fair value	$—	$17,060	$—	$17,060
Liabilities:
Derivative liabilities - interest rate swaps	$—	$457	$—	$457
Total liabilities at fair value	$—	$457	$—	$457
Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets— As of December 31, 2024, there were no real estate assets measured at fair value on a non-recurring basis. As of June 30, 2024, two real estate assets were measured at an aggregate fair value of $15,500,000 and resulted in the recognition of an impairment loss of $418,000 for the year ended December 31, 2024. The fair value was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy. The two real estate assets were sold in 2024.
As of December 31, 2023, six real estate assets were measured at an aggregate fair value of $37,600,000 and resulted in the recognition of an impairment loss of $20,758,000 for the year ended December 31, 2023. The fair value of three real estate assets of $21,400,000 were measured based on third-party purchase offers for the assets, which reside within Level 2 of the fair value hierarchy, and were sold in 2024. The fair value of three real estate assets of $16,200,000 were measured using a direct capitalization method or comparable sales information, which reside within Level 3 of the fair value hierarchy, one of these real estate assets was sold in 2024.
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $4,306,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense. On November 27, 2024, the Company entered into two interest rate swap agreements, which have an effective date of December 31, 2024 and an aggregate notional amount of $150,000,000. Additionally, on December 6, 2024, the Company entered into two interest rate swap agreements, which have an effective date of December 31, 2024 and an aggregate notional amount of $100,000,000. The four swaps have a maturity date of March 20, 2029, and a weighted average fixed interest rate of 3.76%, and were entered into to replace five interest rate swaps with an aggregate notional amount of $250,000,000 that matured on December 31, 2024. As of December 31, 2024, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	December 31, 2024			December 31, 2023
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	—%	05/01/2022 to 05/02/2022	12/31/2024	$—	$—	$—	$250,000	$9,172	$—
Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	275,000	9,261	—	275,000	7,888	(457)
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	2,095	—	—	—	—
				$525,000	$11,356	$—	$525,000	$17,060	$(457)

(1)     Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in Other Comprehensive Income on Derivatives	Location of Income Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss)	Total Amount of Line Item in Consolidated Statements of Comprehensive Income
Year Ended December 31, 2024
Interest rate swaps	$12,002	Interest expense	$17,249	$(21,220)
Year Ended December 31, 2023
Interest rate swaps	$5,293	Interest expense	$16,680	$(23,110)
Year Ended December 31, 2022
Interest rate swaps	$32,317	Interest expense	$(520)	$(24,077)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of both December 31, 2024 and December 31, 2023, the Company had no derivatives with fair value in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both December 31, 2024 and December 31, 2023, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2024 and 2023 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2024	$11,356	$—	$11,356	$—	$—	$11,356
December 31, 2023	$17,060	$—	$17,060	$(457)	$—	$16,603

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2024	$—	$—	$—	$—	$—	$—
December 31, 2023	$457	$—	$457	$(457)	$—	$—
Note 13—Stockholders' Equity
On April 8, 2024, the Company amended its charter to effect a one-for-four reverse stock split, effective May 1, 2024. On June 13, 2024, authorized but unissued shares of Class I Common Stock, Class T Common Stock and Class T2 Common Stock were reclassified into additional shares of Class A Common Stock and outstanding shares of Class I Common Stock and Class T Common Stock were converted into shares of Class A Common Stock. Class A Common Stock was then immediately renamed “Common Stock” and is the sole class of stock traded on the NYSE. See Note 1—"Organization and Business Operations" for further details.
Distributions Paid and Distributions Payable
The Company paid distributions per share of Common Stock in the amount of $1.60, after giving effect to the Reverse Stock Split, for each of the years ended December 31, 2024, 2023, and 2022. The Company declared distributions per share of Common Stock in the amount of $1.47, $1.60 and $1.60, after giving effect to the Reverse Stock Split, for the years ended December 31, 2024, 2023, and 2022, respectively.
On October 18, 2024, the Board approved a change in the frequency of the Company's distributions to its stockholders from monthly distributions to quarterly distributions, effective in 2025. On February 25, 2025, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 26, 2025, to the Company's stockholders of record as of the close of business on March 12, 2025.
On April 5, 2024, the Board approved the termination of the distribution reinvestment plan, effective May 1, 2024.
Share Repurchases
During the year ended December 31, 2024, the Company repurchased 321,397 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (283,909 Class A shares, 7,574 Class I shares and 29,914 Class T shares), or 0.56% of shares outstanding as of December 31, 2023, for an aggregate purchase price of $9,402,000 (an average of $29.25 per share). Additionally, during the year ended December 31, 2024, the Company purchased 2,212,389 shares of Common Stock as a result of the Tender Offer described below. During the year ended December 31, 2023, the Company repurchased 378,499 Class A shares, Class I shares and Class T shares of Common Stock, after giving effect to the Reverse Stock Split (295,501 Class A shares, 26,415 Class I shares and 56,583 Class T shares), or 0.67% of shares outstanding as of December 31, 2022, for an aggregate purchase price of $12,374,000 (an average of $32.69 per share).
Share Repurchase Program
On August 16, 2024, the Company's Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of the Company's outstanding Common Stock or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The Company did not repurchase any shares under the Share Repurchase Program during the year ended December 31, 2024. Therefore, as of December 31, 2024, up to $25,000,000 of the Company's Common Stock remained available for repurchase under the Share Repurchase Program.
Terminated Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or the Terminated SRP, allowed for repurchases of shares of the Company’s Common Stock upon meeting certain criteria. On April 5, 2024, the Board approved the suspension of the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Listing.
"Dutch Auction" Tender Offer
On June 13, 2024, in conjunction with the Listing, the Company commenced the Tender Offer to purchase shares of its Common Stock for cash at a price per share of not greater than $24.00 nor less than $22.60, net to the seller in cash, less any applicable withholding taxes and without interest, for a maximum aggregate purchase price of no more than $50,000,000. The Tender Offer expired on July 19, 2024. As a result of the Tender Offer, the Company accepted for purchase 2,212,389 shares of Common Stock (which represented approximately 3.9% of the total number of shares of Common Stock outstanding as of July 19, 2024) at a purchase price of $22.60 per share, for an aggregate purchase price of approximately $50,000,000, excluding all related costs and fees. The Company incurred $2,093,000 of costs and fees related to the Tender Offer which are recorded as a reduction in equity on the accompanying consolidated financial statements. The Company funded the Tender Offer and related costs and fees with its available cash.
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Unrealized Income (Loss) on Derivative Instruments
Balance as of December 31, 2021	$(4,847)
Other comprehensive income before reclassification	32,317
Amount of loss reclassified from accumulated other comprehensive loss to net loss	520
Other comprehensive income	32,837
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	5,293
Amount of income reclassified from accumulated other comprehensive income to net income	(16,680)
Other comprehensive loss	(11,387)
Balance as of December 31, 2023	$16,603
Other comprehensive income before reclassification	12,002
Amount of income reclassified from accumulated other comprehensive income to net income	(17,249)
Other comprehensive loss	(5,247)
Balance as of December 31, 2024	$11,356
The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	(Income) Loss Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)			Affected Line Items in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2024	2023	2022
Interest rate swap contracts	$(17,249)	$(16,680)	$520	Interest expense

Note 14—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company's Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and Performance DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria is achieved and the Performance DSUs vest.
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Earnings:
Net income (loss) attributable to common stockholders	$42,657	$24,042	$(7,978)
Less: Income allocated to participating securities	(244)	(118)	—
Net income (loss) used in basic earnings per share	42,413	23,924	(7,978)
Add back: Income allocated to participating securities	244	118	—
Net income (loss) used in diluted earnings per share	$42,657	$24,042	$(7,978)

Weighted Average Shares:
Basic weighted average number of common shares outstanding(1)	56,228,545	56,799,886	56,330,011
Dilutive effect of weighted average shares of non-vested restricted common stock(1)	324,032	280,408	—
Dilutive effect of weighted average shares of Performance DSUs(1)	132,919	181,343	—
Diluted weighted average number of common shares outstanding(1)	56,685,496	57,261,637	56,330,011

Net income (loss) per share attributable to common stockholders:
Basic(1)	$0.75	$0.42	(0.14)
Diluted(1)(2)	$0.75	$0.42	(0.14)

(1)     Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
(2)     For the year ended December 31, 2022, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a net loss from operations, which would make potentially dilutive shares of 335,000 related to non-vested shares of restricted common stock and Performance DSUs, anti-dilutive.
Note 15—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, executive officers, and employees. Under the A&R Incentive Plan, the Board has authorized a total of 1,250,000 shares of Common Stock for issuance on a fully diluted basis at any time. As of December 31, 2024, there were 534,247 shares of Common Stock available for grant under the A&R Incentive Plan. Awards made under the A&R Incentive Plan are subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, encumbered, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period.
During the year ended December 31, 2024, the Company made awards of restricted Common Stock and Performance DSUs under the A&R Incentive Plan to its directors, officers and employees. Shares of restricted Common Stock granted to officers and employees generally vest ratably over four years while shares of restricted Common Stock granted to independent directors generally cliff vest after one year. Performance DSUs granted to officers vest at the end of a performance period of three years. The number of Performance DSUs, if any, that will actually be earned pursuant to a Performance DSU award will depend on the level of performance achieved with respect to applicable performance goals during the applicable performance period.

The Company recognized accelerated stock-based compensation expense of $936,000, $318,000 and $402,000 for the years ended December 31, 2024, 2023 and 2022, respectively, primarily as a result of the acceleration of awards pursuant to severance agreements with departed executive officers. The Company recognized total stock-based compensation expense of $5,850,000, $6,284,000, and $4,180,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
The total fair value of shares that vested under the A&R Incentive Plan was $9,642,000, $1,335,000 and $1,434,000 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, there was $7,113,000 and $6,807,000, respectively, of total unrecognized compensation expense related to shares of the Company's restricted Common Stock and Performance DSUs. This expense is expected to be recognized over a remaining weighted average period of 2.52 years. This expected expense does not include the impact of any future stock-based compensation awards.
The following table summarizes the activity on our restricted Common Stock and Performance DSUs for the year ended December 31, 2024:

	Shares(1)	Weighted-Average Grant-Date Fair Value Per Share(2)
Nonvested at December 31, 2023	504,626	$—
Granted	299,754	20.96
Vested(3)	(356,421)	—
Forfeited	(34,480)	20.65
Adjustment to Performance DSUs(4)	(24,712)	—
Nonvested at December 31, 2024	388,767	$20.99

(1)Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
(2)The weighted-average grant-date fair value only relates to shares granted after the Listing as applicable. Shares granted prior to the Listing are not incorporated in the weighted-average calculation as the Company did not have publicly traded shares.
(3)Shares vested during the year ended December 31, 2024, include 64,595 Performance DSUs that vested but have not yet been issued.
(4)Represents the change in Performance DSUs estimated to be issued based on the terms of the respective Performance DSUs granted and the Company's performance through December 31, 2024.
Note 16—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Character of Distributions(1):	2024	2023	2022
Ordinary dividends	62.79%	61.41%	40.94%
Capital gain distributions	—%	—%	—%
Nontaxable distributions	37.21%	38.59%	59.06%
Total	100.00%	100.00%	100.00%

(1)Attributable to Class A shares, Class I shares, and Class T shares of common stock until the Listing and attributable to Common Stock after the Listing for the year ended December 31, 2024. Attributable to Class A shares, Class I shares, and Class T shares of common stock for the year ended December 31, 2023. Attributable to Class A shares, Class I shares, Class T shares, and Class T2 shares of common stock for the year ended December 31, 2022.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2024, 2023 and 2022. The earliest tax year currently subject to examination is 2021.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2024, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 17—Commitments and Contingencies
Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
Unfunded Loan Commitments
On November 5, 2024, the Company entered into two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029, or the Maturity Date. The Mezzanine Loans bear interest at a rate of 13% per annum for the period commencing November 5, 2024 through November 4, 2027, and 15% per annum for the period commencing November 5, 2027 through the Maturity Date. The Company will receive an upfront fee of 2% of the total loan amount of the Mezzanine Loans due prior to the first disbursement, as well as an additional 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2027 and another 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2028. The Mezzanine Loans include purchase options for the Company for both the inpatient rehabilitation facility and the behavioral healthcare facility upon completion of construction. Unfunded loan commitments include amounts undrawn on the Mezzanine Loans. As of December 31, 2024, no amounts have been drawn on the Mezzanine Loans, and unfunded loan commitments totaled $17,543,000. Prior to making advances on this commitment, we confirm that there has been no material adverse change in the progress of the construction project, financial or otherwise, and there have been no events of default by the borrower and confirm that the borrower is currently in compliance with the loan terms and conditions. In some cases, the borrower’s access to the full amount of the loan is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2024, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Distributions Authorized
On February 25, 2025, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 26, 2025, to the Company's stockholders of record as of the close of business on March 12, 2025. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Revolving Credit Agreement
On February 18, 2025, the Company entered into the 2029 Revolving Credit Agreement, with Bank of America, N.A., as Administrative Agent for the lenders, for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the

Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of February 15, 2026, with the option to extend for two six-month periods. The Company did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, the Company extinguished all commitments associated with the prior revolving line of credit. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or SOFR loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the 2027 Term Loan Agreement and a Second Amendment to the 2028 Term Loan Agreement to align certain terms and covenants to the 2029 Revolving Credit Agreement.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2024
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(a)	$762	$2,970	$106	$762	$3,076	$3,838	$1,061	1993	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(a)	356	3,167	713	356	3,880	4,236	1,008	2001	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(a)	684	4,903	—	684	4,903	5,587	1,467	2004	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—		4,049	19,991	(13,054)	2,018	8,968	10,986	374	1973	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(a)	8,297	35,615	—	8,297	35,615	43,912	9,376	2014	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(a)	367	1,587	201	367	1,788	2,155	706	2014	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(a)	—	2,805	—	—	2,805	2,805	775	2009	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(a)	1,558	20,549	—	1,558	20,549	22,107	5,334	2014	02/17/2015
Clarion Healthcare Facility	Clarion, PA	—	(a)	462	5,377	48	462	5,425	5,887	1,740	2012	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(a)	1,858	20,140	(260)	1,598	20,140	21,738	5,039	2015	06/05/2015
Augusta Healthcare Facility	Augusta, ME	—	(a)	556	14,401	103	556	14,504	15,060	3,867	2010	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(a)	446	10,239	4	446	10,243	10,689	2,576	2014	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(a)	650	9,919	—	650	9,919	10,569	2,485	2014	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(a)	229	5,416	—	229	5,416	5,645	1,566	2004	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(a)	1,504	20,193	1,650	1,504	21,843	23,347	5,173	2007	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(a)	824	7,530	—	824	7,530	8,354	1,914	2003	07/30/2015
Omaha Healthcare Facility	Omaha, NE	—	(a)	1,259	9,796	—	1,259	9,796	11,055	2,370	2014	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(a)	1,679	23,926	—	1,679	23,926	25,605	5,672	2005	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(a)	214	3,209	—	214	3,209	3,423	768	2005	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(a)	3,120	9,312	—	3,120	9,312	12,432	2,216	1998	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	—	(a)	4,626	30,509	99	4,626	30,608	35,234	7,497	1985	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(a)	991	8,366	—	991	8,366	9,357	2,184	1994	12/29/2015
Edmond Healthcare Facility	Edmond, OK	—	(a)	796	3,199	—	796	3,199	3,995	843	2002	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(a)	452	1,081	—	452	1,081	1,533	293	2006	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(a)	368	2,344	28	368	2,372	2,740	621	2007	01/27/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(a)	412	1,173	—	412	1,173	1,585	316	1995	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(a)	541	12,445	—	541	12,445	12,986	3,258	2008	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—	(a)	2,724	7,626	29,843	2,725	37,468	40,193	5,971	2018	03/01/2016
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(a)	896	3,684	84	896	3,768	4,664	993	2007	03/07/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	—	(a)	3,203	32,380	—	3,203	32,380	35,583	7,258	2016	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(a)	2,614	639	22,091	2,895	22,449	25,344	4,170	2017	06/24/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(a)	2,002	15,384	—	2,002	15,384	17,386	3,402	1997	06/30/2016
Marlton Healthcare Facility	Marlton, NJ	—	(a)	—	57,154	5	—	57,159	57,159	11,614	1995	11/01/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	—	(a)	2,533	39,487	1,655	2,533	41,142	43,675	9,403	2008	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(a)	975	4,963	818	1,002	5,754	6,756	1,337	1992	12/22/2016
Aurora Healthcare Facility	Aurora, IL	—	(a)	973	9,632	280	973	9,912	10,885	2,029	2002	03/30/2017
Allen Healthcare Facility	Allen, TX	—	(a)	857	20,582	—	857	20,582	21,439	4,317	2007	03/31/2017
Austin Healthcare Facility	Austin, TX	—	(a)	1,368	32,039	—	1,368	32,039	33,407	6,721	2012	03/31/2017
Beaumont Healthcare Facility	Beaumont, TX	—	(a)	946	8,372	—	946	8,372	9,318	1,766	1991	03/31/2017

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2024
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Date Acquired
San Antonio Healthcare Facility	San Antonio, TX	—	(a)	1,813	11,706	—	1,813	11,706	13,519	2,394	1984	06/29/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(a)	1,530	7,506	71	1,530	7,577	9,107	1,706	2005	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(a)	1,542	4,981	—	1,542	4,981	6,523	1,219	2007	09/20/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(a)	1,251	15,878	235	1,251	16,113	17,364	4,110	2002	12/21/2017
Carrollton Healthcare Facility	Carrollton, TX	—	(a)	1,995	5,870	56	1,995	5,926	7,921	1,116	2015	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(a)	1,443	12,114	36	1,443	12,150	13,593	2,062	2015	06/08/2018
Indianola Healthcare Facility	Indianola, IA	—	(a)	330	5,698	132	330	5,830	6,160	988	2014	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(a)	709	6,061	—	709	6,061	6,770	1,075	2011	09/26/2018
Benton Healthcare Facility	Benton, AR	—	(a)	—	19,048	231	—	19,279	19,279	3,215	1992/1999	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(a)	—	1,647	—	—	1,647	1,647	309	1983	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(a)	930	3,539	28	930	3,567	4,497	664	1995	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(a)	384	2,077	—	384	2,077	2,461	399	2009	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(a)	336	22,332	169	336	22,501	22,837	4,355	2008	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(a)	659	5,626	—	659	5,626	6,285	1,084	2004	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(a)	471	2,780	—	471	2,780	3,251	544	1992	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(a)	647	3,364	—	647	3,364	4,011	515	2016	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(a)	—	12,137	—	—	12,137	12,137	1,741	1998	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(a)	—	23,677	83	—	23,760	23,760	3,476	1998	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(a)	—	13,515	—	—	13,515	13,515	1,948	2013	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(a)	—	5,998	—	—	5,998	5,998	869	1998	09/19/2019
Akron Healthcare Facility	Green, OH	—	(a)	3,503	38,512	—	3,503	38,512	42,015	5,346	2012	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(a)	1,085	10,277	—	1,085	10,277	11,362	1,714	2013	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(a)	2,206	26,044	—	2,206	26,044	28,250	3,494	2008	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(a)	—	5,076	—	—	5,076	5,076	680	2007	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(a)	414	1,900	—	414	1,900	2,314	338	2011	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(a)	3,229	7,534	(2,806)	2,196	5,761	7,957	793	2006	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(a)	567	1,269	—	567	1,269	1,836	234	2010	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—		1,199	4,373	—	1,199	4,373	5,572	603	2002	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(a)	—	39,740	—	—	39,740	39,740	5,308	2012	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(a)	2,238	16,635	—	2,238	16,635	18,873	2,211	1984	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—		400	1,536	—	400	1,536	1,936	236	2004	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(a)	6,072	27,457	—	6,072	27,457	33,529	3,589	2011	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(a)	615	1,596	—	615	1,596	2,211	285	2005	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(a)	3,586	32,363	—	3,586	32,363	35,949	4,363	1962	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—		2,659	9,016	—	2,659	9,016	11,675	1,214	2009	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—		139	1,910	—	139	1,910	2,049	272	1999	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(a)	485	24,855	—	485	24,855	25,340	3,303	1994	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—		385	3,182	—	385	3,182	3,567	450	2005	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—		342	950	—	342	950	1,292	151	1993	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(a)	—	22,114	4,783	—	26,897	26,897	4,853	2010	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(a)	383	5,355	11	383	5,366	5,749	786	2010	10/04/2019
Hammond Healthcare Facility	Hammond, LA	—	(a)	2,693	23,750	—	2,693	23,750	26,443	3,277	2006	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(a)	950	12,147	—	950	12,147	13,097	1,657	2004	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2024
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Date Acquired
Henderson Healthcare Facility	Henderson, NV	—		839	2,390	—	839	2,390	3,229	352	2000	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(a)	752	5,832	—	752	5,832	6,584	781	1998	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(a)	529	1,818	—	529	1,818	2,347	325	2011	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—		1,233	6,173	—	1,233	6,173	7,406	876	2009	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(a)	4,819	35,424	—	4,819	35,424	40,243	4,785	2004	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—		636	1,784	—	636	1,784	2,420	321	2008	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—		651	5,323	—	651	5,323	5,974	747	2007	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—		441	2,956	—	441	2,956	3,397	435	2002	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(a)	5,210	39,939	20	5,210	39,959	45,169	5,301	2003	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(a)	257	1,733	—	257	1,733	1,990	298	2003	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(a)	250	11,231	—	250	11,231	11,481	1,635	1964	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(a)	208	1,002	—	208	1,002	1,210	178	2008	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(a)	2,568	11,386	—	2,568	11,386	13,954	1,533	2007	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(a)	1,309	14,024	—	1,309	14,024	15,333	1,994	1965	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(a)	1,316	9,822	—	1,316	9,822	11,138	1,510	2007	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(a)	414	2,043	—	414	2,043	2,457	339	2010	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—		582	5,927	27	582	5,954	6,536	885	2005	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—		2,286	5,481	(3,767)	1,227	2,773	4,000	88	2008	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(a)	1,824	22,809	—	1,824	22,809	24,633	3,010	2012	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(a)	—	31,694	—	—	31,694	31,694	4,182	1987	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(a)	3,273	19,697	1,202	3,273	20,899	24,172	3,092	2017	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—		741	3,049	—	741	3,049	3,790	404	2003	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—		2,300	20,186	—	2,300	20,186	22,486	2,683	2014	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(a)	248	700	—	248	700	948	136	2007	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(a)	328	12,908	—	328	12,908	13,236	1,750	2013	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(a)	446	12,986	—	446	12,986	13,432	1,744	1998	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	821	4,139	9	821	4,148	4,969	620	2012	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—	(a)	—	—	25,324	—	25,324	25,324	2,369	2021	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—	(a)	1,763	—	8,177	1,763	8,177	9,940	1,297	2020	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(a)	831	3,690	—	831	3,690	4,521	524	2018	02/19/2020
Tampa Healthcare Facility	Tampa, FL	—	(a)	—	10,297	106	—	10,403	10,403	1,493	2015	09/08/2020
Tucson Healthcare Facility IV	Tucson, AZ	—		—	58	18,057	—	18,115	18,115	2,062	2022	12/22/2020
Greenwood Healthcare Facility	Greenwood, IN	—	(a)	1,603	22,588	—	1,603	22,588	24,191	2,179	2008	04/19/2021
Clive Healthcare Facility II	Clive, IA	—	(a)	1,555	17,898	—	1,555	17,898	19,453	1,599	2008	12/08/2021
Clive Healthcare Facility III	Clive, IA	—	(a)	843	12,299	57	843	12,356	13,199	949	2008	12/08/2021
Clive Healthcare Facility IV	Clive, IA	—	(a)	720	7,863	—	720	7,863	8,583	743	2009	12/08/2021
Clive Undeveloped Land	Clive, IA	—		1,061	—	—	1,061	—	1,061	—	—	12/08/2021
Clive Undeveloped Land II	Clive, IA	—		460	—	—	460	—	460	—	—	12/08/2021
Yukon Healthcare Facility	Yukon, OK	—	(a)	1,288	16,779	—	1,288	16,779	18,067	1,301	2020	03/10/2022
Pleasant Hills Healthcare Facility	Pleasant Hills, PA	—	(a)	922	12,905	28	922	12,933	13,855	1,134	2015	05/12/2022
Prosser Healthcare Facility I	Prosser, WA	—	(a)	282	1,933	—	282	1,933	2,215	169	2020	05/20/2022
Prosser Healthcare Facility II	Prosser, WA	—	(a)	95	3,374	—	95	3,374	3,469	285	2013	05/20/2022
Prosser Healthcare Facility III	Prosser, WA	—	(a)	59	2,070	—	59	2,070	2,129	173	2013	05/20/2022

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2024
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed	Date Acquired
Tampa Healthcare Facility II	Tampa, FL	—	(a)	—	47,042	—	—	47,042	47,042	3,070	2022	07/20/2022
Escondido Healthcare Facility	Escondido, CA	—	(a)	—	57,675	—	—	57,675	57,675	3,646	2021	07/21/2022
West Palm Beach Healthcare Facility	West Palm Beach, FL	—	(a)	2,064	7,011	171	2,064	7,182	9,246	306	1999	06/15/2023
Burr Ridge Healthcare Facility	Burr Ridge, IL	—	(a)	4,828	46,152	75	4,828	46,227	51,055	1,716	2010	09/27/2023
Brownsburg Healthcare Facility	Brownsburg, IN	—	(a)	1,520	32,417	—	1,520	32,417	33,937	918	2023	02/26/2024
Cave Creek Healthcare Facility	Cave Creek, AZ	—		1,963	15,037	—	1,963	15,037	17,000	445	2021	03/20/2024
Marana Healthcare Facility	Tucson, AZ	—		1,371	12,860	—	1,371	12,860	14,231	396	2020	03/20/2024
Surprise Healthcare Facility	Surprise, AZ	—		2,007	14,348	—	2,007	14,348	16,355	424	2020	03/20/2024
Tucson Healthcare Facility V	Tucson, AZ	—		791	13,260	—	791	13,260	14,051	404	2020	03/20/2024
Weslaco Healthcare Facility	Weslaco, TX	—		1,169	12,659	—	1,169	12,659	13,828	383	2019	03/20/2024
Reading Healthcare Facility	Reading, PA	—		—	9,847	—	—	9,847	9,847	201	2020	05/21/2024
Fort Smith Healthcare Facility	Fort Smith, AR	—		—	25,131	—	—	25,131	25,131	408	2021	07/25/2024
		$—		$164,817	$1,722,898	$96,929	$160,743	$1,823,901	$1,984,644	$277,024

(a)Property is contributed to the pool of unencumbered properties of the Company's credit facility. As of December 31, 2024, 112 commercial real estate properties were contributed to the pool of unencumbered properties under the Company's credit facility and the Company had an outstanding principal balance of $525,000,000.
(b)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(c)The aggregated cost for federal income tax purposes is approximately $2,121,973,000 (unaudited).
(d)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.

    NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Real Estate:
Balance at beginning of year	$1,855,808	$2,089,200	$2,015,330
Additions:
Acquisitions	144,380	60,055	144,424
Improvements	3,628	1,727	4,735
Other adjustments	—	—	182
Deductions:
Impairment	(794)	(28,651)	(53,230)
Dispositions	(18,118)	(266,523)	(22,241)
Other adjustments	(260)	—	—
Balance at end of year	$1,984,644	$1,855,808	$2,089,200

Accumulated Depreciation:
Balance at beginning of year	$(227,156)	$(209,118)	$(165,784)
Additions:
Depreciation	(50,410)	(52,404)	(51,584)
Deductions:
Impairment	376	8,409	8,250
Dispositions	166	25,957	—
Other adjustments	—	—	—
Balance at end of year	$(277,024)	$(227,156)	$(209,118)

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

3.2
Sila Realty Trust, Inc. Amended and Restated Bylaws, as amended November 18, 2024 (included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-42129) filed on November 19, 2024, and incorporated here by reference).

4.1*	Description of Capital Stock Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1†
Employment Agreement, dated November 7, 2024, by and among Sila Realty Management Company, LLC, Sila Realty Trust, Inc. and Christopher K. Flouhouse (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-42129) filed on November 13, 2024, and incorporated herein by reference).

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

10.3.1†
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Mary (“Kay”) C. Neely (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.4†
Carter Validus Mission Critical REIT II, Inc. Amended and Restated 2014 Restricted Share Plan, dated March 6, 2020 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 10, 2020, and incorporated herein by reference).

10.4.1†*	First Amendment to the Carter Validus Mission Critical REIT II, Inc. Amended and Restated 2014 Restricted Share Plan.

10.5†	Form of Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on January 8, 2021, and incorporated herein by reference).

10.6†
Form of First Amendment to Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

10.7†*	Form of 2024 Deferred Stock Award Agreement.

10.8†	Form of Restricted Stock Award Agreement (Executive Officers) (included as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.9†	Form of Restricted Stock Award Agreement (Directors) (included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.10†
Form of Restricted Stock Award Agreement (Non-Directors Non-Executive Officers) (included as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.11†
Form of Restricted Stock Award Agreement (Executive Officers) (included as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.12†
Form of Restricted Stock Award Agreement (Independent Directors) (included as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.13
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

10.13.1
First Amendment to the Term Loan Agreement (2028 Term Loan Agreement), dated as of December 8, 2023, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on December 8, 2023, and incorporated herein by reference).

10.13.2
Second Amendment to Term Loan Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

10.14
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

10.15
Amended and Restated Term Loan Agreement, dated as of March 20, 2024, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 21, 2024, and incorporated herein by reference).

10.15.1
First Amendment to Amended and Restated Term Loan Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

10.16
Amended and Restated Guaranty Agreement, dated as of March 20, 2024 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 21, 2024, and incorporated herein by reference).

10.17
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

10.17.1
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

10.18
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

10.19
Credit Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

19.1*	Insider Trading Policy.

21.1*	List of the Company's Significant Subsidiaries.

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.
Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: March 3, 2025	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2025	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	March 3, 2025
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer, Executive Vice President and Treasurer	March 3, 2025
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chair of the Board of Directors	March 3, 2025
Jonathan Kuchin

/s/ Z. JAMIE BEHAR	Director	March 3, 2025
Z. Jamie Behar

/s/ ADRIENNE KIRBY	Director	March 3, 2025
Adrienne Kirby

/s/ VERETT MIMS	Director	March 3, 2025
Verett Mims

/s/ ROGER PRATT	Director	March 3, 2025
Roger Pratt