Form 10-Q
period 2025-03-31
Sila Realty Trust, Inc.
filed 2025-05-09
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2025, there were 55,145,873 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Real estate:
Land	$160,743	$160,743
Buildings and improvements, less accumulated depreciation of $289,458 and $277,024, respectively	1,561,007	1,546,877
Total real estate, net	1,721,750	1,707,620
Cash and cash equivalents	30,458	39,844
Intangible assets, less accumulated amortization of $127,178 and $122,208, respectively	123,662	125,655
Goodwill	17,700	17,700
Right-of-use assets - operating leases	36,066	36,332
Right-of-use assets - finance lease	1,901	—
Other assets	83,394	79,923
Total assets	$2,014,931	$2,007,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,885 and $3,079, respectively	$554,115	$521,921
Accounts payable and other liabilities	30,881	33,405
Intangible liabilities, less accumulated amortization of $9,076 and $8,761, respectively	6,755	7,070
Operating lease liabilities	41,342	41,493
Finance lease liabilities	74	—
Total liabilities	633,167	603,889
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,897,727 and 61,779,631 shares issued, respectively; 55,145,873 and 55,075,006 shares outstanding, respectively	551	551
Additional paid-in capital	1,998,893	1,998,777
Distributions in excess of accumulated earnings	(621,898)	(607,499)
Accumulated other comprehensive income	4,218	11,356
Total stockholders’ equity	1,381,764	1,403,185
Total liabilities and stockholders’ equity	$2,014,931	$2,007,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Rental revenue	$48,256	$50,639
Expenses:
Rental expenses	6,326	5,554
Listing-related expenses	—	56
General and administrative expenses	5,698	8,174
Depreciation and amortization	17,762	18,898
Impairment losses	3,531	—
Total operating expenses	33,317	32,682
Other income (expense):
Gain on dispositions of real estate	—	76
Interest and other income	455	2,241
Interest expense	(7,325)	(5,294)
Increase in current expected credit loss reserve	(171)	—
Total other expense	(7,041)	(2,977)
Net income attributable to common stockholders	$7,898	$14,980
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(7,138)	2,868
Comprehensive income attributable to common stockholders	$760	$17,848
Weighted average number of common shares outstanding:
Basic	55,130,665	57,113,041
Diluted	55,620,892	57,661,507
Net income per common share attributable to common stockholders:
Basic	$0.14	$0.26
Diluted	$0.14	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185
Vesting and issuance of restricted common stock and performance-based deferred stock unit awards	118,096	—	—	—	—	—
Stock-based compensation	—	1	1,260	—	—	1,261
Repurchase of common stock	(47,229)	(1)	(1,144)	—	—	(1,145)
Distributions to common stockholders	—	—	—	(22,297)	—	(22,297)
Other comprehensive loss	—	—	—	—	(7,138)	(7,138)
Net income	—	—	—	7,898	—	7,898
Balance, March 31, 2025	55,145,873	$551	$1,998,893	$(621,898)	$4,218	$1,381,764

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	200,343	2	5,995	—	—	5,997
Vesting and issuance of restricted common stock and performance-based deferred stock unit awards	183,024	—	—	—	—	—
Stock-based compensation	—	1	1,323	—	—	1,324
Other offering costs	—	—	(26)	—	—	(26)
Repurchase of common stock	(143,283)	(1)	(4,285)	—	—	(4,286)
Distributions to common stockholders	—	—	—	(22,785)	—	(22,785)
Other comprehensive income	—	—	—	—	2,868	2,868
Net income	—	—	—	14,980	—	14,980
Balance, March 31, 2024	57,223,648	$572	$2,047,457	$(574,993)	$19,471	$1,492,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income attributable to common stockholders	$7,898	$14,980
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	17,762	18,898
Amortization of deferred financing costs	652	452
Amortization of above- and below-market leases, net	(129)	(780)
Other amortization expenses	184	184
Increase in current expected credit loss reserve	171	—
Gain on dispositions of real estate	—	(76)
Loss on extinguishment of debt	233	228
Impairment losses	3,531	—
Straight-line rent adjustments, net of write-offs	(2,388)	(1,176)
Stock-based compensation	1,261	1,324
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(3,604)	2,039
Other assets	(1,442)	499
Net cash provided by operating activities	24,129	36,572
Cash flows from investing activities:
Investments in real estate	(35,315)	(124,913)
Net proceeds from real estate dispositions	—	1,439
Capital expenditures and other costs	(577)	(446)
Net payments of deposits for investments in real estate	(150)	—
Net cash used in investing activities	(36,042)	(123,920)
Cash flows from financing activities:
Proceeds from credit facility	32,000	250,000
Payments on credit facility	—	(250,000)
Payments of deferred financing costs	(5,839)	(2,460)
Repurchase of common stock	(1,145)	(4,286)
Offering costs on issuance of common stock	—	(61)
Distributions to common stockholders	(22,489)	(17,622)
Net cash provided by (used in) financing activities	2,527	(24,429)
Net change in cash, cash equivalents and restricted cash	(9,386)	(111,777)
Cash, cash equivalents and restricted cash - Beginning of period	39,844	202,185
Cash, cash equivalents and restricted cash - End of period	$30,458	$90,408
Supplemental cash flow disclosure:
Interest paid	$6,477	$5,524
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$—	$5,997
Change in accrued distributions to common stockholders	$(192)	$(834)
Change in accrued capital expenditures and other costs	$(527)	$(479)
Change in accrued acquisition costs related to investments in real estate	$5	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$74	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
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
The Company's common stock, par value $0.01 per share, or the Common Stock, is the sole class of stock traded on the New York Stock Exchange, or the NYSE, under the ticker symbol "SILA."
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2025. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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

	Three Months Ended March 31,
	2025	2024
Beginning of period:
Cash and cash equivalents	$39,844	$202,019
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$39,844	$202,185

End of period:
Cash and cash equivalents	$30,458	$90,242
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$30,458	$90,408
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under Accounting Standards Codification, or ASC, 326, Financial Instruments - Credit Losses, or ASC 326, reflects the Company's current estimate of potential credit losses related to the Company's unfunded commitments on mezzanine loans that the Company has entered into. Other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Pursuant to ASC 326, a CECL reserve should be estimated for off-balance-sheet exposures over the contractual period in which it is exposed to credit risk via a present contractual obligation to extend credit. The CECL reserve should consider the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company determines the CECL reserve quarterly by using a probability of default/loss given default method. ASC 326 details factors the Company should consider when developing the CECL reserve, including historical loss data, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Additionally, the Company considers credit quality when developing the CECL reserve, including the borrower credit rating and the underlying collateral and progress of developments, if applicable, among other considerations. The Company considers both of the mezzanine loans as a pool when developing the CECL reserve.
Pursuant to ASC 326, the Company has made an accounting policy election not to measure the CECL reserve for accrued interest receivables, as these will be written off, if deemed uncollectible, in a timely manner. The Company generally suspends the income accrual for loans at the earlier of the date at which payments become 90 days past due or when, in the Company's opinion, recovery of income and principal becomes doubtful.
During the three months ended March 31, 2025, the Company recorded an increase to the current expected credit loss reserve of $171,000 in the accompanying condensed consolidated statements of comprehensive income. The current expected credit loss reserve has a balance of $171,000, related to the Company's unfunded commitments on mezzanine loans, reported within accounts payable and other liabilities on the condensed consolidated balance sheets. See Note 16—"Commitments and Contingencies" for additional details regarding the Company's unfunded commitments on mezzanine loans.
Stock-based Compensation
On March 6, 2020, the Board approved the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation, or ASC 718-10. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. For market-based awards, compensation costs are recognized over the service period regardless of whether the market performance measures are achieved. The Company's performance-based awards and market-based awards are collectively referred to as "Performance DSUs". The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date, which is equal to the market value of the Company's Common Stock on that date of grant. Prior to the Company's listing on the NYSE, the fair value was estimated based on the most recent per share net asset value. The Company recognizes the impact of forfeitures as they occur.

Changes in Presentation
The Company previously presented expenses related to its June 13, 2024 listing on the NYSE within general and administrative expenses. These amounts have been reclassified to listing-related expenses in the accompanying condensed consolidated statements of comprehensive income for the prior period to conform to the current period presentation.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses to improve disclosures about an entity's expenses and to provide detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosures about specific expense categories including purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Additionally, ASU 2024-03 requires a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods for fiscal years beginning after December 15, 2027, and should be applied either prospectively for reporting periods after the effective date of the ASU or retrospectively to all periods presented. Early adoption is permitted. The Company expects the adoption of this standard to expand its annual and interim expense disclosures, but otherwise have no impact on the condensed consolidated financial statements.
Note 3—Real Estate
Acquisitions
During the three months ended March 31, 2025, the Company purchased one real estate property that was subject to a ground lease, which was determined to be an asset acquisition. The Company allocated the purchase price to tangible assets, consisting of building and improvements, and tenant improvements; intangible assets, consisting of an in-place lease and right-of-use assets - finance lease; and finance lease liabilities, based on the relative fair value method of allocating all accumulated costs. The Company engaged a well-known real estate services firm to assist in performing the purchase price allocation.
The following table summarizes the cash consideration transferred, including acquisition costs, and the purchase price allocation for the acquisition during the three months ended March 31, 2025 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred (amount in thousands)
Knoxville Healthcare Facility	03/04/2025	100%	$35,320
Total			$35,320

Total
Building and improvements	$26,515
Tenant improvements	4,001
In-place leases	2,977
Right-of-use assets - finance lease	1,901
Total assets acquired	35,394
Finance lease liabilities	(74)
Total liabilities assumed	(74)
Net assets acquired	$35,320
The Company capitalized acquisition costs of $202,000, which are included in the allocation of the real estate acquisition presented above.
Investment Risk Concentrations
As of March 31, 2025, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2025.
As of March 31, 2025, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2025. The leases with tenants at properties under the common control of Post Acute Medical, LLC and its affiliates accounted for 16.2% of rental revenue for the three months ended March 31, 2025.
Steward

On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease.
During the three months ended March 31, 2025, the Company recorded impairment losses on real estate of $3,531,000 attributable to the Stoughton Healthcare Facility. The fair value of the Stoughton Healthcare Facility was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy. This impairment was allocated to buildings and improvements.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company's real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. The Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company recognizes the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the three months ended March 31, 2025 and 2024, the Company recognized $57,000 and $3,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Accelerated Amortization of Intangible Assets
During the three months ended March 31, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $2,082,000, $158,000, and $1,013,000, respectively, primarily due to the GenesisCare Amended Master Lease.
Impairment losses on real estate are recorded as impairment losses in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of above-market leases is recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Assets, Net
Intangible assets, net, consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2025	December 31, 2024
In-place leases, net of accumulated amortization of $119,558 and $114,774, respectively (with a weighted average remaining life of 7.1 years and 7.3 years, respectively)	$118,592	$120,399
Above-market leases, net of accumulated amortization of $7,620 and $7,434, respectively (with a weighted average remaining life of 7.3 years and 7.6 years, respectively)	5,070	5,256
	$123,662	$125,655
The aggregate weighted average remaining life of the intangible assets was 7.1 years and 7.3 years as of March 31, 2025 and December 31, 2024, respectively.
Amortization of intangible assets was $4,970,000 and $7,478,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue, in the accompanying condensed consolidated statements of comprehensive income.

Note 5—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2025	December 31, 2024
Below-market leases, net of accumulated amortization of $9,076 and $8,761, respectively (with a weighted average remaining life of 5.9 years and 6.1 years, respectively)	$6,755	$7,070
Amortization of below-market leases was $315,000 and $1,387,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The following table summarizes the Company's rental revenue from operating leases for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Rental income	$44,097	$46,797
Variable lease income	4,159	3,842
Total rental revenue	$48,256	$50,639
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

March 31, 2025(1)
Period ending December 31, 2025	$126,433
2026	165,651
2027	162,670
2028	158,117
2029	153,400
Thereafter	1,108,823
Total	$1,875,094

(1)The table includes payments from a tenant who is on the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of March 31, 2025.
Lessee
The Company is subject to various non-cancellable operating lease agreements on which certain of its properties reside (ground leases) and for its corporate office. Additionally, the Company has one non-cancellable lease agreement that is classified as a finance lease related to a ground lease of a healthcare property.
The Company's operating leases and finance lease do not provide implicit interest rates. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating leases and finance lease.

The effects of the Company's operating leases are recorded in right-of-use assets - operating leases and operating lease liabilities on the condensed consolidated balance sheets. The effects of the Company's finance lease are recorded in right-of-use assets - finance lease and finance lease liabilities on the condensed consolidated balance sheets.
The future rent payments under non-cancellable leases in effect as of March 31, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

	Operating	Finance
Period ending December 31, 2025	$2,052	$9
2026	2,811	9
2027	2,852	9
2028	2,868	9
2029	2,603	9
Thereafter	103,513	58
Total undiscounted rental payments	116,699	103
Less imputed interest	(75,357)	(29)
Total lease liabilities	$41,342	$74

The weighted average IBR and weighted average remaining lease term as of March 31, 2025 and December 31, 2024 for the Company's operating leases are as follows:

	March 31, 2025	December 31, 2024
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	35.1 years	35.2 years
The weighted average IBR and weighted average remaining lease term as of March 31, 2025 and December 31, 2024 for the Company's finance lease is as follows:

	March 31, 2025	December 31, 2024
IBR	5.8%	—%
Remaining lease term	11.3 years	—
The following table provides details of the Company's total lease costs for the three months ended March 31, 2025 and 2024 (amounts in thousands):

		Three Months Ended March 31,
	Location in Condensed Consolidated Statements of Comprehensive Income	2025	2024
Operating lease costs:
Ground lease costs(1)	Rental expenses	$689	$682
Corporate operating lease costs	General and administrative expenses	183	189
Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$244	$176
Right-of-use assets obtained in exchange for new finance lease liabilities		$74	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.

Note 7—Other Assets
Other assets consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $190 and $2,988, respectively	$6,360	$1,203
Leasing commissions, net of accumulated amortization of $354 and $306, respectively	2,368	1,941
Tenant receivables	4,960	3,281
Straight-line rent receivable	60,544	58,400
Real estate deposits	500	350
Prepaid and other assets	2,638	3,392
Derivative assets - interest rate swaps	6,024	11,356
	$83,394	$79,923
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$7,016	$6,303
Accrued interest expense	2,183	2,187
Accrued property taxes	4,026	3,897
Accrued personnel costs	1,703	6,660
Performance DSUs distributions payable	352	544
Tenant deposits	1,691	1,691
Deferred rental income	11,933	12,123
Derivative liabilities - interest rate swaps	1,806	—
Current expected credit loss reserve for unfunded loan commitments	171	—
	$30,881	$33,405
Note 9—Credit Facility
The Company's outstanding credit facility as of March 31, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate(1)	March 31, 2025	December 31, 2024
2029 Variable rate revolving line of credit	5.58%	$32,000	$—
2027 Variable rate term loan fixed through interest rate swaps(2)	5.11%	250,000	250,000
2028 Variable rate term loan fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total credit facility, principal amount outstanding	4.68%	557,000	525,000
Unamortized deferred financing costs related to credit facility term loans		(2,885)	(3,079)
Total credit facility, net of deferred financing costs		$554,115	$521,921

(1)Weighted average contractual rate is as of March 31, 2025.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.

Significant activities regarding the credit facility during the three months ended March 31, 2025 include:
•On February 18, 2025, the Company entered into a senior unsecured revolving credit agreement, or the 2029 Revolving Credit Agreement, with Bank of America, N.A., as Administrative Agent for the lenders, for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement, with the option to extend for two six-month periods. The Company did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, the Company extinguished all commitments associated with the 2026 Revolving Credit Agreement. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or Secured Overnight Financing Rate, or SOFR, loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent, or the 2027 Term Loan Agreement, and a Second Amendment to the senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, to align certain terms and covenants to the 2029 Revolving Credit Agreement.
•In connection with entering into the 2029 Revolving Credit Agreement to replace the 2026 Revolving Credit Agreement, the Company recognized a loss on extinguishment of debt of $233,000 during the three months ended March 31, 2025. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility as of March 31, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
Period ending December 31, 2025	$—
2026	—
2027	250,000
2028	275,000
2029	32,000
Thereafter	—
$557,000
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
The Company's chief operating decision maker, or CODM, is the chief executive officer, who assesses the performance of the operating segment using net income, which is reported on the condensed consolidated statements of comprehensive income as net income attributable to common stockholders. The CODM assesses net income at least quarterly to review budget-to-actual variances, review quarter-over-quarter actual variances, evaluate the operating performance of the healthcare properties, and allocate resources within the segment. Segment expenses provided to the CODM for budget-to-actual variance review and quarter-over-quarter actual variance review include rental expenses, general and administrative expenses, depreciation and amortization, impairment and disposition losses and interest expense. Additionally, the CODM considers net income when determining the amount of distributions necessary to maintain the Company's REIT status.
There were no intersegment sales or transfers during the three months ended March 31, 2025 and 2024. Segment assets are reported on the condensed consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the condensed consolidated statements of cash flows as capital expenditures and other costs.
Note 11—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Credit facility—The outstanding principal of the credit facility was $557,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of March 31, 2025 and December 31, 2024, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$6,024	$—	$6,024
Total assets at fair value	$—	$6,024	$—	$6,024
Liabilities:
Derivative liabilities - interest rate swaps	$—	$1,806	$—	$1,806
Total liabilities at fair value	$—	$1,806	$—	$1,806

	December 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$11,356	$—	$11,356
Total assets at fair value	$—	$11,356	$—	$11,356
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets— As of March 31, 2025, one real estate asset was measured at fair value of $7,000,000 and resulted in the recognition of an impairment loss of $3,531,000 for the three months ended March 31, 2025. The fair value was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy.
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $3,327,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense. As of March 31, 2025, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	March 31, 2025			December 31, 2024
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	275,000	6,024	(267)	275,000	9,261	—
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	—	(1,539)	250,000	2,095	—
				$525,000	$6,024	$(1,806)	$525,000	$11,356	$—

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive Income on Derivatives	Location of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2025
Interest rate swaps	$(5,745)	Interest expense	$1,393	$(7,325)
Three Months Ended March 31, 2024
Interest rate swaps	$7,393	Interest expense	$4,525	$(5,294)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2025, the fair value of derivatives related to counterparties that were in a net liability position was $1,020,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2024, the Company had no counterparties with fair value of derivatives in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both March 31, 2025 and December 31, 2024, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2025 and December 31, 2024 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2025	$6,024	$—	$6,024	$(766)	$—	$5,258
December 31, 2024	$11,356	$—	$11,356	$—	$—	$11,356

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2025	$1,806	$—	$1,806	$(766)	$—	$1,040
December 31, 2024	$—	$—	$—	$—	$—	$—
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
Distributions Paid and Distributions Payable
The Company paid and declared distributions per share of Common Stock in the amount of $0.40 for each of the three months ended March 31, 2025 and 2024.
On May 6, 2025, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on June 4, 2025, to the Company's stockholders of record as of the close of business on May 21, 2025.
On April 5, 2024, the Board approved the termination of the distribution reinvestment plan, effective May 1, 2024.
Share Repurchases
Share Repurchase Program
On August 16, 2024, the Company's Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of the Company's outstanding Common Stock or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The Company did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2025, or during the year ended December 31, 2024. Therefore, as of March 31, 2025 and as of December 31, 2024, up to $25,000,000 of the Company's Common Stock remained available for repurchase under the Share Repurchase Program.

Repurchase of Common Stock
During the three months ended March 31, 2025, the Company repurchased 47,229 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,145,000 (an average of $24.24 per share). During the three months ended March 31, 2024, the Company repurchased 143,283 Class A shares, Class I shares and Class T shares of Common Stock pursuant to the Terminated Share Repurchase Program (as defined below) and for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards (128,492 Class A shares, 3,104 Class I shares and 11,687 Class T shares), for an aggregate purchase price of $4,286,000 (an average of $29.92 per share).
Terminated Share Repurchase Program
The Company’s Amended and Restated Share Repurchase Program, or the Terminated SRP, allowed for repurchases of shares of the Company’s Common Stock upon meeting certain criteria. On April 5, 2024, the Board approved the suspension of the Terminated SRP, effective immediately, and the termination of the Terminated SRP, effective upon the Company's listing on the NYSE.
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2024	$11,356
Other comprehensive loss before reclassification	(5,745)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,393)
Other comprehensive loss	(7,138)
Balance as of March 31, 2025	$4,218

Unrealized Income on Derivative Instruments
Balance as of December 31, 2023	16,603
Other comprehensive income before reclassification	7,393
Amount of income reclassified from accumulated other comprehensive income to net income	(4,525)
Other comprehensive income	2,868
Balance as of March 31, 2024	$19,471
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Interest rate swap contracts	$(1,393)	$(4,525)	Interest expense

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
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings:
Net income attributable to common stockholders	$7,898	$14,980
Less: Income allocated to participating securities	(45)	(74)
Net income used in basic earnings per share	7,853	14,906
Add back: Income allocated to participating securities	45	74
Net income used in diluted earnings per share	$7,898	$14,980

Weighted Average Shares:
Basic weighted average number of common shares outstanding	55,130,665	57,113,041
Dilutive effect of weighted average shares of non-vested restricted common stock	314,110	285,370
Dilutive effect of weighted average shares of Performance DSUs	176,117	263,096
Diluted weighted average number of common shares outstanding	55,620,892	57,661,507

Net income per share attributable to common stockholders:
Basic	$0.14	$0.26
Diluted	$0.14	$0.26
Note 15—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, executive officers, and employees.
On April 2, 2025, the Board adopted the second amendment to the A&R Incentive Plan, or the Second Amendment, subject to approval by the Company's stockholders at the Company's 2025 annual meeting of stockholders to be held on May 21, 2025. If the Second Amendment is approved by the Company's stockholders, it will, among other things, increase the number of shares authorized for issuance by 1,000,000 shares to 2,250,000 shares.
During the three months ended March 31, 2025, the Company granted time-based awards to its executive officers and certain employees, consisting of 110,141 restricted shares of Common Stock, or the Time-Based 2025 Awards. The Time-Based 2025 Awards will vest 25% annually following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions. As of March 31, 2025, there was $2,532,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
Additionally, during the three months ended March 31, 2025, the Company's compensation committee granted Performance DSUs to its executive officers, or the Performance-Based 2025 Awards. The Performance-Based 2025 Awards will be measured based on the Company's market performance over a three-year performance period ending on December 31, 2027. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2025 Awards, if any, will be issued following the performance period end date. Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market-based thresholds over a three-year performance period. The number of shares of Common Stock that vest is based on the Company's total shareholder return, or TSR, relative to that of the MSCI US REIT Index and a Healthcare REIT Peer Group on a percentile basis. As of March 31, 2025, there was $2,432,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.

The Time-Based 2025 Awards and the Performance-Based 2025 Awards, or collectively, the 2025 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
The Company recognized total stock-based compensation expense of $1,261,000 and $1,324,000 for the three months ended March 31, 2025 and 2024, respectively. The Company did not recognize accelerated stock-based compensation expense for the three months ended March 31, 2025. The Company recognized accelerated stock-based compensation expense of $863,000 for the three months ended March 31, 2024, primarily as a result of the acceleration of awards pursuant to severance agreements with departed executive officers. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
Note 16—Commitments and Contingencies
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
Unfunded Loan Commitments
On November 5, 2024, the Company entered into two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029, or the Maturity Date. The Mezzanine Loans bear interest at a rate of 13% per annum for the period commencing November 5, 2024 through November 4, 2027, and 15% per annum for the period commencing November 5, 2027 through the Maturity Date. The Company will receive an upfront fee of 2% of the total loan amount of the Mezzanine Loans due prior to the first disbursement, as well as an additional 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2027 and another 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2028. The Mezzanine Loans include purchase options for the Company for both the inpatient rehabilitation facility and the behavioral healthcare facility upon completion of construction. Unfunded loan commitments include amounts undrawn on the Mezzanine Loans. As of March 31, 2025, no amounts have been drawn on the Mezzanine Loans, and unfunded loan commitments totaled $17,543,000. Prior to making advances on this commitment, the Company will confirm that there has been no material adverse change in the progress of the construction project, financial or otherwise, and there have been no events of default by the borrower and will confirm that the borrower is currently in compliance with the loan terms and conditions. In some cases, the borrower’s access to the full amount of the loan is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2025, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 17—Subsequent Events
Distributions Authorized
On May 6, 2025, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on June 4, 2025, to the Company's stockholders of record as of the close of business on May 21, 2025. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Acquisition of Dover Healthcare Facility
On April 16, 2025, the Company purchased 100% of the ownership interests in a healthcare property in Dover, Delaware, or the Dover Healthcare Facility, for a contract purchase price of $23,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2025, or the 2024 Annual Report on Form 10-K.
The terms “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, expected interest rates and interest rate hedging impacts and practices, tariffs and changes in other governmental policies, term loan requirements, our share repurchases, our acquisitions and dispositions, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
As of March 31, 2025, we owned 136 real estate properties and two undeveloped land parcels.

Critical Accounting Estimates
Our critical accounting estimates are disclosed in our 2024 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2024 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and qualify, to be taxed as a real estate investment trust, or a REIT, for federal income tax purposes, and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Factors That May Influence Results of Operations
We are not aware at this time of any material trends or uncertainties, other than national economic conditions and those discussed below, affecting our real estate properties, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income, management and operation of our properties other than those set forth in our 2024 Annual Report on Form 10-K.
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future increases or decreases are uncertain. Higher interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy.
To the extent our tenants have also experienced difficulties due to the foregoing economic and market conditions, and if there are changes to governmental medical reimbursements, they may be unable or unwilling to make payments or perform their obligations when due. Most of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or consumer price index (CPI) increases.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of March 31, 2025, our properties were 96.0% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Number of real estate properties (1)	136	136
Leased square feet	5,117,000	5,217,000
Weighted average percentage of rentable square feet leased	96.0%	99.2%

(1)As of March 31, 2025 and March 31, 2024, we owned 136 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Real estate properties acquired	1	6
Real estate properties disposed	—	1
Aggregate purchase price of real estate properties acquired (1)	$35,320,000	$124,918,000
Net book value of real estate properties disposed	$—	$1,352,000
Leased square feet of real estate property additions	70,000	214,000
Leased square feet of real estate property dispositions	—	71,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three months ended March 31, 2025 and 2024. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our same store properties. We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table details our total rental revenue for the three months ended March 31, 2025, compared to the comparable period in 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Same store rental revenue	$40,676	$40,011	$665	1.7%
Same store tenant reimbursements	4,073	3,638	435	12.0%
Non-same store rental revenue	3,421	6,786	(3,365)	(49.6)%
Non-same store tenant reimbursements	85	203	(118)	(58.1)%
Other operating income	1	1	—	—%
Total rental revenue	$48,256	$50,639	$(2,383)	(4.7)%
•Same store rental revenue increased primarily due to a $1,357,000 increase as a result of new and renewal leasing activity, a $243,000 increase in annual base rent escalations for leases indexed to CPI, a $158,000 increase related to less accelerated amortization of above-market lease intangible assets as a result of lease amendments in the prior period, a $115,000 increase related to the acceleration of previously deferred rent as a result of a tenant at a multi-tenant property who vacated its 2,107 square feet of leased space in the current period, a $62,000 increase in rent recognized on cash basis as a result of a tenant with payment uncertainty who was paying less rent in the prior period and had annual base rent escalations in the current year being compared, and a $54,000 increase attributable to the amortization of GenesisCare severance fee income, partially offset by a $688,000 decrease related to less accelerated amortization of below-market lease intangible liabilities as a result of lease amendments in the prior period, and a $636,000 decrease resulting from a vacant property due to a lease termination in the prior year.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to lease termination income of $4,098,000 recognized in the prior period, a $1,689,000 decrease from properties sold since January 1, 2024, a $325,000 decrease related to less accelerated amortization of below-market lease intangibles due to a property sold in the prior year, and a $184,000 decrease related to a property that is under re-development, effective December 13, 2024, partially offset by a $2,931,000 increase attributable to properties acquired since January 1, 2024.
•Non-same store tenant reimbursements decreased primarily due to properties sold since January 1, 2024.
•There were no material changes in other operating income.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Same store rental expenses	$6,118	$5,287	$831	15.7%
Non-same store rental expenses	208	267	(59)	(22.1)%
Listing-related expenses	—	56	(56)	n/a
General and administrative expenses	5,698	8,174	(2,476)	(30.3)%
Depreciation and amortization	17,762	18,898	(1,136)	(6.0)%
Impairment losses	3,531	—	3,531	n/a
Total operating expenses	$33,317	$32,682	$635	1.9%
•Same store rental expenses increased primarily due to a $490,000 increase in expenses, most of which are subject to reimbursement by our tenants, due to higher operating costs in the current period and a $341,000 increase in non-reimbursable operating costs resulting from a lease termination in the prior year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, decreased primarily due to a $169,000 decrease primarily attributable to properties sold since January 1, 2024, partially offset by a $110,000 increase from properties acquired since January 1, 2024.
•Listing-related expenses of $56,000 were recorded during the three months ended March 31, 2024, and consisted of advisory fees for legal, banking, and other advisory services, related to our listing on the New York Stock Exchange, or the NYSE, on June 13, 2024, or the Listing.
•General and administrative expenses decreased primarily due to a $2,608,000 decrease in personnel costs primarily attributable to separation pay resulting from the departure of our former chief accounting officer and former chief investment officer and performance bonuses, a $863,000 decrease in accelerated stock-based compensation as a result of accelerated awards due to severance, a $496,000 decrease in costs primarily attributable to transfer agent and custodial fees as result of the Listing, and a $90,000 decrease in legal fees, partially offset by an $800,000 increase in stock-based compensation and a $781,000 increase in other administrative costs primarily due to audit fees as a result of the audit of internal controls over financial reporting due to (among other things) the change in our filer status to a large accelerated filer.
•Depreciation and amortization decreased primarily due to a $2,082,000 decrease in accelerated amortization of in-place lease intangible assets, primarily due to lease terminations in prior periods, a $332,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $148,000 decrease from properties sold since January 1, 2024, partially offset by a $1,343,000 increase due to properties acquired since January 1, 2024 and a $83,000 increase due to assets placed in service since January 1, 2024.
•Impairment losses were recorded in the amount of $3,531,000 during the three months ended March 31, 2025, attributable to the impacts of a lease termination at the Stoughton Healthcare Facility in the prior year, based on inputs that are derived principally from observable market data related to the marketing for sale of the asset. We did not record any impairment losses during the three months ended March 31, 2024.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gain on dispositions of real estate	$—	$76	$(76)	n/a
Interest and other income	455	2,241	(1,786)	(79.7)%
Interest expense	(7,325)	(5,294)	(2,031)	38.4%
Increase in current expected credit loss reserve	(171)	—	(171)	n/a
Total other (expense) income	$(7,041)	$(2,977)	$(4,064)	136.5%
•During the three months ended March 31, 2025, we did not dispose of any real estate properties. On January 31, 2024, we sold one property for a sales price of $1,500,000, resulting in a gain on sale of $76,000.
•Interest and other income decreased primarily due to a decline in dividend income. The decrease in dividend income was primarily attributable to a lower average investment in money market funds due to the deployment of proceeds in the prior year.
•Interest expense increased primarily due to a $1,826,000 increase primarily resulting from a higher weighted average interest rate on our credit facility driven by higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024, a $200,000 increase in amortization of deferred financing costs, and a $5,000 increase in loss on extinguishment of debt in connection with entering into the 2029 Revolving Credit Agreement (as defined below) to replace the 2026 Revolving Credit Agreement (as defined below).
•The current expected credit loss reserve increased by $171,000 due to the initial recognition of expected credit losses associated with two mezzanine loans we entered into in November 2024.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. Interest rates on variable rate debt increased in recent years and then declined some due to the interest rate cuts by the Federal Reserve in the second half of 2024. Future increases or decreases are difficult to predict during the current uncertain macroeconomic environment, particularly given the recent, frequent, and significant changes in U.S. tariffs. That said, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 94% of our outstanding debt as of March 31, 2025, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
We believe we will have sufficient liquidity available to meet our obligations in a timely manner, under both normal and stressed conditions, for the next twelve months. In addition, we expect that our listing on the NYSE will enhance our liquidity given that we now have publicly-traded stock. We may issue such publicly-traded stock within the next twelve months, afterwards, or both to raise funds to meet our liquidity needs.

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
Material Cash Requirements
As of March 31, 2025, we had $30,458,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require $46,348,000 in cash over the next twelve months, of which $26,043,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2025), $17,543,000 is related to unfunded loan commitment amounts on our mezzanine loans, and $2,762,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of March 31, 2025, we had material obligations beyond twelve months in the amount of $709,660,000, inclusive of $595,620,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2025) and $114,040,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2025, we had $557,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2025, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of March 31, 2025, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of March 31, 2025, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of March 31, 2025, the maximum commitments available under our senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The 2029 Revolving Credit Agreement was entered into on February 18, 2025, to replace our prior Revolving Credit Agreement with Truist Bank, as Administrative Agent for the Lenders, that had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement. Upon closing of the 2029 Revolving Credit Agreement, we extinguished all commitments associated with the 2026 Revolving Credit Agreement. As of March 31, 2025, the 2029 Revolving Credit Agreement had an aggregate outstanding principal balance of $32,000,000.
As of March 31, 2025, the maximum commitments available under our senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of March 31, 2025, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.

As of March 31, 2025, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2029 Revolving Credit Agreement and 2027 Term Loan Agreement. As of March 31, 2025, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,125,000,000, as of March 31, 2025. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of March 31, 2025, we had a total pool availability under our Unsecured Credit Facility of $1,125,000,000 and an aggregate outstanding principal balance of $557,000,000; therefore, $568,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$24,129	$36,572	$(12,443)
Net cash used in investing activities	$(36,042)	$(123,920)	$87,878
Net cash provided by (used in) financing activities	$2,527	$(24,429)	$26,956
Operating Activities
•Net cash provided by operating activities decreased primarily due to a decrease in cash due to property dispositions, vacancies, lease terminations, lease termination income, dividend income from money market funds, and an increase in interest paid on our Unsecured Credit Facility, partially offset by an increase in cash collected for rent resulting from property acquisitions and annual rent increases.
Investing Activities
Significant investing activities included:
•Investment of $35,315,000 to purchase one property during the three months ended March 31, 2025, compared to an investment of $124,913,000 to purchase six properties in two separate transactions during the three months ended March 31, 2024.
•There were no property dispositions during the three months ended March 31, 2025. Received $1,439,000 from the sale of a property during the three months ended March 31, 2024.
•Funded capital expenditures, primarily for tenant improvements, of $577,000 during the three months ended March 31, 2025, compared to $446,000 funded during the three months ended March 31, 2024.
Financing Activities
Significant financing activities included:
•Payment of $22,489,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the three months ended March 31, 2025, compared to $17,622,000 during the three months ended March 31, 2024.
•Repurchase of $1,145,000 of common stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards during the three months ended March 31, 2025, compared to $4,286,000 of common stock repurchased pursuant to our terminated amended and restated share repurchase program and for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards during the three months ended March 31, 2024.
•Payment of $5,839,000 in deferred financing costs primarily as a result of entering into the 2029 Revolving Credit Agreement during the three months ended March 31, 2025, compared to $2,460,000 as a result of entering into the 2027 Term Loan Agreement during the three months ended March 31, 2024.

•The following Unsecured Credit Facility related activity during the three months ended March 31, 2025:
◦Draw of $32,000,000 on the 2029 Revolving Credit Agreement to fund an acquisition.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2025, our cash flows provided by operations of approximately $24,129,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $22,489,000, of which all were cash) during such period. For the three months ended March 31, 2024, our cash flows provided by operations of approximately $36,572,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $23,619,000, of which $17,622,000 was cash and $5,997,000 was reinvested in shares of our common stock pursuant to the distribution reinvestment plan, or DRIP) during such period.
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
We calculate Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact our operating performance on an ongoing basis, items that affect comparability to prior periods and/or items that are not related to our core real estate operations. We consider it to be a useful supplemental financial performance measure because it provides investors with additional information to understand our sustainable performance. Excluded items include listing-related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases), loss on extinguishment of debt and changes in the current expected credit loss reserve.
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
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$7,898	$14,980
Adjustments:
Depreciation and amortization of real estate assets	17,737	18,875
Gain on dispositions of real estate	—	(76)
Impairment losses	3,531	—
FFO(1)	$29,166	$33,779
Adjustments:
Listing-related expenses	—	56
Severance	11	1,863
Write-off of straight-line rent receivables related to prior periods	3	—
Accelerated stock-based compensation	—	863
Amortization of above (below) market lease intangibles, including ground leases, net	23	(629)
Loss on extinguishment of debt	233	228
Increase in current expected credit loss reserve	171	—
Core FFO(1)	$29,607	$36,160
Adjustments:
Deferred rent(2)	319	2,388
Straight-line rent adjustments	(2,391)	(1,176)
Amortization of deferred financing costs	652	452
Stock-based compensation	1,261	461
AFFO(1)	$29,448	$38,285

(1)The three months ended March 31, 2024 include $4,098,000 of lease termination fee income received.
(2)The three months ended March 31, 2024 include a $2,000,000 severance fee received from GenesisCare, which will be recognized in rental revenues over the remaining GenesisCare amended master lease term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing and we are exposed to such changes in SOFR. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election, and all of our interest rate swap agreements are indexed to SOFR. Our objectives in managing interest rate risk are to limit the impact of interest rate fluctuations on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
As of March 31, 2025, of our total principal debt outstanding of $557,000,000, $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 10 interest rate swap agreements. As of March 31, 2025, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $4,592,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to an asset value of $12,467,000. As of March 31, 2025, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement value of these interest rate swaps to a liability value of $3,458,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 9—"Credit Facility" and Note 12—"Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of March 31, 2025, the weighted average interest rate on our total principal debt outstanding was 4.68%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
As of March 31, 2025, of the $557,000,000 total principal debt outstanding, $32,000,000 was subject to variable interest rates, indexed to daily SOFR, with an interest rate of 5.58% per annum. As of March 31, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $160,000 per year.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2025, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2025, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	45,222	(2)	$24.19	—	$25,000,000
February 1, 2025 - February 28, 2025	394	(2)	$25.24	—	$25,000,000
March 1, 2025 - March 31, 2025	1,613	(2)	$25.51	—	$25,000,000
Total	47,229		$24.24	—

(1)    As announced on August 19, 2024, on August 16, 2024, the Board of Directors authorized the Share Repurchase Program of up to the lesser of 1,500,000 shares of our outstanding common stock, or $25,000,000 in gross purchase proceeds, for a period of 12 months from August 16, 2024. We did not repurchase any shares under the Share Repurchase Program during the three months ended March 31, 2025. Therefore, as of March 31, 2025, up to 1,500,000 shares of our outstanding common stock, or $25,000,000 of our common stock remained available for repurchase under the Share Repurchase Program.
(2)    Consists of shares of common stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

10.1
Second Amendment to Term Loan Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Term Loan Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

10.3
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

SILA REALTY TRUST, INC.
(Registrant)

Date: May 9, 2025	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)