Form 10-Q
period 2025-06-30
Sila Realty Trust, Inc.
filed 2025-08-07
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2025, there were 55,161,450 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Real estate:
Land	$161,749	$160,743
Buildings and improvements, less accumulated depreciation of $301,744 and $277,024, respectively	1,566,313	1,546,877
Total real estate, net	1,728,062	1,707,620
Cash and cash equivalents	24,832	39,844
Real estate related notes receivable, net of current expected credit loss reserve of $84 and $0, respectively	7,818	—
Intangible assets, less accumulated amortization of $132,197 and $122,208, respectively	120,699	125,655
Goodwill	17,700	17,700
Right-of-use assets - operating leases	35,798	36,332
Right-of-use assets - finance lease	1,901	—
Other assets	82,506	79,923
Total assets	$2,019,316	$2,007,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,510 and $3,079, respectively	$578,490	$521,921
Accounts payable and other liabilities	35,100	33,405
Intangible liabilities, less accumulated amortization of $9,391 and $8,761, respectively	6,440	7,070
Operating lease liabilities	41,263	41,493
Finance lease liabilities	75	—
Total liabilities	661,368	603,889
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,923,184 and 61,779,631 shares issued, respectively; 54,865,968 and 55,075,006 shares outstanding, respectively	549	551
Additional paid-in capital	1,992,801	1,998,777
Distributions in excess of accumulated earnings	(635,555)	(607,499)
Accumulated other comprehensive income	153	11,356
Total stockholders’ equity	1,357,948	1,403,185
Total liabilities and stockholders’ equity	$2,019,316	$2,007,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Rental revenue	$48,544	$43,554	$96,800	$94,193
Real estate related notes receivable interest income	188	—	188	—
Total revenues	48,732	43,554	96,988	94,193
Expenses:
Rental expenses	5,991	5,849	12,317	11,403
Listing-related expenses	—	2,924	—	2,980
General and administrative expenses	5,129	5,347	10,827	13,521
Depreciation and amortization	18,182	20,246	35,944	39,144
Impairment losses	3,261	418	6,792	418
Total operating expenses	32,563	34,784	65,880	67,466
Other income (expense):
Gain on dispositions of real estate	—	—	—	76
Interest and other income	265	1,051	720	3,292
Interest expense	(7,829)	(5,193)	(15,154)	(10,487)
Increase in current expected credit loss reserve	(7)	—	(178)	—
Total other expense	(7,571)	(4,142)	(14,612)	(7,119)
Net income attributable to common stockholders	$8,598	$4,628	$16,496	$19,608
Other comprehensive (loss) income - unrealized (loss) gain on interest rate swaps, net	(4,065)	(2,115)	(11,203)	753
Comprehensive income attributable to common stockholders	$4,533	$2,513	$5,293	$20,361
Weighted average number of common shares outstanding:
Basic	55,144,522	57,230,472	55,137,632	57,171,756
Diluted	55,715,244	57,601,204	55,722,581	57,574,634
Net income per common share attributable to common stockholders:
Basic	$0.16	$0.08	$0.30	$0.34
Diluted	$0.15	$0.08	$0.30	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2025	55,145,873	$551	$1,998,893	$(621,898)	$4,218	$1,381,764
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	25,457	—	—	—	—	—
Stock-based compensation	—	1	1,267	—	—	1,268
Repurchases of common stock	(305,362)	(3)	(7,359)	—	—	(7,362)
Distributions to common stockholders	—	—	—	(22,255)	—	(22,255)
Other comprehensive loss	—	—	—	—	(4,065)	(4,065)
Net income	—	—	—	8,598	—	8,598
Balance, June 30, 2025	54,865,968	$549	$1,992,801	$(635,555)	$153	$1,357,948

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	143,553	—	—	—	—	—
Stock-based compensation	—	2	2,527	—	—	2,529
Repurchases of common stock	(352,591)	(4)	(8,503)	—	—	(8,507)
Distributions to common stockholders	—	—	—	(44,552)	—	(44,552)
Other comprehensive loss	—	—	—	—	(11,203)	(11,203)
Net income	—	—	—	16,496	—	16,496
Balance, June 30, 2025	54,865,968	$549	$1,992,801	$(635,555)	$153	$1,357,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, March 31, 2024	57,223,648	$572	$2,047,457	$(574,993)	$19,471	$1,492,507
Issuance of common stock under the distribution reinvestment plan	133,059	1	3,981	—	—	3,982
Stock-based compensation	—	—	1,163	—	—	1,163
Repurchases of common stock	(140,229)	(1)	(4,195)	—	—	(4,196)
Distributions to common stockholders	—	—	—	(23,058)	—	(23,058)
Other comprehensive loss	—	—	—	—	(2,115)	(2,115)
Net income	—	—	—	4,628	—	4,628
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	183,024	—	—	—	—	—
Stock-based compensation	—	2	2,485	—	—	2,487
Other offering costs	—	—	(26)	—	—	(26)
Repurchases of common stock	(283,512)	(3)	(8,479)	—	—	(8,482)
Distributions to common stockholders	—	—	—	(45,843)	—	(45,843)
Other comprehensive income	—	—	—	—	753	753
Net income	—	—	—	19,608	—	19,608
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income attributable to common stockholders	$16,496	$19,608
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	35,944	39,144
Amortization of deferred financing costs	1,373	1,029
Amortization of above- and below-market leases, net	(258)	947
Amortization of fees on real estate related notes receivable	(24)	—
Other amortization expenses	366	366
Increase in current expected credit loss reserve	178	—
Gain on dispositions of real estate	—	(76)
Loss on extinguishment of debt	233	228
Impairment losses	6,792	418
Straight-line rent adjustments, net of write-offs	(4,732)	(2,473)
Stock-based compensation	2,529	2,487
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(1,691)	9,406
Other assets	(1,152)	(2,872)
Net cash provided by operating activities	56,054	68,212
Cash flows from investing activities:
Investments in real estate	(59,456)	(135,681)
Net proceeds from real estate dispositions	—	1,439
Capital expenditures and other costs	(1,117)	(863)
Net payments of deposits for investments in real estate	350	(250)
Fundings of real estate related notes receivable	(8,229)	—
Fees received on real estate related notes receivable	351	—
Net cash used in investing activities	(68,101)	(135,355)
Cash flows from financing activities:
Proceeds from credit facility	61,000	250,000
Payments on credit facility	(5,000)	(250,000)
Payments of deferred financing costs	(5,783)	(2,577)
Repurchases of common stock	(8,507)	(8,482)
Offering costs on issuance of common stock	—	(61)
Distributions to common stockholders	(44,675)	(36,785)
Net cash used in financing activities	(2,965)	(47,905)
Net change in cash, cash equivalents and restricted cash	(15,012)	(115,048)
Cash, cash equivalents and restricted cash - Beginning of period	39,844	202,185
Cash, cash equivalents and restricted cash - End of period	$24,832	$87,137
Supplemental cash flow disclosure:
Interest paid	$13,253	$9,383
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$—	$9,979
Change in accrued distributions to common stockholders	$(123)	$(921)
Change in accrued capital expenditures and other costs	$(345)	$466
Change in accrued acquisition costs related to investments in real estate	$6	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$28
Right-of-use assets obtained in exchange for new finance lease liabilities	$74	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and currently qualifies, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company is primarily focused on investing in high quality net lease healthcare facilities across the continuum of care, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
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
The Company's common stock, par value $0.01 per share, or the Common Stock, is the sole class of stock traded on the New York Stock Exchange, or the NYSE, under the ticker symbol “SILA.”
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2025. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning of period:
Cash and cash equivalents	$39,844	$202,019
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$39,844	$202,185

End of period:
Cash and cash equivalents	$24,832	$86,971
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$24,832	$87,137
Real Estate Related Notes Receivable
Real estate related notes receivable are recorded at stated principal amounts, net of unamortized fees and the current expected credit loss reserve. Interest income from the Company's real estate related notes receivable is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Recognition of fees associated with these notes receivable is deferred and recorded over the term of the loan as an adjustment to yield.
Current Expected Credit Losses Reserve
The Company recognizes and measures the reserve for credit losses under the current expected credit loss, or CECL, model required under Accounting Standards Codification, or ASC, 326, Financial Instruments - Credit Losses, or ASC 326, to estimate potential losses from real estate related notes receivable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The CECL reserve is deducted from the real estate related notes receivable amortized cost basis on the accompanying condensed consolidated balance sheets. The CECL reserve attributed to unfunded loan commitments is included in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets. The Company records increases and decreases to the CECL reserve in the accompanying condensed consolidated statements of comprehensive income. Other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
See Note 4—"Real Estate Related Notes Receivable" for additional details regarding the Company's real estate related notes receivable. See Note 17—"Commitments and Contingencies" for additional details regarding the Company's unfunded commitments on real estate related notes receivable.
Stock-based Compensation
On May 21, 2025, the Company's stockholders approved the amendment and restatement of the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation, or ASC 718-10. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. For market-based awards, compensation costs are recognized over the service period regardless of whether the market performance measures are achieved. The Company's performance-based awards and market-based awards are collectively referred to as "Performance DSUs". The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date, which is equal to the market value of the Company's Common Stock on that date of grant. Prior to the Company's listing on the NYSE, the fair value was estimated based on the most recent per share net asset value. The Company recognizes the impact of forfeitures as they occur.
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
Note 3—Real Estate
Acquisitions
During the six months ended June 30, 2025, the Company purchased two real estate properties, which were determined to be asset acquisitions, including one that was subject to a ground lease. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; intangible assets, consisting of an in-place lease and right-of-use assets - finance lease; and finance lease liabilities, based on the relative fair value method of allocating all accumulated costs. The Company engaged a third-party real estate services firm to assist in performing the purchase price allocation.
The following table summarizes the cash consideration transferred, including acquisition costs, and the purchase price allocation for the acquisitions during the six months ended June 30, 2025 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred (amount in thousands)
Knoxville Healthcare Facility	03/04/2025	100%	$35,320
Dover Healthcare Facility	04/16/2025	100%	24,142
Total			$59,462

Total
Land	1,347
Building and improvements	$45,143
Tenant improvements	6,112
In-place leases	5,033
Right-of-use assets - finance lease	1,901
Total assets acquired	59,536
Finance lease liabilities	(74)
Total liabilities assumed	(74)
Net assets acquired	$59,462
The Company capitalized acquisition costs of $844,000, which are included in the allocation of the real estate acquisitions presented above.

Investment Risk Concentrations
As of June 30, 2025, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2025.
As of June 30, 2025, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the six months ended June 30, 2025. The leases with tenants at properties under the common control of PAM Health and its affiliates accounted for 16.2% of rental revenue for the six months ended June 30, 2025.
Impairment
During the three and six months ended June 30, 2025, the Company recorded impairment losses on real estate of $3,261,000 and $6,792,000, respectively. During each of the three and six months ended June 30, 2024, the Company recorded impairment losses on real estate of $418,000. Refer below for further details on the impairment losses recorded.
Steward
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of a tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject our lease.
During the six months ended June 30, 2025, the Company recorded impairment losses on real estate of $3,531,000 attributable to the Stoughton Healthcare Facility. The fair value of the Stoughton Healthcare Facility was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy. This impairment was allocated to buildings and improvements.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company's real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. The Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company recognizes the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During both the three months ended June 30, 2025 and 2024, the Company recognized $57,000 of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income. During the six months ended June 30, 2025 and 2024, the Company recognized $114,000 and $60,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
The Company recorded impairment losses on real estate of $418,000 for both the three and six months ended June 30, 2024 as a result of triggering events that occurred at certain properties. These impairments were allocated to the asset groups, for each respective property, on a pro-rata basis, which included land and buildings and improvements.
Other Impairment Losses and Accelerated Amortization of Intangible Assets
In addition to the impairments disclosed above, the Company recorded the following additional impairments and accelerated amortization of intangible assets. During the three and six months ended June 30, 2025, the Company recorded impairment losses on real estate of $3,261,000 as a result of a tenant at a single-tenant property who vacated its leased space during the three months ended June 30, 2025, resulting in a book value of $2,300,000.
During the three months ended June 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $2,564,000, $2,667,000, and $1,025,000, respectively, due to the GenesisCare Amended Master Lease. During the six months ended June 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,825,000, and $2,038,000, respectively, primarily due to the GenesisCare Amended Master Lease.
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
Note 4—Real Estate Related Notes Receivable
On November 5, 2024, the Company entered into two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029, or the Maturity Date. The Mezzanine Loans bear interest at a rate of 13% per annum for the period commencing November 5, 2024 through November 4, 2027, and 15% per annum for the period commencing November 5, 2027 through the Maturity Date. The Company received an upfront fee of 2% of the total loan amount of the Mezzanine Loans, and will receive an additional 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2027 and another 1% fee if the Mezzanine Loans have not been paid in full before November 5, 2028. The Mezzanine Loans include purchase options for the Company for both the inpatient rehabilitation facility and the behavioral healthcare facility upon completion of construction.
The Company's real estate related notes receivable consist of the Mezzanine Loans. For the six months ended June 30, 2025, the Company's real estate related notes receivable activity was as follows (amounts in thousands):

	Principal Balance	Fees	Carrying Value
Real estate related notes receivable, as of December 31, 2024	$—	$—	$—
Fundings of real estate related notes receivable	8,229	—	8,229
Fees received on notes receivable	—	(351)	(351)
Amortization of fees	—	24	24
Real estate related notes receivable, as of June 30, 2025	$8,229	$(327)	$7,902
CECL reserve			(84)
Real estate related notes receivable, net, as of June 30, 2025			$7,818
During each of the three and six months ended June 30, 2025, the Company recognized interest income related to the real estate related notes receivable of $188,000, including $24,000 related to the amortization of fees which is included in real estate related notes receivable interest income in the accompanying condensed consolidated statements of comprehensive income.
Current Expected Credit Loss Reserve
Refer to Note 2—"Summary of Significant Accounting Policies" for further discussion of the Company's CECL reserves. As of June 30, 2025, the Company's total CECL reserve balance was $178,000. During the three months ended June 30, 2025, the Company recorded an increase to the total CECL reserve of $7,000, consisting of an $84,000 increase related to the outstanding principal balance and a $77,000 decrease related to unfunded commitments. During the six months ended June 30, 2025, the Company recorded a total increase to the CECL reserve of $178,000, consisting of an $84,000 increase related to the outstanding principal balance and a $94,000 increase related to unfunded commitments. There was no CECL reserve as of December 31, 2024.
Note 5—Intangible Assets, Net
Intangible assets, net, consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2025	December 31, 2024
In-place leases, net of accumulated amortization of $124,391 and $114,774, respectively (with a weighted average remaining life of 6.9 years and 7.3 years, respectively)	$115,815	$120,399
Above-market leases, net of accumulated amortization of $7,806 and $7,434, respectively (with a weighted average remaining life of 7.1 years and 7.6 years, respectively)	4,884	5,256
	$120,699	$125,655
The aggregate weighted average remaining life of the intangible assets was 6.9 years and 7.3 years as of June 30, 2025 and December 31, 2024, respectively.
Amortization of intangible assets was $5,019,000 and $10,594,000 for the three months ended June 30, 2025 and 2024, respectively, and $9,989,000 and $18,072,000 for the six months ended June 30, 2025 and 2024, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue, in the accompanying condensed consolidated statements of comprehensive income.

Note 6—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	June 30, 2025	December 31, 2024
Below-market leases, net of accumulated amortization of $9,391 and $8,761, respectively (with a weighted average remaining life of 5.6 years and 6.1 years, respectively)	$6,440	$7,070
Amortization of below-market leases was $315,000 and $1,366,000 for the three months ended June 30, 2025 and 2024, respectively, and $630,000 and $2,753,000 for the six months ended June 30, 2025 and 2024, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The following table summarizes the Company's rental revenue from operating leases for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income	$44,664	$39,811	$88,761	$86,607
Variable lease income	3,880	3,743	8,039	7,586
Total rental revenue	$48,544	$43,554	$96,800	$94,193
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of June 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

June 30, 2025(1)
Period ending December 31, 2025	$85,957
2026	168,745
2027	165,824
2028	161,125
2029	156,179
Thereafter	1,118,693
Total	$1,856,523

(1)The table includes payments from a tenant who is on the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of June 30, 2025.
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
The future rent payments under non-cancellable leases in effect as of June 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

	Operating	Finance
Period ending December 31, 2025	$1,396	$—
2026	2,811	9
2027	2,852	9
2028	2,868	9
2029	2,603	9
Thereafter	103,513	67
Total undiscounted rental payments	116,043	103
Less imputed interest	(74,780)	(28)
Total lease liabilities	$41,263	$75

The weighted average IBR and weighted average remaining lease term as of June 30, 2025 and December 31, 2024 for the Company's operating leases are as follows:

	June 30, 2025	December 31, 2024
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	34.8 years	35.2 years
The weighted average IBR and weighted average remaining lease term as of June 30, 2025 and December 31, 2024 for the Company's finance lease is as follows:

	June 30, 2025	December 31, 2024
IBR	5.8%	—%
Remaining lease term	11.0 years	—
The following table provides details of the Company's total lease costs for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2025	2024	2025	2024
Operating lease costs:
Ground lease costs(1)	Rental expenses	$689	$681	$1,378	$1,363
Corporate operating lease costs	General and administrative expenses	183	187	366	376
Finance lease costs:
Interest on lease liability	Interest expense	1	—	1	—
Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$165	$176	$409	$419
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$28	$—	$28
Right-of-use assets obtained in exchange for new finance lease liabilities		$—	$—	$74	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.

Note 8—Other Assets
Other assets consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $599 and $2,988, respectively	$5,950	$1,203
Leasing commissions, net of accumulated amortization of $411 and $306, respectively	2,312	1,941
Tenant receivables	3,658	3,281
Straight-line rent receivable	62,777	58,400
Real estate deposits	—	350
Prepaid and other assets	3,641	3,392
Derivative assets - interest rate swaps	4,168	11,356
	$82,506	$79,923
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$5,437	$6,303
Accrued interest expense	2,503	2,187
Accrued property taxes	5,153	3,897
Accrued personnel costs	2,134	6,660
Performance DSUs distributions payable	421	544
Tenant deposits	1,636	1,691
Deferred rental income	13,707	12,123
Derivative liabilities - interest rate swaps	4,015	—
Current expected credit loss reserve for unfunded loan commitments	94	—
	$35,100	$33,405
Note 10—Credit Facility
The Company's outstanding credit facility as of June 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	Weighted Average Contractual Rate(1)	June 30, 2025	December 31, 2024
2029 Variable rate revolving line of credit	5.55%	$56,000	$—
2027 Variable rate term loan fixed through interest rate swaps(2)	5.11%	250,000	250,000
2028 Variable rate term loan fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total credit facility, principal amount outstanding	4.71%	581,000	525,000
Unamortized deferred financing costs related to credit facility term loans		(2,510)	(3,079)
Total credit facility, net of deferred financing costs		$578,490	$521,921

(1)Weighted average contractual rate is as of June 30, 2025.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.

Significant activities regarding the credit facility during the six months ended June 30, 2025 include:
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
•In connection with entering into the 2029 Revolving Credit Agreement to replace the 2026 Revolving Credit Agreement, the Company recognized a loss on extinguishment of debt of $233,000 during the six months ended June 30, 2025. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility as of June 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
Period ending December 31, 2025	$—
2026	—
2027	250,000
2028	275,000
2029	56,000
Thereafter	—
$581,000
Note 11—Segment Reporting
The Company's healthcare properties are aggregated into one operating segment due to their similar economic characteristics. The healthcare operating segment is the Company's only reportable segment.
In the healthcare operating segment, the Company generates income from rental revenue from leases and tenant reimbursements, which include additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses. Additionally, the healthcare operating segment earns interest income from real estate related investments.
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
There were no intersegment sales or transfers during the three and six months ended June 30, 2025 and 2024. Segment assets are reported on the condensed consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the condensed consolidated statements of cash flows as capital expenditures and other costs.
Note 12—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Real estate related notes receivable—The carrying value of the real estate related notes receivable was $7,818,000, which approximated fair value as of June 30, 2025. The fair value of the Company's real estate related notes receivable is estimated using significant unobservable inputs not based on observable market activity, but rather through particular valuation techniques (Level 3). The fair value was measured using a discounted cash flow methodology, taking into consideration various factors including discount rates, credit worthiness of borrowers, availability and cost of financing and other factors.
Credit facility—The outstanding principal of the credit facility was $581,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of June 30, 2025 and December 31, 2024, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$4,168	$—	$4,168
Total assets at fair value	$—	$4,168	$—	$4,168
Liabilities:
Derivative liabilities - interest rate swaps	$—	$4,015	$—	$4,015
Total liabilities at fair value	$—	$4,015	$—	$4,015

	December 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$11,356	$—	$11,356
Total assets at fair value	$—	$11,356	$—	$11,356
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets— As of June 30, 2025, there was one real estate asset measured at fair value, on a non-recurring basis, of $2,300,000 and resulted in the recognition of an impairment loss of $3,261,000 for the three months ended June 30, 2025. The fair value was measured based on a discounted cash flow model, which includes significant unobservable inputs that reside within Level 3 of the fair value hierarchy. This cash flow model consisted of unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the hold period, based on market conditions and expected growth rates. The significant unobservable inputs and assumptions used in the discounted cash flow model to estimate the fair value include a discount rate of 8.06%, which is considered a Level 3 input per the fair value hierarchy.
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $2,787,000 will be reclassified from accumulated other comprehensive income as a reduction to interest expense. As of June 30, 2025, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	June 30, 2025			December 31, 2024
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	275,000	4,168	(477)	275,000	9,261	—
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	—	(3,538)	250,000	2,095	—
				$525,000	$4,168	$(4,015)	$525,000	$11,356	$—

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive Income on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2025
Interest rate swaps	$(2,670)	Interest expense	$1,395	$(7,829)
Three Months Ended June 30, 2024
Interest rate swaps	$2,393	Interest expense	$4,508	$(5,193)
Six Months Ended June 30, 2025
Interest rate swaps	$(8,415)	Interest expense	$2,788	$(15,154)
Six Months Ended June 30, 2024
Interest rate swaps	$9,786	Interest expense	$9,033	$(10,487)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2025, the fair value of derivatives related to counterparties that were in a net liability position was $3,325,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2024, the Company had no counterparties with fair value of derivatives in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both June 30, 2025 and December 31, 2024, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2025 and December 31, 2024 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2025	$4,168	$—	$4,168	$(649)	$—	$3,519
December 31, 2024	$11,356	$—	$11,356	$—	$—	$11,356

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2025	$4,015	$—	$4,015	$(649)	$—	$3,366
December 31, 2024	$—	$—	$—	$—	$—	$—
Note 14—Stockholders' Equity
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
Distributions Paid and Distributions Payable
The Company declared and paid distributions per share of Common Stock in the amount of $0.40 for each of the three months ended June 30, 2025 and 2024. The Company declared and paid distributions per share of Common Stock in the amount of $0.80 for each of the six months ended June 30, 2025 and 2024.
On August 5, 2025, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on September 4, 2025, to the Company's stockholders of record as of the close of business on August 21, 2025.
On April 5, 2024, the Board approved the termination of the distribution reinvestment plan, effective May 1, 2024.
Share Repurchases
Share Repurchase Program
On August 16, 2024, the Company's Board authorized a share repurchase program of up to the lesser of 1,500,000 shares of the Company's outstanding Common Stock or $25,000,000 in gross purchase proceeds for a period of 12 months from August 16, 2024, or the Share Repurchase Program. Repurchases of Common Stock under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. During the six months ended June 30, 2025, 304,878 shares of Common Stock were repurchased for an aggregate purchase price of $7,344,000, excluding all related costs and fees (an average of $24.09 per share). The Company did not repurchase any shares under the Share Repurchase Program during the year ended December 31, 2024. Therefore, as of June 30, 2025, up to the lesser of 1,195,122 shares of the Company's Common Stock, or $17,656,000 of the Company's Common Stock remained available for repurchase under the Share Repurchase Program.

Other Repurchases of Common Stock
During the six months ended June 30, 2025, the Company repurchased 47,713 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,157,000 (an average of $24.25 per share). During the six months ended June 30, 2024, the Company repurchased 283,512 Class A shares, Class I shares and Class T shares of Common Stock pursuant to the Terminated SRP (as defined below) and for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards (246,024 Class A shares, 7,574 Class I shares and 29,914 Class T shares), for an aggregate purchase price of $8,482,000 (an average of $29.92 per share).
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
Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income by component for the six months ended June 30, 2025 and 2024 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2024	$11,356
Other comprehensive loss before reclassification	(8,415)
Amount of income reclassified from accumulated other comprehensive income to net income	(2,788)
Other comprehensive loss	(11,203)
Balance as of June 30, 2025	$153

Unrealized Income on Derivative Instruments
Balance as of December 31, 2023	16,603
Other comprehensive income before reclassification	9,786
Amount of income reclassified from accumulated other comprehensive income to net income	(9,033)
Other comprehensive income	753
Balance as of June 30, 2024	$17,356
The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2025 and 2024 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2025	2024
Interest rate swap contracts	$(2,788)	$(9,033)	Interest expense

Note 15—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company's Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and Performance DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria are achieved and the Performance DSUs vest.
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings:
Net income attributable to common stockholders	$8,598	$4,628	$16,496	$19,608
Less: Income allocated to participating securities	(47)	(22)	(92)	(94)
Net income used in basic earnings per share	8,551	4,606	16,404	19,514
Add back: Income allocated to participating securities	47	22	92	94
Net income used in diluted earnings per share	$8,598	$4,628	$16,496	$19,608

Weighted Average Shares:
Basic weighted average number of common shares outstanding	55,144,522	57,230,472	55,137,632	57,171,756
Dilutive effect of weighted average shares of non-vested restricted common stock	305,119	267,784	309,589	276,577
Dilutive effect of weighted average shares of Performance DSUs	265,603	102,948	275,360	126,301
Diluted weighted average number of common shares outstanding	55,715,244	57,601,204	55,722,581	57,574,634

Net income per share attributable to common stockholders:
Basic	$0.16	$0.08	$0.30	$0.34
Diluted	$0.15	$0.08	$0.30	$0.34
Note 16—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, executive officers, and employees.
On April 2, 2025, the Board adopted the A&R Incentive Plan. The Company's stockholders approved the A&R Incentive Plan on May 21, 2025, which, among other things, increased the number of shares authorized for issuance by 1,000,000 shares to 2,250,000 shares.
During the six months ended June 30, 2025, the Company granted time-based awards to its executive officers and certain employees, consisting of 110,523 restricted shares of Common Stock, or the Time-Based 2025 Awards. The Time-Based 2025 Awards will vest 25% annually following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions. As of June 30, 2025, there was $2,374,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
Additionally, during the six months ended June 30, 2025, the Company's compensation committee granted Performance DSUs to its executive officers, or the Performance-Based 2025 Awards. The Performance-Based 2025 Awards will be measured based on the Company's market performance over a three-year performance period ending on December 31, 2027. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2025 Awards, if any, will be issued following the performance period end date. Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market-based thresholds over a three-year performance period. The number of shares of Common Stock that vest is based on the

Company's total shareholder return, or TSR, relative to that of the MSCI US REIT Index and a Healthcare REIT Peer Group on a percentile basis. As of June 30, 2025, there was $2,210,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Time-Based 2025 Awards and the Performance-Based 2025 Awards, or collectively, the 2025 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
The Company recognized total stock-based compensation expense of $1,268,000 and $1,163,000 for the three months ended June 30, 2025 and 2024, respectively, and $2,529,000 and $2,487,000, respectively, for the six months ended June 30, 2025 and 2024. The Company recognized accelerated stock-based compensation expense of $19,000 for the three and six months ended June 30, 2025, as a result of the acceleration of award agreements. The Company recognized accelerated stock-based compensation expense of $863,000 for the six months ended June 30, 2024, primarily as a result of the acceleration of awards pursuant to severance agreements with departed executive officers. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
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
Unfunded Loan Commitments
Unfunded loan commitments include amounts undrawn on the Mezzanine Loans. As of June 30, 2025, unfunded loan commitments totaled $9,314,000. Prior to making advances on these commitments, the Company will confirm that there has been no material adverse change in the progress of the construction project, financial or otherwise, and that there have been no events of default by the borrower and will confirm that the borrower is currently in compliance with the loan terms and conditions. In some cases, the borrower’s access to the full amount of the loan is further constrained by the designated purpose, imposition of borrower-specific restrictions or by additional conditions that must be met prior to advancing funds.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2025, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Distributions Authorized
On August 5, 2025, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on September 4, 2025, to the Company's stockholders of record as of the close of business on August 21, 2025. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Acquisition of Southlake Healthcare Facilities
On August 1, 2025, the Company purchased 100% of the ownership interests in two healthcare properties in Southlake Texas, or the Southlake Healthcare Facilities, for an aggregate contract purchase price of $16,150,000.
Share Repurchase Program
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period. Repurchases of common stock under the share repurchase program may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of common stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of common stock and general market conditions. The three-year share repurchase program replaces the prior one-year share repurchase program authorized on August 16, 2024, which allowed for the repurchase of up to the lesser of 1,500,000 shares of the Company’s outstanding common stock or $25,000,000 in gross purchase proceeds.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, expected interest rates and interest rate hedging impacts and practices, macroeconomic factors, the ability of our tenants to satisfy their rent and other obligations under their leases, tariffs and changes in other governmental policies, term loan requirements, our share repurchases, our acquisitions and dispositions, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
Overview
We are a net lease real estate investment trust, or REIT, with a strategic focus on investing in the growing and resilient healthcare sector. We invest in high quality net lease healthcare facilities along the continuum of care in the pursuit of generating predictable, durable and growing income streams. Our portfolio comprises high quality tenants in geographically diverse facilities, which are positioned to capitalize on the dynamic delivery of healthcare to patients. We may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
As of June 30, 2025, we owned 136 real estate properties, two undeveloped land parcels and one property taken out of service.
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
Factors That May Influence Results of Operations
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. While the Federal Reserve cut interest rates in late 2024, it has since kept interest rates stable and future increases or decreases are uncertain. Higher interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the current administration or other countries may cause further inflationary pressures in the economy. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes, among other things, changes to Medicaid and health insurance marketplaces that may have an impact on our tenants' financial position. We continue to evaluate the impacts of the OBBBA.
Most of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or consumer price index (CPI) increases, as well as the triple net nature of the leases whereby tenants are responsible for the operating expenses of the properties. To the extent our tenants have experienced difficulties due to the foregoing economic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of June 30, 2025, our properties were 99.2% leased.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Number of real estate properties(1)	136	137
Leased square feet	5,153,000	5,155,000
Weighted average percentage of rentable square feet leased	99.2%	97.5%

(1)As of June 30, 2025 we owned 136 real estate properties, two undeveloped land parcels and one property taken out of service. As of June 30, 2024, we owned 137 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Real estate properties acquired	1	1	2	7
Real estate properties disposed	—	—	—	1
Aggregate purchase price of real estate properties acquired (1)	$24,142,000	$10,771,000	$59,462,000	$135,689,000
Net book value of real estate properties disposed	$—	$—	$—	$1,352,000
Leased square feet of real estate property additions	42,000	30,000	112,000	244,000
Leased square feet of real estate property dispositions	—	—	—	71,000

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
This section describes and compares our results of operations for the three and six months ended June 30, 2025 and 2024. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our "same store properties." We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table allocates total rental revenue for the three months ended June 30, 2025 compared to the comparable period in 2024 (amounts in thousands).

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Same store rental revenue	$42,817	$41,207	$1,610	3.9%
Same store tenant reimbursements	3,831	3,728	103	2.8%
Non-same store rental revenue	1,847	(1,396)	3,243	232.3%
Non-same store tenant reimbursements	48	14	34	242.9%
Other operating income	1	1	—	—%
Total rental revenue	48,544	43,554	4,990	11.5%
Real estate related notes receivable interest income	188	—	188	n/a
Total revenues	$48,732	$43,554	$5,178	11.9%
•Same store rental revenue increased primarily due to a $1,628,000 increase as a result of new and renewal leasing activity, and a $37,000 increase in rent recognized on a cash basis as a result of a tenant with payment uncertainty who was paying less rent in the prior period and had annual base rent escalations in the current year being compared, partially offset by a decrease of $47,000 as a result of straight-line rent that was written off due to a tenant vacancy, and an $8,000 decrease related to less accelerated amortization of below-market lease intangible liabilities as a result of lease amendments related to GenesisCare in the prior year.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue increased primarily due to a $2,667,000 increase related to less accelerated amortization of above-market lease intangibles as a result of lease amendments and terminations related to GenesisCare in the prior year, a $1,742,000 increase attributable to properties acquired since April 1, 2024, and a $59,000 net increase related to less amortization of above and below-market lease intangibles from properties sold in the prior year, partially offset by a $1,017,000 decrease related to less accelerated amortization of below-market lease intangibles as a result of lease amendments and terminations related to GenesisCare in the prior year, and a $208,000 decrease resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year.
•Non-same store tenant reimbursements increased primarily due to properties acquired since April 1, 2024.
•There were no material changes in other operating income.
•Real estate related notes receivable interest income increased due to the funding of mezzanine loans during the three months ended June 30, 2025.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Same store rental expenses	$5,417	$5,282	$135	2.6%
Non-same store rental expenses	574	567	7	1.2%
Listing-related expenses	—	2,924	(2,924)	n/a
General and administrative expenses	5,129	5,347	(218)	(4.1)%
Depreciation and amortization	18,182	20,246	(2,064)	(10.2)%
Impairment losses	3,261	418	2,843	680.1%
Total operating expenses	$32,563	$34,784	$(2,221)	(6.4)%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to higher operating costs in the current year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to a $133,000 increase attributable to properties acquired since April 1, 2024, and a $215,000 increase in non-reimbursable operating costs resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year, partially offset by a $341,000 decrease attributable to property dispositions since April 1, 2024.
•Listing-related expenses of $2,924,000 were recorded during the three months ended June 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to our listing on the New York Stock Exchange, or the NYSE, on June 13, 2024, or the Listing.
•General and administrative expenses decreased primarily due to a $408,000 decrease in costs primarily attributable to transfer agent and custodial fees as result of the Listing, and an $82,000 decrease in other administrative costs primarily due to fewer costs incurred for our annual meeting and proxy statement, partially offset by a $168,000 increase in personnel costs primarily attributable to annual merit increases, and a $104,000 increase in stock-based compensation.
•Depreciation and amortization decreased primarily due to a $2,564,000 decrease in accelerated amortization of in-place lease intangible assets as a result of lease amendments and terminations related to GenesisCare in the prior year, a $336,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $141,000 decrease from properties sold since April 1, 2024, partially offset by an $875,000 increase due to properties acquired since April 1, 2024 and a $102,000 increase due to assets placed in service since April 1, 2024.
•Impairment losses were recorded in the amount of $3,261,000 during the three months ended June 30, 2025, attributable to a tenant at a single-tenant property who vacated its leased space during the current year. Impairment losses were recorded in the amount of $418,000 during the three months ended June 30, 2024, as a result of tenant related triggering events that occurred at certain properties.

Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest and other income	265	1,051	(786)	(74.8)%
Interest expense	(7,829)	(5,193)	(2,636)	50.8%
Increase in current expected credit loss reserve	(7)	—	(7)	n/a
Total other (expense) income	$(7,571)	$(4,142)	$(3,429)	82.8%
•Interest and other income decreased primarily due to a decline in dividend income attributable to a lower average investment in money market funds from the deployment of proceeds in the prior year.
•Interest expense increased due to a $2,493,000 increase primarily resulting from a higher weighted average interest rate on our credit facility, driven by higher average borrowings on our variable rate debt and higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024, and a $143,000 increase in amortization of deferred financing costs.
•The current expected credit loss reserve increased by $7,000 primarily due to fundings on the mezzanine loans during the period.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table details our total rental revenue for the six months ended June 30, 2025, compared to the comparable period in 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Same store rental revenue	$81,071	$78,160	$2,911	3.7%
Same store tenant reimbursements	7,862	7,284	578	7.9%
Non-same store rental revenue	7,690	8,447	(757)	(9.0)%
Non-same store tenant reimbursements	175	299	(124)	(41.5)%
Other operating income	2	3	(1)	(33.3)%
Total rental revenue	96,800	94,193	2,607	2.8%
Real estate related notes receivable interest income	188	—	188	n/a
Total revenues	$96,988	$94,193	$2,795	3.0%
•Same store rental revenue increased primarily due to a $3,011,000 increase as a result of new and renewal leasing activity, a $243,000 increase in annual base rent escalations for leases indexed to CPI, a $158,000 increase related to less accelerated amortization of above-market lease intangible assets as a result of lease amendments related to GenesisCare in the prior year, a $99,000 increase in rent recognized on a cash basis as a result of a tenant with payment uncertainty who was paying less rent in the prior period and had annual base rent escalations in the current year being compared, an $89,000 increase primarily related to the acceleration of previously deferred rent as a result of a tenant at a multi-tenant property who vacated its 2,107 square feet of leased space in the current period, and a $54,000 increase attributable to the amortization of GenesisCare severance fee income, partially offset by a decrease of $696,000 as a result of less accelerated amortization of below-market lease intangible liabilities as a result of lease amendments related to GenesisCare in the prior year and $47,000 of straight-line rent that was written off due to a tenant vacancy.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue decreased primarily due to lease termination income of $4,098,000 recognized in the prior period, a $1,630,000 decrease from properties sold since January 1, 2024, a $1,342,000 decrease related to less accelerated amortization of below-market lease intangibles as a result of lease amendments and terminations related to GenesisCare in the prior year, an $844,000 decrease resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year, and a $191,000 decrease related to a property that is under re-development, effective December 13, 2024, partially offset by a $4,681,000 increase attributable to properties acquired since January 1, 2024, and a $2,667,000 increase related to less accelerated amortization of above-market lease intangibles as a result of lease amendments and terminations related to GenesisCare in the prior year.

•Non-same store tenant reimbursements decreased primarily due to properties sold since January 1, 2024.
•There were no material changes in other operating income.
•Real estate related notes receivable interest income increased due to the funding of mezzanine loans during the current year.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Same store rental expenses	$11,011	$10,439	$572	5.5%
Non-same store rental expenses	1,306	964	342	35.5%
Listing-related expenses	—	2,980	(2,980)	n/a
General and administrative expenses	10,827	13,521	(2,694)	(19.9)%
Depreciation and amortization	35,944	39,144	(3,200)	(8.2)%
Impairment losses	6,792	418	6,374	1524.9%
Total operating expenses	$65,880	$67,466	$(1,586)	(2.4)%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to higher operating costs in the current year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to a $603,000 increase in non-reimbursable operating costs resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year, and a $244,000 increase from properties acquired since January 1, 2024, partially offset by a $505,000 decrease primarily attributable to properties sold since January 1, 2024.
•Listing-related expenses of $2,980,000 were recorded during the six months ended June 30, 2024, and consisted of advisory fees for legal, banking, and other advisory services, related to the Listing.
•General and administrative expenses decreased primarily due to a $2,441,000 decrease in personnel costs primarily attributable to separation pay resulting from the departure of our former Chief Accounting Officer and former Chief Investment Officer and performance bonuses, a $972,000 decrease in costs primarily attributable to transfer agent and custodial fees as a result of the Listing, an $844,000 decrease in accelerated stock-based compensation as a result of accelerated awards due to severance, and a $82,000 decrease in legal fees, partially offset by an $885,000 increase in stock-based compensation and a $760,000 increase in other administrative costs primarily due to audit fees as a result of the audit of internal controls over financial reporting due to (among other things) the change in our filer status to a large accelerated filer.
•Depreciation and amortization decreased primarily due to a $4,646,000 decrease in accelerated amortization of in-place lease intangible assets as a result of lease amendments and terminations related to GenesisCare in the prior year, a $665,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $290,000 decrease from properties sold since January 1, 2024, partially offset by a $2,210,000 increase due to properties acquired since January 1, 2024 and a $191,000 increase due to assets placed in service since January 1, 2024.
•We recorded impairment losses of $6,792,000 during the six months ended June 30, 2025, of which $3,261,000 was a result of a tenant at a single-tenant property who vacated its leased space during the current year and $3,531,000 was a result of the impacts of a lease termination at the Stoughton Healthcare Facility in the prior year, based on inputs that are derived principally from observable market data related to the marketing for sale of the asset. Impairment losses were recorded in the aggregate amount of $418,000 during the six months month ended June 30, 2024, as a result of tenant related triggering events that occurred at certain properties.

Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Gain on dispositions of real estate	$—	$76	$(76)	n/a
Interest and other income	720	3,292	(2,572)	(78.1)%
Interest expense	(15,154)	(10,487)	(4,667)	44.5%
Increase in current expected credit loss reserve	(178)	—	(178)	n/a
Total other (expense) income	$(14,612)	$(7,119)	$(7,493)	105.3%
•During the six months ended June 30, 2025, we did not dispose of any real estate properties. On January 31, 2024, we sold one property for a sale price of $1,500,000, resulting in a gain on sale of $76,000.
•Interest and other income decreased primarily due to a decline in dividend income attributable to a lower average investment in money market funds from the deployment of proceeds in the prior year.
•Interest expense increased due to a $4,318,000 increase primarily resulting from a higher weighted average interest rate on our credit facility, driven by higher average borrowings on our variable rate debt and higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024, a $344,000 increase in amortization of deferred financing costs, and a $5,000 increase in loss on extinguishment of debt in connection with entering into the 2029 Revolving Credit Agreement (as defined below) to replace the 2026 Revolving Credit Agreement (as defined below).
•The current expected credit loss reserve increased by $178,000 due to the initial recognition of expected credit losses associated with two mezzanine loans we entered into in November 2024.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. Interest rates on variable rate debt increased in recent years and then declined some due to the interest rate cuts by the Federal Reserve in the second half of 2024. Future increases or decreases are difficult to predict during the current uncertain macroeconomic environment, particularly given the recent, frequent, and significant changes in U.S. tariffs. That said, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 90% of our outstanding debt as of June 30, 2025, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate related investments, including mezzanine loans, and funding of capital improvements and tenant improvements, distributions to, and potential stock repurchases from, stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings. Additionally, we may issue our common stock within the next twelve months, afterwards, or both to raise funds to meet our liquidity needs.
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
Material Cash Requirements
As of June 30, 2025, we had $24,832,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require $39,490,000 in cash over the next twelve months, of which $27,367,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of June 30, 2025), $9,314,000 is related to unfunded loan commitment amounts on our mezzanine loans, and $2,809,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of June 30, 2025, we had material obligations beyond twelve months in the amount of $729,925,000, inclusive of $616,588,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of June 30, 2025) and $113,337,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of June 30, 2025, we had $581,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of June 30, 2025, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of June 30, 2025, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of June 30, 2025, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of June 30, 2025, the maximum commitments available under our senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The 2029 Revolving Credit Agreement was entered into on February 18, 2025, to replace our prior Revolving Credit Agreement with Truist Bank, as Administrative Agent for the Lenders, that had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement. Upon closing of the 2029 Revolving Credit Agreement, we extinguished all commitments associated with the 2026 Revolving Credit Agreement. As of June 30, 2025, the 2029 Revolving Credit Agreement had an aggregate outstanding principal balance of $56,000,000.
As of June 30, 2025, the maximum commitments available under our senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, and, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of June 30, 2025, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.

As of June 30, 2025, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2029 Revolving Credit Agreement and 2027 Term Loan Agreement. As of June 30, 2025, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,125,000,000, as of June 30, 2025. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of June 30, 2025, we had a total pool availability under our Unsecured Credit Facility of $1,125,000,000 and an aggregate outstanding principal balance of $581,000,000; therefore, $544,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$56,054	$68,212	$(12,158)
Net cash used in investing activities	$(68,101)	$(135,355)	$67,254
Net cash used in financing activities	$(2,965)	$(47,905)	$44,940
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
Investing Activities
Significant investing activities included:
•Investment of $59,456,000 to purchase two properties during the six months ended June 30, 2025, compared to an investment of $135,681,000 to purchase seven properties during the six months ended June 30, 2024.
•There were no property dispositions during the six months ended June 30, 2025. Received net proceeds of $1,439,000 from the sale of a property during the six months ended June 30, 2024.
•Funded capital expenditures, primarily for tenant improvements, of $1,117,000 during the six months ended June 30, 2025, compared to $863,000 funded during the six months ended June 30, 2024.
•Funded real estate related notes receivable of $8,229,000 during the six months ended June 30, 2025.
•Received origination fees on real estate related notes receivable of $351,000 during the six months ended June 30, 2025.
Financing Activities
Significant financing activities included:
•Payment of $44,675,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the six months ended June 30, 2025, compared to $36,785,000 during the six months ended June 30, 2024.
•Repurchase of $8,507,000 of common stock for the Share Repurchase Program and the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the six months ended June 30, 2025, compared to $8,482,000 of common stock repurchased pursuant to our terminated amended and restated share repurchase program and for the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the six months ended June 30, 2024.

•Payment of $5,783,000 in deferred financing costs primarily as a result of entering into the 2029 Revolving Credit Agreement during the six months ended June 30, 2025, compared to $2,577,000 as a result of entering into the 2027 Term Loan Agreement during the six months ended June 30, 2024.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2025:
◦Drew $61,000,000 on the 2029 Revolving Credit Agreement to fund acquisitions and mezzanine loan fundings.
◦Repayment of $5,000,000 on the 2029 Revolving Credit Agreement with cash provided by operations.
•The following Unsecured Credit Facility related activity during the six months ended June 30, 2024:
◦Replacement of $250,000,000 on our prior term loan with borrowings from the 2027 Term Loan Agreement.
Distributions to Stockholders
We have paid, and may in the future pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2025, our cash flows provided by operations of approximately $56,054,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $44,675,000, of which all were cash) during such period. For the six months ended June 30, 2024, our cash flows provided by operations of approximately $68,212,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $46,764,000, of which $36,785,000 was cash and $9,979,000 was reinvested in shares of our common stock pursuant to the distribution reinvestment plan, or DRIP) during such period.
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. The Board must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. We have funded distributions with operating cash flows from our properties and previously through funds reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders.
We terminated the DRIP on May 1, 2024.
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
We define FFO, consistent with Nareit’s definition, as net income (calculated in accordance with GAAP), excluding gains and losses from sales of real estate assets, impairment of real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and depreciation and amortization of real estate assets. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We do not have any investments in unconsolidated partnerships or joint ventures.
We, along with many of our peers in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of real estate portfolio performance that excludes non-cash items such as real estate depreciation and amortization and real estate impairments. We believe FFO provides investors a useful understanding of our performance to the investors and to our management, and when compared to year over year, FFO reflects the impact on our operations from trends in occupancy.
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
We calculate AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs, amortization of fees on our real estate related notes receivable, and stock-based compensation. We believe AFFO is a supplemental performance measure that provides investors appropriate supplemental information to evaluate our ongoing operations. AFFO is a metric used by management to evaluate our dividend policy.
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

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders(1)	$8,598	$4,628	$16,496	$19,608
Adjustments:
Depreciation and amortization of real estate assets	18,155	20,222	35,892	39,097
Gain on dispositions of real estate	—	—	—	(76)
Impairment losses	3,261	418	6,792	418
FFO(1)	$30,014	$25,268	$59,180	$59,047
Adjustments:
Listing-related expenses	—	2,924	—	2,980
Severance	11	—	22	1,863
Write-off of straight-line rent receivables related to prior periods	33	—	36	—
Accelerated stock-based compensation	19	—	19	863
Amortization of above (below) market lease intangibles, including ground leases, net	22	1,877	45	1,248
Loss on extinguishment of debt	—	—	233	228
Increase in current expected credit loss reserve	7		178	—
Core FFO(1)	$30,106	$30,069	$59,713	$66,229
Adjustments:
Deferred rent(2)	322	333	641	2,721
Straight-line rent adjustments	(2,377)	(1,297)	(4,768)	(2,473)
Amortization of deferred financing costs	721	577	1,373	1,029
Amortization of fees on real estate related notes receivable	(24)	—	(24)	—
Stock-based compensation	1,249	1,163	2,510	1,624
AFFO(1)	$29,997	$30,845	$59,445	$69,130

(1)The six months ended June 30, 2024 include $4,098,000 of lease termination fee income received.
(2)The six months ended June 30, 2024 include a $2,000,000 severance fee received from GenesisCare, which will be recognized in rental revenues over the remaining GenesisCare amended master lease term.
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
As of June 30, 2025, of our total principal debt outstanding of $581,000,000, $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 10 interest rate swap agreements. As of June 30, 2025, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $461,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to an asset value of $7,841,000. As of June 30, 2025, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement value of these interest rate swaps to a liability value of $7,077,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 10—"Credit Facility" and Note 13—"Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of June 30, 2025, the weighted average interest rate on our total principal debt outstanding was 4.71%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
As of June 30, 2025, of the $581,000,000 total principal debt outstanding, $56,000,000 was subject to variable interest rates, indexed to daily SOFR, with an average interest rate of 5.55% per annum. As of June 30, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $280,000 per year.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended June 30, 2025, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2025 - April 30, 2025	—		$—	—	$25,000,000
May 1, 2025 - May 31, 2025	484	(2)	$24.92	—	$25,000,000
June 1, 2025 - June 30, 2025	304,878		$24.09	304,878	$17,656,000
Total	305,362		$24.09	304,878

(1)    As announced on August 19, 2024, on August 16, 2024, the Board authorized the Share Repurchase Program of up to the lesser of 1,500,000 shares of our outstanding common stock, or $25,000,000 in gross purchase proceeds, for a period of 12 months from August 16, 2024. During the three months ended June 30, 2025, we repurchased 304,878 shares of Common Stock for an aggregate purchase price of $7,344,000, excluding all related costs and fees. Therefore, as of June 30, 2025, up to the lesser of 1,195,122 shares of our outstanding common stock, or $17,656,000 of our common stock remained available for repurchase under the Share Repurchase Program. On August 4, 2025, the Board authorized a new share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period. The three-year share repurchase program replaces the prior one-year share repurchase program authorized on August 16, 2024.
(2)    Consists of shares of common stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

10.1
Amended and Restated Restricted Share Plan, dated April 2, 2025 (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 001-42129) filed on May 21, 2025, and incorporated here by reference).

10.2*	Form of Director and Officer Indemnification Agreement.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)