Form 10-Q
period 2025-09-30
Sila Realty Trust, Inc.
filed 2025-11-05
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 29, 2025, there were 55,119,856 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Real estate:
Land	$171,848	$160,743
Buildings and improvements, less accumulated depreciation of $316,441 and $277,024, respectively	1,628,052	1,546,877
Total real estate, net	1,799,900	1,707,620
Cash and cash equivalents	27,709	39,844
Real estate related notes receivable, net of current expected credit loss reserve of $180 and $0, respectively	17,071	—
Intangible assets, less accumulated amortization of $136,983 and $122,208, respectively	122,519	125,655
Goodwill	17,700	17,700
Right-of-use assets - operating leases	35,530	36,332
Right-of-use assets - finance lease	1,901	—
Other assets	83,191	79,923
Total assets	$2,105,521	$2,007,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $2,194 and $3,079, respectively	$673,806	$521,921
Accounts payable and other liabilities	36,685	33,405
Intangible liabilities, less accumulated amortization of $9,706 and $8,761, respectively	6,125	7,070
Operating lease liabilities	41,134	41,493
Finance lease liabilities	76	—
Total liabilities	757,826	603,889
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,939,043 and 61,779,631 shares issued, respectively; 54,876,558 and 55,075,006 shares outstanding, respectively	549	551
Additional paid-in capital	1,993,952	1,998,777
Distributions in excess of accumulated earnings	(646,093)	(607,499)
Accumulated other comprehensive (loss) income	(713)	11,356
Total stockholders’ equity	1,347,695	1,403,185
Total liabilities and stockholders’ equity	$2,105,521	$2,007,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental revenue	$49,421	$46,118	$146,221	$140,311
Real estate related notes receivable interest income	427	—	615	—
Total revenues	49,848	46,118	146,836	140,311
Expenses:
Rental expenses	5,920	5,823	18,237	17,226
Listing-related expenses	—	32	—	3,012
General and administrative expenses	4,541	4,800	15,368	18,321
Depreciation and amortization	19,396	17,865	55,340	57,009
Impairment and disposition losses	—	792	6,792	1,210
Demolition costs	147	—	147	—
Total operating expenses	30,004	29,312	95,884	96,778
Other income (expense):
Gain on dispositions of real estate	—	—	—	76
Interest and other income	237	597	957	3,889
Interest expense	(8,470)	(5,468)	(23,624)	(15,955)
Increase in current expected credit loss reserve	(2)	—	(180)	—
Total other expense	(8,235)	(4,871)	(22,847)	(11,990)
Net income attributable to common stockholders	$11,609	$11,935	$28,105	$31,543
Other comprehensive loss - unrealized loss on interest rate swaps, net	(866)	(11,370)	(12,069)	(10,617)
Comprehensive income attributable to common stockholders	$10,743	$565	$16,036	$20,926
Weighted average number of common shares outstanding:
Basic	54,876,443	55,571,298	55,049,612	56,634,376
Diluted	55,406,138	56,081,618	55,601,537	57,094,737
Net income per common share attributable to common stockholders:
Basic	$0.21	$0.21	$0.51	$0.55
Diluted	$0.21	$0.21	$0.51	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, June 30, 2025	54,865,968	$549	$1,992,801	$(635,555)	$153	$1,357,948
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	15,859	—	—	—	—	—
Stock-based compensation	—	—	1,278	—	—	1,278
Repurchases of common stock	(5,269)	—	(127)	—	—	(127)
Distributions to common stockholders	—	—	—	(22,147)	—	(22,147)
Other comprehensive loss	—	—	—	—	(866)	(866)
Net income	—	—	—	11,609	—	11,609
Balance, September 30, 2025	54,876,558	$549	$1,993,952	$(646,093)	$(713)	$1,347,695

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	159,412	—	—	—	—	—
Stock-based compensation	—	2	3,805	—	—	3,807
Repurchases of common stock	(357,860)	(4)	(8,630)	—	—	(8,634)
Distributions to common stockholders	—	—	—	(66,699)	—	(66,699)
Other comprehensive loss	—	—	—	—	(12,069)	(12,069)
Net income	—	—	—	28,105	—	28,105
Balance, September 30, 2025	54,876,558	$549	$1,993,952	$(646,093)	$(713)	$1,347,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, June 30, 2024	57,216,478	$572	$2,048,406	$(593,423)	$17,356	$1,472,911
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	14,535	—	—	—	—	—
Stock-based compensation	—	—	1,311	—	—	1,311
Repurchases of common stock	(2,212,571)	(22)	(52,075)	—	—	(52,097)
Distributions to common stockholders	—	—	—	(22,215)	—	(22,215)
Other comprehensive loss	—	—	—	—	(11,370)	(11,370)
Net income	—	—	—	11,935	—	11,935
Balance, September 30, 2024	55,018,442	$550	$1,997,642	$(603,703)	$5,986	$1,400,475

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	197,559	—	—	—	—	—
Stock-based compensation	—	2	3,796	—	—	3,798
Other offering costs	—	—	(26)	—	—	(26)
Repurchases of common stock	(2,496,083)	(25)	(60,554)	—	—	(60,579)
Distributions to common stockholders	—	—	—	(68,058)	—	(68,058)
Other comprehensive loss	—	—	—	—	(10,617)	(10,617)
Net income	—	—	—	31,543	—	31,543
Balance, September 30, 2024	55,018,442	$550	$1,997,642	$(603,703)	$5,986	$1,400,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income attributable to common stockholders	$28,105	$31,543
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	55,340	57,009
Amortization of deferred financing costs	2,098	1,607
Amortization of above- and below-market leases, net	(392)	978
Amortization of fees on real estate related notes receivable	(59)	—
Other amortization expenses	549	550
Increase in current expected credit loss reserve	180	—
Gain on dispositions of real estate	—	(76)
Loss on extinguishment of debt	233	228
Impairment and disposition losses	6,792	1,210
Straight-line rent adjustments, net of write-offs	(7,095)	(3,767)
Stock-based compensation	3,807	3,798
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(2,689)	5,463
Other assets	(768)	(1,276)
Net cash provided by operating activities	86,101	97,267
Cash flows from investing activities:
Investments in real estate	(148,866)	(164,044)
Net proceeds from real estate dispositions	—	16,120
Capital expenditures and other costs	(2,372)	(1,100)
Net return of deposits for investments in real estate	350	—
Fundings of real estate related notes receivable	(17,543)	—
Fees received on real estate related notes receivable	351	—
Net cash used in investing activities	(168,080)	(149,024)
Cash flows from financing activities:
Proceeds from credit facility	156,000	270,000
Payments on credit facility	(5,000)	(270,000)
Payments of deferred financing costs	(5,783)	(2,578)
Repurchases of common stock	(8,634)	(59,966)
Offering costs on issuance of common stock	—	(61)
Distributions to common stockholders	(66,739)	(59,217)
Net cash provided by (used in) financing activities	69,844	(121,822)
Net change in cash, cash equivalents and restricted cash	(12,135)	(173,579)
Cash, cash equivalents and restricted cash - Beginning of period	39,844	202,185
Cash, cash equivalents and restricted cash - End of period	$27,709	$28,606
Supplemental cash flow disclosure:
Interest paid	$20,873	$14,509
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$—	$9,979
Change in accrued distributions related to common stock and performance-based deferred stock unit awards	$(40)	$(1,138)
Change in accrued capital expenditures and other costs	$2,159	$1,321
Change in accrued acquisition costs related to investments in real estate	$11	$9
Change in accrued costs and fees related to the tender offer	$—	$613
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$433
Right-of-use assets obtained in exchange for new finance lease liabilities	$74	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025
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
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2025. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Change in Accounting Estimate
On August 4, 2025, the Company committed to a plan to demolish a 180,744 square foot healthcare facility in Boston, MA, or the Stoughton Healthcare Facility. The useful lives of the Stoughton Healthcare Facility depreciable assets have been revised to approximately seven months to coincide with the estimated demolition timeline of the Stoughton Healthcare Facility. The change in the estimated useful lives has been accounted for as a change in accounting estimate. The demolition of the Stoughton Healthcare Facility is expected to be completed in the first quarter of 2026. The change in the estimated useful lives of the Stoughton Healthcare Facility depreciable assets resulted in the recognition of additional depreciation, which reduced net income attributable to common stockholders and comprehensive income attributable to common stockholders by $1,318,000 and net income per basic and diluted share by $0.02 per share for both the three and nine months ended September 30, 2025.
The Company recorded $147,000 in demolition costs related to the Stoughton Healthcare Facility during the three and nine months ended September 30, 2025, which is recorded in demolition costs in the accompanying condensed consolidated statements of comprehensive income.

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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning of period:
Cash and cash equivalents	$39,844	$202,019
Restricted cash	—	166
Cash, cash equivalents and restricted cash	$39,844	$202,185

End of period:
Cash and cash equivalents	$27,709	$28,606
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$27,709	$28,606
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
Changes in Presentation
The Company previously presented tender offer repurchase of Common Stock as a separate line item in the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows. These amounts have been reclassified to repurchases of common stock in the accompanying condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the prior period to conform to the current period presentation.
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
Note 3—Real Estate
Acquisitions
During the nine months ended September 30, 2025, the Company purchased six real estate properties in four separate transactions, which were determined to be asset acquisitions, including one that was subject to a ground lease. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; intangible assets, consisting of in-place leases and right-of-use assets - finance lease; and finance lease liabilities, based on the relative fair value method of allocating all accumulated costs. The Company engaged a third-party real estate services firm to assist in performing the purchase price allocation.

The following table summarizes the cash consideration transferred, including acquisition costs, and the purchase price allocation for the acquisitions during the nine months ended September 30, 2025 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred (amount in thousands)
Knoxville Healthcare Facility	03/04/2025	100%	$35,320
Dover Healthcare Facility(1)	04/16/2025	100%	26,818
Southlake Healthcare Facility	08/01/2025	100%	9,558
Southlake Healthcare Facility II	08/01/2025	100%	6,694
Peoria Healthcare Facility	09/05/2025	100%	35,120
Plano Healthcare Facility	09/05/2025	100%	35,367
Total			$148,877

Total
Land	$11,446
Building and improvements	110,469
Tenant improvements	13,496
In-place leases	11,639
Right-of-use assets - finance lease	1,901
Total assets acquired	148,951
Finance lease liabilities	(74)
Total liabilities assumed	(74)
Net assets acquired	$148,877

(1)On April 16, 2025, the Company purchased the Dover Healthcare Facility for $24,142,000, including capitalized acquisition costs. On September 16, 2025, the Company purchased additional land to expand the Dover Healthcare Facility for $2,676,000, including acquisition costs.
The Company capitalized acquisition costs of $1,289,000, which are included in the allocation of the real estate acquisitions presented above.
Investment Risk Concentrations
As of September 30, 2025, the Company did not have exposure to geographic concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2025.
As of September 30, 2025, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the nine months ended September 30, 2025. The leases with tenants at properties under the common control of PAM Health and its affiliates accounted for 16.1% of rental revenue for the nine months ended September 30, 2025.
Impairment
During the three months ended September 30, 2025, the Company did not record any impairment losses. During the nine months ended September 30, 2025, the Company recorded impairment losses on real estate of $6,792,000. During the three and nine months ended September 30, 2024, the Company recorded impairment and disposition losses of $792,000 and $1,210,000, respectively. Refer below for further details on the impairment losses recorded.
Steward
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of the former tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward's request to reject the Company's lease.
During the nine months ended September 30, 2025, the Company recorded impairment losses on real estate of $3,531,000 attributable to the Stoughton Healthcare Facility. The fair value of the Stoughton Healthcare Facility was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy. This impairment was allocated to buildings and improvements. On August 4, 2025, the Company committed to a plan to demolish the Stoughton Healthcare Facility. See Note 2—"Summary of Significant Accounting Policies" for additional information about the Stoughton Healthcare Facility.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company's real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. The Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company recognizes the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During both the three months ended September 30, 2025 and 2024, the Company recognized $57,000 of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2025 and 2024, the Company recognized $170,000 and $117,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying condensed consolidated statements of comprehensive income.
During the three and nine months ended September 30, 2024, the Company recorded impairment and disposition losses of $792,000 and $1,210,000, respectively, as a result of triggering events that occurred at certain properties and costs related to the disposition of the Fort Myers Healthcare Facilities.
Other Impairment Losses and Accelerated Amortization of Intangible Assets
In addition to the impairments disclosed above, during the nine months ended September 30, 2025, the Company recorded impairment losses on real estate of $3,261,000 as a result of a tenant at a single-tenant property who vacated its leased space during the nine months ended September 30, 2025, resulting in a book value of $2,300,000.
During the three and nine months ended September 30, 2025 the Company did not record any accelerated amortization of in-place lease intangible assets, above-market lease intangible assets or below-market lease intangible liabilities. During the three months ended September 30, 2024 the Company did not record any accelerated amortization of in-place lease intangible assets, above-market lease intangible assets or below-market lease intangible liabilities. During the nine months ended September 30, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $2,825,000, and $2,038,000, respectively, primarily due to the GenesisCare Amended Master Lease.
Impairment losses on real estate and disposition losses are recorded as impairment and disposition losses in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of in-place leases is included in depreciation and amortization in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of above-market leases is recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income. Accelerated amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
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

The Company's real estate related notes receivable consist of the Mezzanine Loans. For the nine months ended September 30, 2025, the Company's real estate related notes receivable activity was as follows (amounts in thousands):

	Principal Balance	Fees	Carrying Value
Real estate related notes receivable, as of December 31, 2024	$—	$—	$—
Fundings of real estate related notes receivable	17,543	—	17,543
Fees received on notes receivable	—	(351)	(351)
Amortization of fees	—	59	59
Real estate related notes receivable, as of September 30, 2025	$17,543	$(292)	$17,251
CECL reserve			(180)
Real estate related notes receivable, net, as of September 30, 2025			$17,071
During the three and nine months ended September 30, 2025, the Company recognized interest income related to the real estate related notes receivable of $427,000 and $615,000, respectively, including $35,000 and $59,000, respectively, related to the amortization of fees which is included in real estate related notes receivable interest income in the accompanying condensed consolidated statements of comprehensive income.
Current Expected Credit Loss Reserve
Refer to Note 2—"Summary of Significant Accounting Policies" for further discussion of the Company's CECL reserves. As of September 30, 2025, the Company's total CECL reserve balance was $180,000. During the three months ended September 30, 2025, the Company recorded an increase to the total CECL reserve of $2,000. During the nine months ended September 30, 2025, the Company recorded an increase to the CECL reserve of $180,000. There was no CECL reserve as of December 31, 2024.
Note 5—Intangible Assets, Net
Intangible assets, net, consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2025	December 31, 2024
In-place leases, net of accumulated amortization of $128,996 and $114,774, respectively (with a weighted average remaining life of 7.3 years and 7.3 years, respectively)	$117,816	$120,399
Above-market leases, net of accumulated amortization of $7,987 and $7,434, respectively (with a weighted average remaining life of 6.9 years and 7.6 years, respectively)	4,703	5,256
	$122,519	$125,655
The aggregate weighted average remaining life of the intangible assets was 7.3 years as of both September 30, 2025 and December 31, 2024.
Amortization of intangible assets was $4,786,000 and $5,266,000 for the three months ended September 30, 2025 and 2024, respectively, and $14,775,000 and $23,338,000 for the nine months ended September 30, 2025 and 2024, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue, in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	September 30, 2025	December 31, 2024
Below-market leases, net of accumulated amortization of $9,706 and $8,761, respectively (with a weighted average remaining life of 5.4 years and 6.1 years, respectively)	$6,125	$7,070
Amortization of below-market leases was $315,000 for each of the three months ended September 30, 2025 and 2024, and $945,000 and $3,068,000 for the nine months ended September 30, 2025 and 2024, respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.

Note 7—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The following table summarizes the Company's rental revenue from operating leases for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income	$45,586	$42,564	$134,347	$129,171
Variable lease income	3,835	3,554	11,874	11,140
Total rental revenue	$49,421	$46,118	$146,221	$140,311
Future rent to be received from the Company's investments in real estate assets under the terms of non-cancellable operating leases in effect as of September 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

September 30, 2025(1)
Period ending December 31, 2025	$44,185
2026	175,161
2027	172,367
2028	167,798
2029	162,888
Thereafter	1,248,888
Total	$1,971,287

(1)The table includes payments from a tenant who is on the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of September 30, 2025.
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

The future rent payments under non-cancellable leases in effect as of September 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

	Operating	Finance
Period ending December 31, 2025	$690	$—
2026	2,811	9
2027	2,852	9
2028	2,868	9
2029	2,603	9
Thereafter	103,513	67
Total undiscounted rental payments	115,337	103
Less imputed interest	(74,203)	(27)
Total lease liabilities	$41,134	$76

The weighted average IBR and weighted average remaining lease term as of September 30, 2025 and December 31, 2024 for the Company's operating leases are as follows:

	September 30, 2025	December 31, 2024
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	34.6 years	35.2 years
The IBR and remaining lease term as of September 30, 2025 and December 31, 2024 for the Company's finance lease is as follows:

	September 30, 2025	December 31, 2024
IBR	5.8%	—%
Remaining lease term	10.8 years	—
The following table provides details of the Company's total lease costs for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Condensed Consolidated Statements of Comprehensive Income	2025	2024	2025	2024
Operating lease costs:
Ground lease costs(1)	Rental expenses	$689	$690	$2,067	$2,053
Corporate operating lease costs	General and administrative expenses	167	185	533	561
Finance lease costs:
Interest on lease liability	Interest expense	1	—	2	—
Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(2)		$218	$205	$627	$624
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$405	$—	$433
Right-of-use assets obtained in exchange for new finance lease liabilities		$—	$—	$74	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.

Note 8—Other Assets
Other assets consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,009 and $2,988, respectively	$5,541	$1,203
Leasing commissions, net of accumulated amortization of $471 and $306, respectively	2,307	1,941
Tenant receivables	2,496	3,281
Straight-line rent receivable	65,032	58,400
Real estate deposits	—	350
Prepaid and other assets	4,313	3,392
Derivative assets - interest rate swaps	3,502	11,356
	$83,191	$79,923
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$6,923	$6,303
Accrued interest expense	2,615	2,187
Accrued property taxes	4,773	3,897
Accrued personnel costs	2,337	6,660
Performance DSUs distributions payable	504	544
Tenant deposits	1,529	1,691
Deferred rental income	13,789	12,123
Derivative liabilities - interest rate swaps	4,215	—
	$36,685	$33,405
Note 10—Credit Facility
The Company's debt consists of a senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, a senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, and a senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, or collectively, the Unsecured Credit Facility. The Unsecured Credit Facility consisted of the following amounts outstanding as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	Interest Rate	September 30, 2025	December 31, 2024
Variable 2029 Revolving Credit Agreement(1)	5.37%	$151,000	$—
Variable 2027 Term Loan Agreement fixed through interest rate swaps(2)	5.11%	250,000	250,000
Variable 2028 Term Loan Agreement fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total Unsecured Credit Facility, principal amount outstanding	4.79%	676,000	525,000
Unamortized deferred financing costs related to Unsecured Credit Facility term loans		(2,194)	(3,079)
Total Unsecured Credit Facility, net of deferred financing costs		$673,806	$521,921

(1)Interest rate represents the daily Secured Overnight Financing Rate, or SOFR, of 4.12% in effect on the Company's revolving line of credit plus the applicable margin of 1.25% as of September 30, 2025.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.

(3)Fixed through six interest rate swaps that mature on January 31, 2028.
Significant activities regarding the credit facility during the nine months ended September 30, 2025 include:
•On February 18, 2025, the Company entered into the 2029 Revolving Credit Agreement for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the Company's election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the Company's prior $500,000,000 revolving line of credit, which had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement, with the option to extend for two six-month periods. The Company did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, the Company extinguished all commitments associated with the 2026 Revolving Credit Agreement. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or SOFR loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the 2027 Term Loan Agreement, and a Second Amendment to the 2028 Term Loan Agreement, to align certain terms and covenants to the 2029 Revolving Credit Agreement.
•In connection with entering into the 2029 Revolving Credit Agreement to replace the 2026 Revolving Credit Agreement, the Company recognized a loss on extinguishment of debt of $233,000 during the nine months ended September 30, 2025. The loss on extinguishment of debt was recognized in interest expense in the accompanying condensed consolidated statements of comprehensive income.
The principal payments due on the credit facility as of September 30, 2025, for the period ending December 31, 2025, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
Period ending December 31, 2025	$—
2026	—
2027	250,000
2028	275,000
2029	151,000
Thereafter	—
$676,000
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
The Company's chief operating decision maker, or CODM, is the Chief Executive Officer, who assesses the performance of the operating segment using net income, which is reported on the condensed consolidated statements of comprehensive income as net income attributable to common stockholders. The CODM assesses net income at least quarterly to review budget-to-actual variances, review quarter-over-quarter actual variances, evaluate the operating performance of the healthcare properties, and allocate resources within the segment. Segment expenses provided to the CODM for budget-to-actual variance review and quarter-over-quarter actual variance review include rental expenses, general and administrative expenses, depreciation and amortization, impairment and disposition losses, demolition costs, and interest expense. Additionally, the CODM considers net income when determining the amount of distributions necessary to maintain the Company's REIT status.

There were no intersegment sales or transfers during the three and nine months ended September 30, 2025 and 2024. Segment assets are reported on the condensed consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the condensed consolidated statements of cash flows as capital expenditures and other costs.
Note 12—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Real estate related notes receivable—The carrying value of the real estate related notes receivable was $17,071,000, which approximated fair value as of September 30, 2025. The fair value of the Company's real estate related notes receivable is estimated using significant unobservable inputs not based on observable market activity, but rather through particular valuation techniques (Level 3). The fair value was measured using a discounted cash flow methodology, taking into consideration various factors including discount rates, credit worthiness of borrowers, availability and cost of financing and other factors.
Credit facility—The outstanding principal of the credit facility was $676,000,000 and $525,000,000, which approximated its fair value due to the variable nature of the terms as of September 30, 2025 and December 31, 2024, respectively.
The fair value of the Company's credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.

The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$3,502	$—	$3,502
Total assets at fair value	$—	$3,502	$—	$3,502
Liabilities:
Derivative liabilities - interest rate swaps	$—	$4,215	$—	$4,215
Total liabilities at fair value	$—	$4,215	$—	$4,215

	December 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$11,356	$—	$11,356
Total assets at fair value	$—	$11,356	$—	$11,356
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
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,639,000 will be reclassified from accumulated other comprehensive (loss) income as a reduction to interest expense. As of September 30, 2025, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	September 30, 2025			December 31, 2024
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	$275,000	$3,502	$(482)	$275,000	$9,261	$—
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	—	(3,733)	250,000	2,095	—
				$525,000	$3,502	$(4,215)	$525,000	$11,356	$—

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and loss recognized on the interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2025
Interest rate swaps	$559	Interest expense	$1,425	$(8,470)
Three Months Ended September 30, 2024
Interest rate swaps	$(6,843)	Interest expense	$4,527	$(5,468)
Nine Months Ended September 30, 2025
Interest rate swaps	$(7,856)	Interest expense	$4,213	$(23,624)
Nine Months Ended September 30, 2024
Interest rate swaps	$2,943	Interest expense	$13,560	$(15,955)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2025, the fair value of derivatives related to counterparties that were in a net liability position was $3,598,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2024, the Company had no counterparties with fair value of derivatives in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both September 30, 2025 and December 31, 2024, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2025 and December 31, 2024 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2025	$3,502	$—	$3,502	$(542)	$—	$2,960
December 31, 2024	$11,356	$—	$11,356	$—	$—	$11,356

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2025	$4,215	$—	$4,215	$(542)	$—	$3,673
December 31, 2024	$—	$—	$—	$—	$—	$—
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
Distributions Paid and Distributions Payable
The Company declared and paid distributions per share of Common Stock in the amount of $0.40 for each of the three months ended September 30, 2025 and 2024. The Company declared and paid distributions per share of Common Stock in the amount of $1.20 for each of the nine months ended September 30, 2025 and 2024.
On November 3, 2025, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on December 4, 2025, to the Company's stockholders of record as of the close of business on November 20, 2025.
On April 5, 2024, the Board approved the termination of the distribution reinvestment plan, effective May 1, 2024.
At-the-Market Program
On August 12, 2025, the Company entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the three and nine months ended September 30, 2025, no shares were issued under the ATM Program and as of September 30, 2025, the Company had $250,000,000 in gross sales of available capacity under the ATM Program.
Share Repurchases
Share Repurchase Program
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. Repurchases of common stock under the 2025 SRP may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of common stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of common stock and general market conditions. The 2025 SRP replaced the Company's prior share repurchase program. The Company did not repurchase any shares under the 2025 SRP during the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, 304,878 shares of Common Stock were repurchased for an aggregate purchase price of $7,344,000, excluding all related costs and fees (an average of $24.09 per share) under the Company's prior share repurchase program. The Company did not repurchase any shares under this prior share repurchase program during the year ended December 31, 2024.
Other Repurchases of Common Stock
During the nine months ended September 30, 2025, the Company repurchased 52,982 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,284,000 (an average of $24.22 per share). During the nine months ended September 30, 2024, the Company repurchased 283,694 Class A shares, Class I shares and Class T shares of Common Stock pursuant to one of the Company's prior share repurchase programs for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards (246,206 Class A shares, 7,574 Class I shares and 29,914 Class T shares), for an aggregate purchase price of $8,486,000 (an average of $29.92 per share). Additionally, during the nine months ended September 30, 2024, the Company purchased 2,212,389 shares of Common Stock for an aggregate purchase price of $50,000,000, excluding related costs and fees (an average of $22.60 per share) as a result of a modified "Dutch Auction" tender offer, or the Tender Offer. The Company incurred $2,093,000 of costs and fees related to the Tender Offer.
Accumulated Other Comprehensive (Loss) Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2024	$11,356
Other comprehensive loss before reclassification	(7,856)
Amount of income reclassified from accumulated other comprehensive loss to net income	(4,213)
Other comprehensive loss	(12,069)
Balance as of September 30, 2025	$(713)

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2023	16,603
Other comprehensive income before reclassification	2,943
Amount of income reclassified from accumulated other comprehensive income to net income	(13,560)
Other comprehensive loss	(10,617)
Balance as of September 30, 2024	$5,986
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2025	2024
Interest rate swap contracts	$(4,213)	$(13,560)	Interest expense
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings:
Net income attributable to common stockholders	$11,609	$11,935	$28,105	$31,543
Less: Income allocated to participating securities	(60)	(80)	(153)	(171)
Net income used in basic earnings per share	11,549	11,855	27,952	31,372
Add back: Income allocated to participating securities	60	80	153	171
Net income used in diluted earnings per share	$11,609	$11,935	$28,105	$31,543

Weighted Average Shares:
Basic weighted average number of common shares outstanding	54,876,443	55,571,298	55,049,612	56,634,376
Dilutive effect of weighted average shares of non-vested restricted common stock	285,845	373,047	301,588	308,968
Dilutive effect of weighted average shares of Performance DSUs	243,850	137,273	250,337	151,393
Diluted weighted average number of common shares outstanding	55,406,138	56,081,618	55,601,537	57,094,737

Net income per share attributable to common stockholders:
Basic	$0.21	$0.21	$0.51	$0.55
Diluted	$0.21	$0.21	$0.51	$0.55
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
During the nine months ended September 30, 2025, the Company granted time-based awards to its executive officers and certain employees, consisting of 109,737 restricted shares of Common Stock, net of forfeitures, or the Time-Based 2025 Awards. The Time-Based 2025 Awards will vest 25% annually following the grant date, subject to each executive's and employee's employment through the applicable vesting dates, with certain exceptions. As of September 30, 2025, there was $2,189,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
Additionally, during the nine months ended September 30, 2025, the Company's compensation committee granted Performance DSUs to its executive officers, or the Performance-Based 2025 Awards. The Performance-Based 2025 Awards will be measured based on the Company's market performance over a three-year performance period ending on December 31, 2027. Subject to each executive's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2025 Awards, if any, will be issued following the performance period end date. Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market-based thresholds over a three-year performance period. The number of shares of Common Stock that vest is based on the Company's total shareholder return, or TSR, relative to that of the MSCI US REIT Index and a Healthcare REIT Peer Group on a percentile basis. As of September 30, 2025, there was $1,989,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Time-Based 2025 Awards and the Performance-Based 2025 Awards, or collectively, the 2025 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
During the three months ended September 30, 2025, the Company granted an aggregate of 21,300 shares of restricted Common Stock to the Company's five independent directors in connection with their annual compensation. Each independent director received 4,260 shares of restricted Common Stock that will vest on the date of the Company's next annual meeting of shareholders, subject to the directors continued service through such vesting date. These awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement. As of September 30, 2025, there was $364,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Company recognized total stock-based compensation expense of $1,278,000 and $1,311,000 for the three months ended September 30, 2025 and 2024, respectively, and $3,807,000 and $3,798,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company did not recognize any accelerated stock-based compensation expense for the three months ended September 30, 2025. The Company recognized accelerated stock-based compensation expense of $19,000 for the nine months ended September 30, 2025, as a result of the acceleration of award agreements. The Company recognized accelerated stock-based compensation expense of $12,000 and $875,000 for the three and nine months ended September 30, 2024, respectively, primarily as a result of the acceleration of awards pursuant to severance agreements with departed executive officers. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
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
Development
The Company has a commitment to fund a development to expand the Dover Healthcare Facility on the acquired adjacent land as discussed in Note 3—"Real Estate" for up to $9,837,000.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2025, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Distributions Authorized
On November 3, 2025, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on December 4, 2025, to the Company's stockholders of record as of the close of business on November 20, 2025. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, expected interest rates and interest rate hedging impacts and practices, macroeconomic factors, the ability of our tenants to satisfy their rent and other obligations under their leases, tariffs and changes in other governmental policies, including the impacts of the government shutdown, term loan requirements, our share repurchases, our acquisitions and dispositions, plans, leases, dividends, distributions, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
As of September 30, 2025, we owned 140 real estate properties and three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished.
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
Factors That May Influence Results of Operations
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. While the Federal Reserve cut interest rates in late 2024 and September 2025, it has largely kept interest rates stable and future increases or decreases are uncertain. Higher interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the current administration or other countries, as well as any prolonged government shutdown, may cause additional impacts to the economy, including further inflationary pressures. On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The OBBBA includes, among other things, changes to Medicaid and health insurance marketplaces that may have an impact on our tenants' financial position. We continue to evaluate the impacts of the OBBBA.
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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants' ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. As of September 30, 2025, our properties were 99.1% leased.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Number of real estate properties(1)	140	136
Leased square feet	5,273,000	5,033,000
Weighted average percentage of rentable square feet leased	99.1%	95.5%

(1)As of September 30, 2025 we owned 140 real estate properties and three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished. As of September 30, 2024, we owned 136 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Real estate properties acquired	4	1	6	8
Real estate properties disposed	—	2	—	3
Aggregate purchase price of real estate properties acquired(1)(2)	$89,415,000	$28,364,000	$148,877,000	$164,053,000
Net book value of real estate properties disposed	$—	$15,424,000	$—	$16,776,000
Leased square feet of real estate property additions	129,000	63,000	241,000	307,000
Leased square feet of real estate property dispositions(3)	—	—	—	71,000

(1)Includes $2,676,000 for additional land purchased to expand the Dover Healthcare Facility for the three and nine months ended September 30, 2025.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
(3)The Fort Myers Healthcare Facilities were vacant upon disposition on September 25, 2024.
This section describes and compares our results of operations for the three and nine months ended September 30, 2025 and 2024. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our "same store properties." We define "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, re-development, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table allocates total rental revenue for the three months ended September 30, 2025 compared to the comparable period in 2024 (amounts in thousands).

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Same store rental revenue	$43,181	$41,591	$1,590	3.8%
Same store tenant reimbursements	3,712	3,504	208	5.9%
Non-same store rental revenue	2,405	973	1,432	147.2%
Non-same store tenant reimbursements	122	49	73	149.0%
Other operating income	1	1	—	—%
Total rental revenue	49,421	46,118	3,303	7.2%
Real estate related notes receivable interest income	427	—	427	n/a
Total revenues	$49,848	$46,118	$3,730	8.1%
•Same store rental revenue increased primarily due to a $1,558,000 increase as a result of new and renewal leasing activity, a $130,000 increase in annual base rent escalations for leases indexed to CPI, and an $81,000 increase in lease termination income as a result of a tenant at a single-tenant property who vacated its leased space, partially offset by a decrease of $179,000 as a result of properties with tenant vacancies.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue increased primarily due to a $1,932,000 increase attributable to properties acquired since July 1, 2024, partially offset by a $500,000 decrease resulting from the vacant Stoughton Healthcare Facility due to a lease termination as a result of the Steward Health Care System LLC, or Steward, bankruptcy in the prior year.
•Non-same store tenant reimbursements increased primarily due to properties acquired since July 1, 2024.
•There were no material changes in other operating income.
•Real estate related notes receivable interest income increased due to fundings of the mezzanine loans during the three months ended September 30, 2025.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Same store rental expenses	$5,466	$5,177	$289	5.6%
Non-same store rental expenses	454	646	(192)	(29.7)%
Listing-related expenses	—	32	(32)	n/a
General and administrative expenses	4,541	4,800	(259)	(5.4)%
Depreciation and amortization	19,396	17,865	1,531	8.6%
Impairment and disposition losses	—	792	(792)	n/a
Demolition costs	147	—	147	n/a
Total operating expenses	$30,004	$29,312	$692	2.4%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to higher operating costs in the current year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, decreased primarily due to a $222,000 decrease attributable to property dispositions since July 1, 2024, and a $113,000 decrease in non-reimbursable operating costs due to the vacant Stoughton Healthcare Facility, partially offset by a $143,000 increase attributable to properties acquired since July 1, 2024.
•Listing-related expenses of $32,000 were recorded during the three months ended September 30, 2024, consisting of advisory fees for legal, banking, and other advisory services, related to our listing on the New York Stock Exchange on June 13, 2024, or the Listing.
•General and administrative expenses decreased primarily due to a $355,000 decrease in personnel costs, a $58,000 decrease in costs primarily attributable to transfer agent and custodial fees as result of the Listing, and a $33,000 decrease in stock-based compensation, partially offset by a $187,000 increase in other administrative costs primarily due to the timing of audit fees.
•Depreciation and amortization increased primarily due to a $1,318,000 increase in depreciation recognized related to the change in estimated useful life at the Stoughton Healthcare Facility, a $766,000 increase due to properties acquired since July 1, 2024 and a $116,000 increase due to assets placed in service since July 1, 2024, partially offset by a $583,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $86,000 decrease from properties sold since July 1, 2024.
•Impairment and disposition losses were recorded in the amount of $792,000 during the three months ended September 30, 2024, as a result of costs related to sell the Fort Myers Healthcare Facilities.
•Demolition costs of $147,000 were recorded during the three months ended September 30, 2025, related to the demolition of the Stoughton Healthcare Facility.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest and other income	$237	$597	$(360)	(60.3)%
Interest expense	(8,470)	(5,468)	(3,002)	54.9%
Increase in current expected credit loss reserve	(2)	—	(2)	n/a
Total other (expense) income	$(8,235)	$(4,871)	$(3,364)	69.1%
•Interest and other income decreased primarily due to a decline in dividend income attributable to a lower average investment in money market funds from the deployment of proceeds in the prior year.
•Interest expense increased due to a $2,854,000 increase primarily resulting from a higher weighted average interest rate on our credit facility, higher average borrowings on our variable rate debt and higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024, and a $148,000 increase in amortization of deferred financing costs.
•The current expected credit loss reserve increased by $2,000 primarily due to additional fundings on the mezzanine loans during the period.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table details our total rental revenue for the nine months ended September 30, 2025, compared to the comparable period in 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Same store rental revenue	$121,616	$117,115	$4,501	3.8%
Same store tenant reimbursements	11,529	10,741	788	7.3%
Non-same store rental revenue	12,731	12,056	675	5.6%
Non-same store tenant reimbursements	341	395	(54)	(13.7)%
Other operating income	4	4	—	—%
Total rental revenue	146,221	140,311	5,910	4.2%
Real estate related notes receivable interest income	615	—	615	n/a
Total revenues	$146,836	$140,311	$6,525	4.7%
•Same store rental revenue increased primarily due to a $4,678,000 increase as a result of new and renewal leasing activity, a $359,000 increase in annual base rent escalations for leases indexed to CPI, a $158,000 increase related to less accelerated amortization of above-market lease intangible assets as a result of lease amendments in the prior year, a $105,000 increase in rent recognized on a cash basis as a result of a tenant with payment uncertainty who was paying less rent in the prior period and had annual base rent escalations in the current year being compared, an $81,000 increase in lease termination income as a result of a tenant at a single-tenant property who vacated its leased space and a $54,000 increase attributable to the amortization of GenesisCare severance fee income, partially offset by a decrease of $696,000 as a result of less accelerated amortization of below-market lease intangible liabilities as a result of lease terminations related to GenesisCare in the prior year and a decrease of $238,000 as a result of properties with tenant vacancies.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue increased primarily due to a $6,613,000 increase attributable to properties acquired since January 1, 2024, and a $2,667,000 increase related to less accelerated amortization of above-market lease intangibles as a result of a lease termination related to GenesisCare in the prior year, partially offset by lease termination income of $4,098,000 recognized in the prior period, a $1,630,000 decrease from properties sold since January 1, 2024, a $1,344,000 decrease resulting from the vacant Stoughton Healthcare Facility due to a lease termination as a result of the Steward bankruptcy in the prior year, a $1,342,000 decrease related to less accelerated amortization of below-market lease intangibles as a result of lease terminations related to GenesisCare in the prior year, and a $191,000 decrease related to a property that is under re-development, effective December 13, 2024.
•Non-same store tenant reimbursements decreased primarily due to properties sold since January 1, 2024.
•There were no material changes in other operating income.
•Real estate related notes receivable interest income increased due to the funding of the mezzanine loans during the nine months ended September 30, 2025.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Same store rental expenses	$16,373	$15,518	$855	5.5%
Non-same store rental expenses	1,864	1,708	156	9.1%
Listing-related expenses	—	3,012	(3,012)	n/a
General and administrative expenses	15,368	18,321	(2,953)	(16.1)%
Depreciation and amortization	55,340	57,009	(1,669)	(2.9)%
Impairment and disposition losses	6,792	1,210	5,582	461.3%
Demolition costs	147	—	147	n/a
Total operating expenses	$95,884	$96,778	$(894)	(0.9)%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to higher operating costs in the current year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to a $490,000 increase in non-reimbursable operating costs resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year, and a $392,000 increase from properties acquired since January 1, 2024, partially offset by a $600,000 decrease primarily attributable to properties sold since January 1, 2024 and a $126,000 decrease related to a property that is under re-development, effective December 13, 2024.
•Listing-related expenses of $3,012,000 were recorded during the nine months ended September 30, 2024, and consisted of advisory fees for legal, banking, and other advisory services, related to the Listing.
•General and administrative expenses decreased primarily due to a $2,795,000 decrease in personnel costs primarily attributable to 2024 separation pay and performance bonuses, a $1,031,000 decrease in costs primarily attributable to transfer agent and custodial fees as a result of the Listing, an $856,000 decrease in accelerated stock-based compensation as a result of accelerated awards due to severance, and a $45,000 decrease in legal fees, partially offset by an $909,000 increase in other administrative costs primarily due to the timing of audit fees as a result of the audit of internal controls over financial reporting due to (among other things) the change in our filer status to a large accelerated filer and an $865,000 increase in stock-based compensation.
•Depreciation and amortization decreased primarily due to a $4,646,000 decrease in accelerated amortization of in-place lease intangible assets as a result of lease amendments and terminations related to GenesisCare in the prior year, a $1,252,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $376,000 decrease from properties sold since January 1, 2024, partially offset by a $2,981,000 increase due to properties acquired since January 1, 2024, a $1,318,000 increase in depreciation recognized related to the change in estimated useful life at the Stoughton Healthcare Facility, and a $306,000 increase due to assets placed in service since January 1, 2024.
•We recorded impairment losses of $6,792,000 during the nine months ended September 30, 2025, of which $3,261,000 was a result of a tenant at a single-tenant property who vacated its leased space during the current year and $3,531,000 was a result of the impacts of a lease termination at the Stoughton Healthcare Facility in the prior year, based on inputs that are derived principally from observable market data related to the marketing for sale of the asset. We recorded impairment and disposition losses in the aggregate amount of $1,210,000 during the nine months ended September 30, 2024 as a result of tenant related triggering events that occurred at certain properties and costs related to the disposition of the Fort Myers Healthcare Facilities.
•Demolition costs of $147,000 were recorded during the nine months ended September 30, 2025, related to the demolition of the Stoughton Healthcare Facility.

Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Gain on dispositions of real estate	$—	$76	$(76)	n/a
Interest and other income	957	3,889	(2,932)	(75.4)%
Interest expense	(23,624)	(15,955)	(7,669)	48.1%
Increase in current expected credit loss reserve	(180)	—	(180)	n/a
Total other (expense) income	$(22,847)	$(11,990)	$(10,857)	90.6%
•During the nine months ended September 30, 2025, we did not dispose of any real estate properties. On January 31, 2024, we sold one property for a sale price of $1,500,000, resulting in a gain on sale of $76,000.
•Interest and other income decreased primarily due to a decline in dividend income attributable to a lower average investment in money market funds from the deployment of proceeds in the prior year.
•Interest expense increased due to a $7,173,000 increase primarily resulting from a higher weighted average interest rate on our credit facility, driven by higher average borrowings on our variable rate debt and higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024, a $491,000 increase in amortization of deferred financing costs, and a $5,000 increase in loss on extinguishment of debt in connection with entering into the 2029 Revolving Credit Agreement (as defined below) to replace the 2026 Revolving Credit Agreement (as defined below).
•The current expected credit loss reserve increased by $180,000 due to the recognition of expected credit losses associated with two mezzanine loans we entered into in November 2024.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. Interest rates on variable rate debt increased in recent years and then declined some due to the interest rate cuts by the Federal Reserve in the second half of 2024 and September 2025. Future increases or decreases are difficult to predict during the current uncertain macroeconomic environment, particularly given the recent, frequent, and significant changes in U.S. tariffs. That said, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 78% of our outstanding debt as of September 30, 2025, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
Automatic Shelf Registration Statement
On August 12, 2025, we filed with the SEC an automatic shelf registration statement on Form S-3 that is effective for a term of three years, covering future offerings of an indeterminate amount of our common stock, preferred stock, depositary shares, warrants, purchase contracts and units. In connection with the filing of the registration statement, on August 12, 2025, we filed a prospectus supplement related to the ATM Program (as defined below), with the SEC.
ATM Program
On August 12, 2025, we entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, we may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the three and nine months ended September 30, 2025, no shares were issued under the ATM Program and as of September 30, 2025, we had $250,000,000 in gross sales of available capacity under the ATM Program.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate related investments, and funding of capital improvements, including developments, and tenant improvements, distributions to, and potential stock repurchases from, stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and borrowings on our credit facility and potential other borrowings. Additionally, we may issue our common stock within the next twelve months, afterwards, or both to raise funds to meet our liquidity needs.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may continue to use, other sources to fund distributions, as necessary. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures and tenant improvement allowances identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
As of September 30, 2025, we had $27,709,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require up to $45,011,000 in cash over the next twelve months, of which $32,367,000 is related to estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2025), up to $9,837,000 is related to a development to expand the Dover Healthcare Facility, and $2,807,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of September 30, 2025, we had material obligations beyond twelve months in the amount of $829,267,000, inclusive of $716,634,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of September 30, 2025) and $112,633,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of September 30, 2025, we had $676,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of September 30, 2025, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of September 30, 2025, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of September 30, 2025, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of September 30, 2025, the maximum commitments available under our senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The 2029 Revolving Credit Agreement was entered into on February 18, 2025, to replace our prior Revolving Credit Agreement with Truist Bank, as Administrative Agent for the Lenders, that had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement. Upon closing of the 2029 Revolving Credit

Agreement, we extinguished all commitments associated with the 2026 Revolving Credit Agreement. As of September 30, 2025, the 2029 Revolving Credit Agreement had an aggregate outstanding principal balance of $151,000,000.
As of September 30, 2025, the maximum commitments available under our senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, which, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of September 30, 2025, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of September 30, 2025, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2029 Revolving Credit Agreement and 2027 Term Loan Agreement. As of September 30, 2025, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
We refer to the 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, collectively, as the “Unsecured Credit Facility,” which has aggregate commitments available of $1,125,000,000, as of September 30, 2025. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of September 30, 2025, we had a total pool availability under our Unsecured Credit Facility of $1,125,000,000 and an aggregate outstanding principal balance of $676,000,000; therefore, $449,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$86,101	$97,267	$(11,166)
Net cash used in investing activities	$(168,080)	$(149,024)	$(19,056)
Net cash provided by (used in) financing activities	$69,844	$(121,822)	$191,666
Operating Activities
•Net cash provided by operating activities decreased primarily due to a decrease in cash due to property dispositions, vacancies, lease terminations, a decrease in lease termination income, a decrease in dividend income from money market funds, and an increase in interest paid on our Unsecured Credit Facility, partially offset by an increase in cash collected for rent resulting from property acquisitions and annual rent increases.
Investing Activities
Significant investing activities included:
•Investment of $148,866,000 to purchase six properties and a land parcel for development during the nine months ended September 30, 2025, compared to an investment of $164,044,000 to purchase eight properties during the nine months ended September 30, 2024.
•There were no property dispositions during the nine months ended September 30, 2025. Received net proceeds of $16,120,000 from the sale of three properties during the nine months ended September 30, 2024.
•Funded capital expenditures, primarily for tenant improvements, of $2,372,000 during the nine months ended September 30, 2025, compared to $1,100,000 funded during the nine months ended September 30, 2024.
•Funded real estate related notes receivable of $17,543,000 during the nine months ended September 30, 2025.
•Received origination fees on real estate related notes receivable of $351,000 during the nine months ended September 30, 2025.
•Received a net return of deposits for investments in real estate of $350,000 during the nine months ended September 30, 2025.

Financing Activities
Significant financing activities included:
•Payment of $66,739,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the nine months ended September 30, 2025, compared to $59,217,000 during the nine months ended September 30, 2024.
•Repurchase of $8,634,000 of common stock for a prior share repurchase program and the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the nine months ended September 30, 2025, compared to $59,966,000 of common stock repurchased for the Tender Offer, our prior share repurchase program and the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the nine months ended September 30, 2024.
•Payment of $5,783,000 in deferred financing costs primarily as a result of entering into the 2029 Revolving Credit Agreement during the nine months ended September 30, 2025, compared to $2,578,000 as a result of entering into the 2027 Term Loan Agreement during the nine months ended September 30, 2024.
•The following Unsecured Credit Facility related activity during the nine months ended September 30, 2025:
◦Drew $156,000,000 on the 2029 Revolving Credit Agreement to fund acquisitions and mezzanine loan fundings.
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
Distributions to Stockholders
We have paid, and may in the future pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2025, our cash flows provided by operations of approximately $86,101,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $66,739,000, of which all were cash) during such period. For the nine months ended September 30, 2024, our cash flows provided by operations of approximately $97,267,000 covered 100% of our ordinary distributions paid (total ordinary distributions were approximately $69,196,000, of which $59,217,000 was cash and $9,979,000 was reinvested in shares of our common stock pursuant to the distribution reinvestment plan, or DRIP) during such period.
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
We calculate Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact our operating performance on an ongoing basis, items that affect comparability to prior periods and/or items that are not related to our core real estate operations. We consider it to be a useful supplemental financial performance measure because it provides investors with additional information to understand our sustainable performance. Excluded items include listing-related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases), loss on extinguishment of debt, changes in the current expected credit loss reserve and demolition costs.
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

Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders(1)(2)	$11,609	$11,935	$28,105	$31,543
Adjustments:
Depreciation and amortization of real estate assets	19,367	17,841	55,259	56,938
Gain on dispositions of real estate	—	—	—	(76)
Impairment and disposition losses	—	792	6,792	1,210
FFO(1)(2)	$30,976	$30,568	$90,156	$89,615
Adjustments:
Listing-related expenses	—	32	—	3,012
Severance	11	3	33	1,866
Write-off of straight-line rent receivables related to prior periods	—	—	36	—
Accelerated stock-based compensation	—	12	19	875
Amortization of above (below) market lease intangibles, including ground leases, net	18	183	63	1,431
Loss on extinguishment of debt	—	—	233	228
Increase in current expected credit loss reserve	2	—	180	—
Demolition costs	147	—	147	—
Core FFO(1)(2)	$31,154	$30,798	$90,867	$97,027
Adjustments:
Deferred rent(3)	322	333	963	3,054
Straight-line rent adjustments	(2,363)	(1,294)	(7,131)	(3,767)
Amortization of deferred financing costs	725	578	2,098	1,607
Amortization of fees on real estate related notes receivable	(35)	—	(59)	—
Stock-based compensation	1,278	1,299	3,788	2,923
AFFO(1)(2)	$31,081	$31,714	$90,526	$100,844

(1)The three and nine months ended September 30, 2025 include $81,000 of lease termination fee income received. The nine months ended September 30, 2024 include $4,098,000 of lease termination fee income received.
(2)The three and nine months ended September 30, 2025 include $83,000 of rental revenue received as a result of bankruptcy proceedings from Steward, the sponsor and owner of the former tenant at the Stoughton Healthcare Facility.
(3)The nine months ended September 30, 2024 include a $2,000,000 severance fee received from GenesisCare, which is recognized in rental revenues over the remaining GenesisCare amended master lease term. Additionally, the three and nine months ended September 30, 2025 and 2024 include a property under development that is expected to be placed in service in December 2025 at which time the rent received will be reflected in rental revenue and the deferred portion will be recognized over time in straight-line rent adjustments within rental revenues.
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
As of September 30, 2025, of our total principal debt outstanding of $676,000,000, $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 10 interest rate swap agreements. As of September 30, 2025, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement liability value of $374,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to an asset value of $6,445,000. As of September 30, 2025, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement value of these interest rate swaps to a liability value of $7,333,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 10—"Credit Facility" and Note 13—"Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of September 30, 2025, the weighted average interest rate on our total principal debt outstanding was 4.79%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
As of September 30, 2025, of the $676,000,000 total principal debt outstanding, $151,000,000 was subject to variable interest rates, indexed to daily SOFR, with an interest rate of 5.37% per annum. As of September 30, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $755,000 per year.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended September 30, 2025, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2025 - July 31, 2025	—		$—	—	$17,656,000
August 1, 2025 - August 31, 2025	5,269	(2)	$24.04	—	$75,000,000
September 1, 2025 - September 30, 2025	—		$—	—	$75,000,000
Total	5,269		$24.04	—

(1)    On August 4, 2025, the Board authorized a new share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. The three-year share repurchase program replaced the 2024 share repurchase program. We did not repurchase any shares under either program during the three months ended September 30, 2025.
(2)    Consists of shares of common stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

SILA REALTY TRUST, INC.
(Registrant)

Date: November 5, 2025	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)