Form 10-K
period 2025-12-31
Sila Realty Trust, Inc.
filed 2026-02-25
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,294,636,000.
As of February 18, 2026, there were 55,246,390 shares of common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Sila Realty Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, macroeconomic factors, including expected interest rates, interest rate hedging impacts and practices and inflation, the ability of our tenants to satisfy their rent and other obligations under their leases, tariffs and changes in other governmental policies, including the impacts of government shutdowns, term loan requirements, share repurchases, our acquisitions and dispositions, leases, dividends, distributions, strategies, transactions, plans, goals, objectives and prospects, and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “endeavor,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I.
Item 1. Business.
General Description of Business and Operations
Sila Realty Trust, Inc. is a Maryland corporation that was formed on January 11, 2013, headquartered in Tampa, Florida, that has elected, and conducts its operations so as to qualify, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. Substantially all of Sila Realty Trust, Inc.’s business is conducted through Sila Realty Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. Sila Realty Trust, Inc. is the sole general partner of the Operating Partnership and directly and indirectly owns 100% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., our Operating Partnership and all wholly-owned subsidiaries.
We are an internally managed company primarily focused on investing in the growing and resilient healthcare sector. We invest in high quality net lease healthcare facilities across the continuum of care, in the pursuit of generating predictable, durable and growing income streams. Our properties include, among others, medical outpatient buildings, inpatient rehabilitation facilities and surgical and specialty facilities. We may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
On June 13, 2024, our common stock, par value $0.01 per share, or our Common Stock, was listed and began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol “SILA”.
As of December 31, 2025, we owned 140 real estate healthcare properties and three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished.
Key Developments During 2025
•We purchased six operating healthcare properties, comprising approximately 241,000 rentable square feet for an aggregate purchase price of approximately $148,877,000.
•We fully funded two mezzanine loans for the development of an inpatient rehabilitation facility and a behavioral healthcare facility in Lynchburg, Virginia, or the Mezzanine Loans. The Mezzanine Loans have total loan amounts of $12,543,000 and $5,000,000, respectively, and a maturity date of November 5, 2029.
•We entered into a senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the Company’s election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee.
•On August 4, 2025, the board of directors, or the Board, authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period.
•Filed with the Securities and Exchange Commission, or the SEC, an automatic shelf registration statement on Form S-3 that is effective for a term of three years, covering future offerings of an indeterminate amount of our Common Stock, preferred stock, depositary shares, warrants, purchase contracts and units.
•Entered into an ATM Equity Offering Sales Agreement through which, from time to time, we may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000.
Investment Objectives and Policies
Our primary investment objectives at this time are to:
•acquire high quality net lease healthcare properties leased to tenants along the continuum of care;
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
We cannot assure stockholders that we will attain these objectives or that the value of our assets will not decrease. Furthermore, within our investment objectives and policies, we have substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the approval of the Board, as applicable. The Board may revise our investment objectives and policies if it determines that it is in the best interest of our stockholders.
Investment Strategy
We focus our investment activities on acquiring properties, preferably on a net-leased basis, that are primarily in the healthcare sector. We currently expect that most of our properties will continue to be located throughout the continental United States; however, we may purchase properties in other jurisdictions. We may also invest in real estate related debt and equity securities that meet our investment strategy and return criteria. We evaluate our assets in an effort to avoid any investments that would cause us to fail to maintain our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940.
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
We monitor the credit of our tenants in an effort to stay abreast of any material changes in credit quality. We monitor tenant credit by: (i) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (ii) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease; (iii) monitoring industry reports and other available information regarding our tenants and their underlying businesses; (iv) monitoring the timeliness of rent collections; and (v) conducting periodic inspections of our properties to ascertain patient utilization and proper maintenance, repair and upkeep.
Investment Decisions
In evaluating investments in properties, we consider various factors, including, but not limited to, to the extent such information is available with respect to such property, the following:
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
Investing in and Originating Loans
Our criteria for originating or acquiring loans are substantially the same as those involved in our investment in properties. We have and may continue to invest in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate.
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
Investing in Real Estate Securities
We may invest in non-majority owned securities of both publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities.
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
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture may be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the investment strategy criteria described above. We also evaluate the terms of the joint venture, as well as the financial condition, operating capabilities and integrity of our partner or partners.
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
Financing Strategy and Policies
We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, developments, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt.

Distribution Policy
The amount of distributions we pay to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, the timing of property acquisitions, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.
We currently pay, and intend to continue to pay, distributions to our stockholders. If we do not have enough cash from operations to fund distributions, we may sell assets or draw on our credit facility in order to fund distributions. We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations.
In accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the ordinary course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (iii) jeopardize our ability to maintain our qualification as a REIT.
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
Concentration of Credit Risk and Significant Tenants
As of December 31, 2025, we had cash on deposit in certain financial institutions that had deposits in excess of current federally insured levels. We limit cash investments to financial institutions with high credit standings; therefore, we do not believe we are exposed to any significant credit risk on our cash deposits. To date, we have not experienced any loss of or lack of access to cash in our accounts.
The following table shows the only tenant that accounted for 10% or more of our rental revenue for the year ended December 31, 2025:

Tenant	Total Number of Leases	Leased Sq Ft	2025 Rental Revenue (in thousands)	Percentage of 2025 Rental Revenue
PAM Health(1)	15	708,817	$31,622	16.1%

(1)    The leases are with tenants under the common control of PAM Health and its affiliates and have lease expiration dates between November 30, 2044 and December 14, 2045.
We had no exposure to geographic concentrations within a metropolitan statistical area that accounted for 10% or more of our rental revenue for the year ended December 31, 2025.
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

REIT Laws and Regulations
We elected, and conduct our operations so as to qualify, to be taxed as a REIT under Sections 856 through 860 of the Code. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Healthcare Licensure and Certificate of Need
Our tenants operate healthcare facilities that are subject to federal, state and local licensure, certification and inspection laws and regulations. Many states require certain healthcare providers to obtain a certificate of need, or CON, which requires prior approval for the construction, modification and closure of certain healthcare facilities. The ability to obtain such approval and/or the approval process may impact some of our tenants’ abilities to expand or change their businesses. Any failure to comply with any of these laws, regulations, or standards could result in penalties which may include loss or restriction of license, loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, or closure of the facility.
Fraud and Abuse Laws
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are able to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our leases with certain tenants may also be subject to these fraud and abuse laws. These laws include, without limitation: (i) the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any U.S. federal or state healthcare program patients; (ii) the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; (iii) the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; (iv) the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and (v) state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments to us.
Privacy, Security and Data Breach Notification Laws
The Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA regulates the privacy and security of certain health information, or Protected Health Information, and requires entities subject to HIPAA to provide notification of breaches of Protected Health Information. Healthcare providers, including many of our tenants, are subject to HIPAA. Breaches of unsecured Protected Health Information and other violations of HIPAA may have other material adverse consequences including material loss of business, business interruption, loss of patient or other critical data, regulatory enforcement, substantial legal liability and reputational harm. Certain violations of HIPAA can result in criminal penalties and enforcement.
Various other state and federal laws relate to privacy, security and the reporting of data breaches involving personal information, or, together with HIPAA, Privacy Laws. For example, various state laws and regulations may regulate the privacy and security of personal information, and require notification of affected individuals in the event of a data breach involving such individual’s personal information (including an individual’s name plus social security number, date of birth or credit card information, for example). Failure of the Company or its tenants to comply with applicable Privacy Laws could have a materially adverse effect on our Company. Failure of our tenants to comply with applicable Privacy Laws could have a material adverse effect on their ability to meet their obligations to us. Furthermore, the adoption of new Privacy Laws at the federal and state level could require us or our tenants to incur significant compliance costs.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. These laws may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Under our triple-net lease structure, our tenants would generally be responsible for additional costs that may be required to make our facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Our commitment to make readily achievable accommodations pursuant to the ADA is ongoing, and we continue to assess our properties and make modifications as appropriate in this respect.
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
Corporate Responsibility
We lease Class A Office space in a tenant focused experiential building that intends to deliver a restorative professional environment that cultivates productivity, collaboration, betterment and balance. The neighborhood in which the office building is located is part of a community that has achieved the WELL Design & Operations designation under the WELL Community Standard, the first neighborhood to do so in North America. The WELL Building Standard takes a holistic approach, offering living workplaces informed by nature and innovation thus creating conditions for personal and professional fulfillment. The building is WELL Gold v2 Certified and LEED Silver Certified.
Social Impact and Community: Our mission is to engage, inspire, and empower our employees to make a positive impact on our community where we work and live. We strive to support each of our employees engaging in the community in areas in which they are passionate and supporting causes that are personally meaningful to them. Employees are encouraged to drive positive change by dedicating their time and talent to non-profit organizations. The Company has a volunteer program whereby employees are provided 24 paid hours each year to use for service to the community. In addition, the Company organizes several group volunteer opportunities each year to support our local communities and foster a culture of giving back. Our social impact programs are in support of several non-profit organizations.
Corporate Culture: Our strong tone at the top begins with the Chief Executive Officer, who has demonstrated his focus on advancing openness, honesty, fairness and integrity within the Company. Ethical behavior is an important cornerstone of our continued success and each of us has an obligation to report any accounting irregularity, theft, discrimination, harassment or other violation of the law. We are committed to creating an open and accountable workplace where employees feel empowered to speak up and raise issues. With this in mind, we provide multiple channels to speak up, ask for guidance, and report concerns. We continue to prioritize having “The Right People, In The Right Places, Doing The Right Things.”
Core Values: We expect that our employees are aligned around core values that inspire our behavior as individuals and as an organization. Our core values are essential to the Company’s culture. These values are critical to the success of the Company and are aligned with the Company’s mission and vision statements. They define expectations for how all employees collaborate, communicate, interact and perform their roles within the Company. They describe for each employee the expectation of a “HI ACT” and that is to act with humility, with integrity, with accountability, with transparent and honest communication and by embracing teamwork.
Human Capital Resources
As of December 31, 2025, we had 47 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We aim to act with the highest integrity and operate with the highest ethical standards as we strive to create and maintain an inclusive work environment that values the uniqueness of each individual and his or her ideas and experiences. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We conduct annual training designed to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law and are routinely recognized for outstanding performance. Our compensation and benefits program is designed to attract and retain talent. We review our compensation and benefits against market and industry benchmarks to ensure they are competitive. Our employees are offered significant flexibility to meet personal and family needs.
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
Risks Related to Our Business of Investing in Real Estate
We are subject to political, economic and regulatory changes that may have an adverse impact on the global economy or the real estate market in general.
Our operating results are subject to risks generally incident to the ownership of real estate, which may prevent us from being profitable, realizing growth or maintaining the value of our real estate properties, including: changes in general economic or local conditions including inflationary and/or recessionary conditions; tenant turnover, technological changes and changes in supply of or demand for similar or competing properties in an area; changes in the cost or availability of insurance; changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; and changes in tax, real estate, environmental and zoning laws. In addition, our business may be adversely affected by market and economic volatility due to, among other things, inflation, increased interest rates, volatility in the equity and debt markets, and economic and other conditions, including pandemics, government shutdowns, geopolitical instability, geopolitical conflicts, terrorist attacks, sanctions, tariffs and other conditions beyond our control.
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
Sponsors and owners of former tenants at certain of our properties have previously declared and may in the future declare bankruptcy. A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot give assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.
We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
We had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue for the year ended December 31, 2025. The leases with tenants under common control of PAM Health accounted for 16.1% of rental revenue for the year ended December 31, 2025. In the event that a tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us.
A concentration of our properties in a particular geographic area would magnify the effects of economic downturns or natural disasters, including severe weather, in that geographic area.
There is a geographic concentration of risk subject to fluctuations in the economies of the various markets in which we own properties. As of December 31, 2025, 9.6%, 6.9%, 5.4%, 4.0% and 3.8% of our annualized December 2025 contractual base rental revenue was generated by properties with markets in Dallas, Oklahoma City, San Antonio, Akron, and Tucson, respectively. Geographic concentration of our properties exposes us to risks related to or arising from economic downturns or natural disasters, including severe weather in the areas where our properties are located. A regional or local recession or a natural disaster or severe weather in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties.
In addition, climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs, including insurance premiums, taxes and fees.
We have tenants with below investment grade credit ratings and non-rated tenants that may expose us to a greater risk of default.
As of December 31, 2025, approximately 40.6% of our annualized contractual base rental revenue was derived from tenants, guarantors, or affiliates of our tenants or guarantors, that had an investment grade credit rating from a major ratings agency, approximately 26.3% of our annualized contractual base rental revenue was derived from tenants, guarantors, or affiliates, that were rated but did not have an investment grade credit rating from a major ratings agency, and 33.1% of our annualized contractual base rental revenue was derived from tenants or guarantors that were not rated. Our investments with tenants or guarantors that do not have an investment grade credit rating from a major ratings agency, or are not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants or guarantors. When we invest in properties where the tenant or guarantor do not have a publicly available credit rating, we use certain credit assessment tools and rely on our own estimates of the tenant or guarantor’s credit rating which include but are not limited to reviewing the tenant and guarantor’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage, or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
If we are unable to renew expiring leases or re-lease such properties to new tenants, our financial results would suffer.
Our financial condition depends, in part, on our ability to lease our space. Among the factors that could impact our financial condition are our inability to renew leases, lease vacant space or re-let space as leases expire, restrictions related to re-leasing space, co-tenancy constraints if co-tenancy clauses are exercised which limit our ability to lease to certain operators and competition for tenancy of our leases.
As of December 31, 2025, 98.7% of our property portfolio was leased and leases representing 22.1% of our annualized base rent are set to expire within 5 years. We cannot assure stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, or existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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

We may be unable to secure funds for future tenant improvements or capital needs, and we may not control the maintenance of our net leased properties, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is typical that, in order to attract replacement tenants, we expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. Our leases generally provide that tenants are responsible for some or all of the maintenance and other day-to-day management of the relevant properties or their premises; however if a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities, including upon expiration or earlier termination of a lease. We generally visit our properties on a periodic basis, but deferred maintenance items may go unnoticed. In addition, a tenant may refuse or be unable to pay for any required maintenance for a property or its premises, which may result in us needing to cover such costs. While our leases generally provide for protection in these instances, a tenant may defer maintenance and it may be difficult to enforce remedies against such a tenant. If we need additional capital to improve or maintain our properties or for any other reason, we will have to obtain financing from sources such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur an unanticipated expense.
Our current lease agreements generally require, and new lease agreements that we enter into are expected to require, that the tenant maintain comprehensive hazard insurance, liability insurance, and other customary commercial lease insurance obligations, or that the tenant self-insure its required insurance obligations. However, we cannot be assured that we will continue to require the same levels of insurance coverage under our lease agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, may be uninsurable or not economically insurable by us or by our tenants. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also make it unfeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property. While the tenants under our leases generally indemnify, defend and hold us harmless for the foregoing liabilities, there can be no assurance that the respective tenant will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under its lease.
In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.
To the extent we are unable to pass along our property operating expenses and taxes to our tenants, our business, financial condition and results of operations may be negatively impacted.
Operating expenses associated with owning a property typically include real estate taxes, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulations (including zoning) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay their proportionate share of substantially all such property operating expenses; however, if there are operating expenses that we are unable to pass along to our tenants, then our business, financial condition and results of operations could be negatively impacted.
Some local real property tax assessors may seek to reassess certain properties following our acquisition of them. In addition, from time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although a substantial portion of our tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Our investments in, and acquisitions of, real property may be unsuccessful or fail to meet our expectations and we may not be successful in identifying attractive acquisition opportunities and consummating these transactions.
We cannot assure our stockholders that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all or that we will actually realize any anticipated benefits from such acquisitions or investments. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties may require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of healthcare related properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. We may not be able to obtain or assume financing for acquisitions on favorable terms or at all and we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and this could have a material adverse effect on our business. Acquired properties may be located in new markets, either within or outside the US, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot be sure that we will achieve the economic benefit we expect from acquisitions or investments. In such an event, the Company may be required to recognize an impairment which could have a material adverse effect on the Company's consolidated financial condition and results of operations.
In addition, the seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. As a result, we may have no recourse or limited recourse against the prior owners with respect to unknown liabilities. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
The Company’s real estate investments are illiquid and the Company may not be able to sell properties strategically targeted for disposition.
Because real estate investments are relatively illiquid, the Company’s ability to adjust its portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result in reduced earnings and could have an adverse effect on the Company’s financial condition. In addition, the Company may not be able to sell properties targeted for disposition, including properties held for sale, due to adverse market conditions. This may negatively effect, among other things, the Company’s ability to sell properties on favorable terms, execute its operating strategy, repay debt, or pay dividends.
We may not be able to sell a property at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets and a reduction in the value of shares held by our stockholders.
Some of our leases may not contain rental increases over time, the rental increases may be less than the fair market rate at a future point in time, or we may not be able to renew or re-lease space at current rents. Therefore, or for other reasons related to the individual properties or the markets in which they are located, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
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
Risks Related to our Business of Investing in the Healthcare Property Sector
Our properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amount available for distributions to our stockholders.
Our current and potential properties and our tenants may face competition from nearby healthcare facilities and other properties that provide comparable services. Some of our competing facilities may be owned by governmental agencies and are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions and pay little or no taxes. Not all of our properties will be affiliated with non-profit corporations and receive such support. Additionally, the introduction and expansion of new stakeholders competing with traditional providers in the healthcare market and telemedicine are disrupting “agents” in the healthcare industry and could lead to decreased demand for healthcare properties and new trends in payments. The trend of increasing private equity investment in healthcare providers could also increase competition in the healthcare market. Our tenants’ failure to compete successfully with other healthcare providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals, physicians or other healthcare providers to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and ability to make distributions to our stockholders.
Compliance with and changes to healthcare laws and regulations could have an adverse effect on the financial condition of our tenants and, consequently, their ability to make rent payments and meet obligations to us.
Tenants of our healthcare properties may be required to hold appropriate licenses and secure regulatory approvals for initial or continued operation. Operators failing to comply with state licensing laws and regulations may face disciplinary actions from state and regulatory agencies, including restrictions or termination of their privilege to operate within the state. Many states regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through CON laws, which may include regulation of certain licenses, medical equipment, and capital expenditures. Additionally, the transfer of healthcare facilities to successor operators may necessitate regulatory approval, and the replacement of a tenant operator could be delayed due to this process. Failure to secure CON approval for a desired project, failure of tenant operators to maintain proper licensing, and delays in transferring properties to successor operators could negatively impact our tenants’ financial conditions, and thus result in an adverse impact on our revenue, operations, and the ability to make distributions to our stockholders.
Our tenants’ operations may become subject to legal claims that their services have resulted in patient injury or other adverse effects in violation of applicable laws. Such claims may cause our tenants to incur punitive damages arising from professional liability and general liability claims and/or become subject to governmental investigations, enforcement actions or litigation. Legal claims against our tenants, including any governmental audits or investigations resulting therefrom, could have a negative impact on their financial condition and ability to pay rent. Consequently, such legal claims against our tenants could have an adverse impact on our revenue, operations, and ability to make stockholder distributions. Our tenants’ businesses are generally influenced by government and private payor rates, and sources of revenue for our tenants typically include the Medicare and Medicaid programs. Healthcare providers continue to face increased government pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Such efforts by Medicare and Medicaid to reduce reimbursements could negatively affect our tenant’s revenues and their ability to pay rent to us.
Reimbursement from Medicare, Medicaid, and other governmental payors may be subject to statutory changes, recovery of overpayments, rate adjustments, administrative decision-making, funding restrictions, and payment delays due to investigations or audits. The effect and timing of any future legislative reforms related to reimbursement to our tenants for their services cannot be ascertained, and we cannot guarantee continued adequate reimbursement levels from either governmental or private payors. Insufficient reimbursement from government and private payors could negatively impact tenants’ finances and rent payments, which could have an adverse effect on our revenue, operations, and ability to make stockholder distributions.
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
Adverse trends in healthcare provider operations, including those related to changes in laws and regulations, may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing, among other things: changes in the demand for and methods of delivering healthcare services, particularly as telemedicine and telehealth continue to gain popularity, as well as continued innovation and integration of technological advancements and artificial intelligence; a shift in the provision of healthcare services from inpatient to outpatient settings; changes in third party reimbursement methods and policies, including an increased focus on value-based reimbursement with downside provider risk; consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities; consolidation of health insurers; competition among healthcare providers including competition for patients among healthcare providers in areas with significant unused capacity; increased expense for uninsured patients; increased expense arising from an older and sicker patient mix; increased liability insurance expenses; increased emphasis on compliance with privacy and security requirements related to health information; pressures on healthcare providers to control or reduce costs; staffing shortages (particularly nursing staff) and increases in wages as well as inflation in the cost of supplies; regulatory and government reimbursement uncertainty, increased price transparency resulting from the Transparency in Coverage rule and the Consolidated Appropriations Act of 2021, the Hospital Price Transparency regulation of 2021, the No Surprises Act and other healthcare reform laws and court decisions on cases challenging the legality of such laws; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicaid payment rates (including changes to Medicaid in connection with the One Big Beautiful Bill Act, which is expected to significantly reduce Medicaid funding); increased scrutiny of control over release of confidential patient medical information and increased attention to compliance with regulations designed to safeguard protected health information and cyberattacks on healthcare entities and their business associates (i.e., vendors who handle patient protected health information); and anticipated increased scrutiny and enforcement of anti-trust laws by the Federal Trade Commission and Department of Justice Antitrust Division. These factors may adversely affect demand for healthcare facilities by potential future tenants and/or the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have an adverse effect on our business, financial condition, results of operations, and ability to make distributions to our stockholders. In addition, increased federal and state scrutiny of healthcare provider transactions, including those involving real estate investment trusts and required disclosures thereof, could negatively impact projects or prohibit investment or lead to more oversight of our tenants, thus potentially increasing government enforcement activity against them. For example, following a bankruptcy, there has been and may in the future be substantial negative press attention regarding certain types of corporate operators of healthcare facilities as well as actual and potential legislation, either or both of which could have negative impacts on our current and potential future tenants which could potentially have an adverse effect on our results of operations.
Risks Related to Our Corporate Structure
We are dependent on our key personnel.
As of December 31, 2025, we only had 45 employees and two executive officers. Given the relatively small size of our management team, we are dependent on our Chief Executive Officer, Chief Financial Officer and other key personnel. We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure our stockholders that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or we are unable to establish or maintain the necessary strategic relationships, our ability to operate our business or implement our business strategy could be delayed or hindered.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders and may hinder a stockholder’s ability to dispose of his or her shares.
Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this respect, among other things, unless exempted (prospectively or retroactively) by the Board, no person (as defined in our charter) may own (i) more than 9.8% in value of the aggregate of our outstanding shares (of any class or series, including common shares or preferred shares) of stock, or (ii) more than 9.8% (in value or number, whichever is more restrictive) of the aggregate of the outstanding shares of only our Common Stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our Common Stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.
Our charter permits the Board to classify or reclassify unissued stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
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
Provisions of the MGCL, our charter, and our bylaws could deter takeover attempts and have an adverse impact on a stockholder’s ability to exit the investment.
The Maryland General Corporation Law, or the MGCL, our charter, and our bylaws contain provisions that may delay, defer, or prevent a transaction or a change in control of the Company.
We are subject to the Maryland Business Combination Act, which may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, with some exceptions, the Maryland Control Share Acquisition Act, provides that a holder of “control shares” of a Maryland corporation acquired in a control share acquisition has no voting rights, except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding “control shares” owned by the acquiring person, owned by the Company’s officers, and owned by the Company’s employees who are also directors. As permitted by the MGCL, however, our bylaws exempt the Company from the application of the Maryland Control Share Acquisition Act. If our bylaws are amended to repeal this exemption, the Maryland Control Share Acquisition Act would apply and would very likely make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Further, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board, increasing the vote required to remove a director, or requiring an affirmative vote of a majority of the remaining directors to fill a vacancy.
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
Our revenues are generated by our leases, which typically have fixed rental rates, subject to periodic rent escalators. The generally fixed nature of revenues and the variable rate of debt obligations and other expenses could create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and adversely affect our business, financial condition, results of operations, and ability to make distributions to our stockholders. In addition, during inflationary periods, our expenses may increase faster than our fixed rental increases, which could potentially have an adverse effect on our results of operations.
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
As of December 31, 2025, we had approximately $676,000,000 of indebtedness representing the 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, and we may be able to incur more debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.
We incur borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have obtained credit facilities and may obtain other similar financing arrangements in order to acquire properties. We may also decide to later further leverage our properties. We may pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service debt, then the amount available for distribution to our stockholders may be reduced.
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
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. Additionally, in the past, international conflicts and the resultant U.S. response, including financial sanctions, have disrupted credit markets. These disruptions could severely impact the availability of credit in the market and/or contribute to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. These disruptions in the credit markets have not thus far affected our ability to borrow money to finance the purchase of, or other activities related to, real estate assets, but they may do so in the future. If we are unable to borrow money on terms and conditions that we find acceptable, we may be forced to reduce the number of properties we can purchase and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
U.S. Federal Income Tax Risks
Failure to maintain our qualification as a REIT would adversely affect our operations and ability to make distributions.
In order for us to maintain our qualification as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements set forth in the Code and Treasury Regulations on an ongoing basis. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, various factual matters and circumstances relevant to our REIT qualification may not be entirely within our control. If certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.
If we fail to maintain our qualification as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the taxable year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional corporate-level tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return of stockholders’ investments.
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
A REIT will incur a 100% tax on the net income from a “prohibited transaction.” Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of business. Our desire to avoid the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT. While we believe that the dispositions of our assets pursuant to our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the IRS regarding any dispositions.

Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. Any such taxes we pay would reduce our cash available for distribution to our stockholders.
Even if we qualify as a REIT, we may face other tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify for taxation as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, we may be subject to the prohibited transactions tax and/or the excise tax for failing to make (or be deemed to have made) sufficient distributions, as described above. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, either directly or indirectly through our Operating Partnership or other companies through which we indirectly own assets.
Additionally, some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries, or TRS. Any of our TRS would be subject to U.S. federal, state and local income tax on its taxable income at applicable corporate rates, reducing the amount available for distribution to us. Further, we would incur a 100% excise tax on transactions with our TRS that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRS would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRS to us would not be subject to the excise tax, no assurance can be given that excise tax would not arise from such transactions. Any taxes we pay would reduce our cash available for distribution to our stockholders.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities and limit our expansion opportunities, or otherwise adversely affect our ability to execute our business plan.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo or liquidate otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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

U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect, which could have a material and adverse effect on us and our stockholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.
Dividends payable by REITs generally do not qualify for the preferential tax rates available for some dividends under current law.
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. However, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT resulting in a maximum effective U.S. federal income tax rate of

29.6% on such income. These rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends; however, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including our Common Stock.
REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our Common Stock.
In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the Common Stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series. Our charter provides for ownership limitations that generally restrict shareholders from owning more than 9.8% of our outstanding shares. For additional information, see the risk factor above titled “The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders and may hinder a stockholder’s ability to dispose of his or her shares.”
Risks Related to our Common Stock
The market price and trading volume of shares of our Common Stock may be volatile.
Our Common Stock is listed on the NYSE. A number of factors could negatively affect the price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock. We cannot assure our stockholders that the market price of our Common Stock will not fluctuate or decline significantly in the future. Factors that could negatively affect our market price include, but are not limited to,
•limited trading volume, which may depress the price of our Common Stock or subject our Common Stock to greater price volatility,
•actual or anticipated declines in our operating results or distributions,
•changes in government regulations or spending (including Medicare spending),
•changes in laws affecting REITs and related tax matters,
•changes in market valuations of similar companies,
•adverse market reaction to any increased indebtedness we may incur in the future,
•issuance of additional equity securities,
•actions by institutional investors,
•changes in law affecting REITs and related tax matters,
•publication of research reports about us or the real estate industry,
•speculation in the press or investment community,
•additions or departures of key management personnel,
•changes in our credit ratings,
•changes in our market expectations of our funds from operations, core funds from operations, and adjusted funds from operations, and
•general market and economic conditions.

General Risk Factors
Cybersecurity risks and incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We rely extensively on information systems, including systems through vendors and third parties, to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity incidents. We consider a cybersecurity incident to be any adverse event that threatens the confidentiality, integrity, or availability of our information systems or data or systems or data on which we rely. These cybersecurity incidents could include attempts to gain unauthorized access to our data and/or information systems, computer viruses, cyberattacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyberattacks), social engineering or other fraudulent schemes. Cybersecurity incidents may be caused by a third-party or by employee error, negligence or fraud, and may be undertaken by individuals or be highly organized attempts by highly sophisticated organizations. We employ a variety of measures to prevent, detect, and mitigate these threats; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity incident. Further, new technologies such as artificial intelligence may be more capable of evading these safeguards, and threat actors may use artificial intelligence tools to automate and enhance cybersecurity attacks against us. We employ measures designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to the security of our information systems and data.
The result of cybersecurity incidents, or a failure to report such an incident in the timeframe required by law, may include the compromise of confidential information (including the personally identifiable information of our employees, tenants, vendors, and business partners), disruption of the proper functioning of our networks and information systems, disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, regulatory scrutiny or investigations, and damage to our tenant and investor relationships. Furthermore, if our systems, networks, and technology (or those of third parties on which we rely) suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We continue to face ongoing and increasing cybersecurity risks that may materially affect us in the future, and there is no guarantee that any processes, procedures, and internal controls we have implemented, or will implement, will prevent or mitigate cybersecurity incidents that could adversely affect our business, financial condition, and results of operations. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures are required by state or federal authorities, there is no guarantee that the increased amount of resources, both time and expense, will not adversely affect our business. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Moreover, data protection laws and regulations in the jurisdictions where we operate often require “reasonable,” “appropriate” or “adequate” technical and organizational cybersecurity measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our cybersecurity measures will be deemed adequate, appropriate or reasonable by a regulator or court. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.
Although we maintain insurance that is designed to cover cybersecurity incidents, our coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions. As cyberattacks increase in frequency and magnitude, we may be unable to obtain insurance in amounts and on terms we view as adequate for our operations.
We are exposed to risks related to the use of artificial intelligence.
We may use artificial intelligence, including generative or agentic artificial intelligence, and/or machine learning (collectively, “AI”) tools in our operations. Some of our competitors may have instituted, or may institute, low-cost, high-speed applications and services based on AI, and new competitors may enter our industry using new platforms based on AI. If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. Additionally, although AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement, or misappropriation of intellectual property, as well as risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. Although we implement measures designed to help prevent such errors or inadequacies, those measures may not always be successful, and the results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations.
The legal requirements relating to AI continue to evolve and remain uncertain, and such legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights. Additionally, we may need to expend additional resources to modify and maintain our use of AI tools to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices.
Additionally, our tenants, vendors, investors, analysts and other of our stakeholders may use AI which may present similar risks to those described above. With respect to our vendors in particular, our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our vendors’ ability to uphold an appropriate level of service and data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived cybersecurity incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our cybersecurity measures.
In addition, investors, analysts, and other market participants may use AI tools to process, summarize, or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.
Distributions paid from sources other than our cash flows from operations could reduce our available cash and the value of our Common Stock.
We have previously paid, and may pay in the future, distributions from sources other than from our cash flows from operations. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as the sale of assets and the sale of additional securities, which may reduce the amount of capital we ultimately invest in properties or other permitted investments. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders’ interest in us if we sell shares of our Common Stock to third party investors. Funding distributions to our stockholders will result in us having less funds available for acquiring properties or real estate related investments. Our inability to acquire such properties or investments may have a negative effect on our ability to generate sufficient cash flows from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have developed, implemented, and integrated a cybersecurity program, or the Cybersecurity Program, into our broader risk management structure to protect our information systems by using physical, technical, and administrative safeguards. This includes measures designed to assess, identify, monitor, report, and remediate cybersecurity threats. The Cybersecurity Program aims to prevent unauthorized data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Cybersecurity Program utilizes a threat-centric and risk-based approach to identify and assess cybersecurity threats that could affect our business and information systems based on industry frameworks such as the National Institute of Standards and Technology Cybersecurity Framework, or the NIST Framework.
Our Cybersecurity Program includes the following processes:
•Conducting annual control reviews, annual policy reviews and annual investments in our security infrastructure;
•Periodically testing our information systems to assess our vulnerability to cyber risk, including targeted penetration testing and vulnerability scanning;
•Collaborating with our internal audit team to evaluate the effectiveness of our Cybersecurity Program and communicating results to our executive officers;
•Providing mandatory cybersecurity training to all employees, including regular phishing awareness campaigns and regular security awareness trainings;

•Leveraging the NIST Framework for an annual assessment of the Cybersecurity Program;
•Maintaining business continuity, contingency and recovery plans to promptly respond to and recover from cybersecurity incidents;
•Conducting security assessments of third-party service providers with access to personal, confidential or proprietary information before engagement and engaging in ongoing monitoring of such providers;
•Implementing processes to confirm that agreements with third parties contain data security and privacy terms as appropriate;
•Retaining a third-party cybersecurity provider for incident response services for certain cybersecurity incidents and conducting a table top response exercise with the third-party cybersecurity provider and certain company personnel at lease annually; and
•Maintaining cybersecurity risk insurance that could help defray the costs of a cybersecurity incident.
Through our incident response plan, we have designated a cybersecurity management team, or the Cybersecurity Management Team, composed of our executive officers and management representatives. Led by our Vice President of Information Technology & Corporate Facilities, our Cybersecurity Management Team is responsible for the management of the Cybersecurity Program and for the day-to-day investigation of and response to potential cybersecurity incidents. The goals of the incident response plan are to prevent, detect and contain cybersecurity incidents, determine their scope and risk, respond appropriately to the incident, communicate the results and risk to relevant stakeholders, and reduce the likelihood of the incident reoccurring.
Our Vice President of Information Technology & Corporate Facilities has served in this role since 2018. In this role, he manages and oversees the Company’s network and information systems. Additionally, he works with the executive officers, management representatives and third-party experts to maintain the Company’s Cybersecurity Program. Our Vice President of Information Technology & Corporate Facilities possesses extensive experience in technology and cybersecurity gained over his career spanning more than 25 years, including service as the Executive Director of Business Applications as well as a senior implementer and business consultant.
The Board plays a role in overseeing risks associated with cybersecurity threats and has delegated to the Audit Committee primary oversight of the Cybersecurity Program. Our executive officers report on our Cybersecurity Program to the Audit Committee at least four times per year (including as part of our discussions regarding enterprise risk management) and provide updates to the full Board regarding these topics as appropriate. Our quarterly updates to the Audit Committee include a discussion of our Cybersecurity Program measures and controls, including our internal auditor’s review and our internal monitoring of cybersecurity risks. As part of the incident response plan discussed above, in the event we experience a cybersecurity incident that could materially affect us, including our business strategy, results of operations, or financial condition, our executive officers (who are also a part of the Cybersecurity Management Team) will review the cybersecurity incident with the Audit Committee and full Board as appropriate.
We face risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations or financial conditions. See “Risk Factors – General Risk Factors – Cybersecurity risks and incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of these risks. As of December 31, 2025 we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years.
Item 2. Properties.
Our principal executive office is located at 1001 Water Street, Suite 800, Tampa, Florida 33602. As of December 31, 2025, we owned a portfolio of 140 real estate properties, composed of approximately 5,323,000 rentable square feet of commercial spaces, and an additional three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished. As of December 31, 2025, 124 of our real estate properties were leased to a single-tenant, 14 of our real estate properties were leased to multiple tenants, and two of our real estate properties were vacant. As of December 31, 2025, 98.7% of our rentable square feet was leased, with a weighted average remaining lease term of 10.0 years. As of December 31, 2025, all of our real estate investments are in healthcare properties aside from three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished. We own fee simple interests in all of our land, buildings and improvements except for 20 properties, for which we own leasehold interests subject to the respective ground leases.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2025:

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Houston Healthcare Facility	Houston-Pasadena-The Woodlands, TX	07/31/2014	1993	100%	13,645	(1)
Cincinnati Healthcare Facility	Cincinnati, OH-KY-IN	10/29/2014	2001	100%	14,868	(1)
Winston-Salem Healthcare Facility	Winston-Salem, NC	12/17/2014	2004	100%	22,200	(1)
Stoughton Healthcare Facility(2)	Boston-Cambridge-Newton, MA-NH	12/23/2014	1973	—%	—	—
Fort Worth Healthcare Facility	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	100%	83,464	(1)
Fort Worth Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	12/31/2014	2014	100%	8,268	(1)
Winter Haven Healthcare Facility	Lakeland-Winter Haven, FL	01/27/2015	2009	100%	7,560	(1)
Overland Park Healthcare Facility	Kansas City, MO-KS	02/17/2015	2014	100%	54,568	(1)
Clarion Healthcare Facility	Pittsburgh, PA	06/01/2015	2012	100%	33,000	(1)
Webster Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/05/2015	2015	100%	53,514	(1)
Augusta Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2010	100%	51,000	(1)
Cincinnati Healthcare Facility III	Cincinnati, OH-KY-IN	07/22/2015	2014	100%	41,600	(1)
Florence Healthcare Facility	Cincinnati, OH-KY-IN	07/22/2015	2014	100%	41,600	(1)
Oakland Healthcare Facility	Augusta-Waterville, ME (µSA)	07/22/2015	2004	100%	20,000	(1)
Wyomissing Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	07/24/2015	2007	100%	37,117	(1)
Luling Healthcare Facility	Austin-Round Rock-San Marcos, TX	07/30/2015	2003	100%	40,901	(1)
Omaha Healthcare Facility	Omaha, NE-IA	10/14/2015	2014	100%	40,402	(1)
Sherman Healthcare Facility	Sherman-Denison, TX	11/20/2015	2005	100%	57,576	(1)
Sherman Healthcare Facility II	Sherman-Denison, TX	11/20/2015	2005	100%	8,055	(1)
Fort Worth Healthcare Facility III	Dallas-Fort Worth-Arlington, TX	12/23/2015	1998	100%	36,800	(1)
Oklahoma City Healthcare Facility	Oklahoma City, OK	12/29/2015	1985	100%	94,076	(1)
Oklahoma City Healthcare Facility II	Oklahoma City, OK	12/29/2015	1994	100%	41,394	(1)
Edmond Healthcare Facility	Oklahoma City, OK	01/20/2016	2002	100%	17,700	(1)
Oklahoma City Healthcare Facility III	Oklahoma City, OK	01/27/2016	2006	100%	5,000	(1)
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	01/27/2016	2007	100%	8,762	(1)
Newcastle Healthcare Facility	Oklahoma City, OK	02/03/2016	1995	100%	7,424	(1)
Oklahoma City Healthcare Facility V	Oklahoma City, OK	02/11/2016	2008	100%	43,676	(1)
Rancho Mirage Healthcare Facility	Riverside-San Bernardino-Ontario, CA	03/01/2016	2018	100%	47,008	(1)
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	03/07/2016	2007	100%	14,676	(1)
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	06/22/2016	2016	100%	102,978	(1)
Las Vegas Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	06/24/2016	2017	100%	56,220	(1)
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	06/30/2016	1997	100%	62,857	(1)
Marlton Healthcare Facility	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	11/01/2016	1995	100%	89,139	(1)
Grand Rapids Healthcare Facility	Grand Rapids-Wyoming-Kentwood, MI	12/07/2016	2008	73%	78,419	(1)
Corpus Christi Healthcare Facility	Corpus Christi, TX	12/22/2016	1992	100%	25,102	(1)
Aurora Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	03/30/2017	2002	100%	24,722	(1)
Allen Healthcare Facility	Dallas-Fort Worth-Arlington, TX	03/31/2017	2007	100%	42,627	(1)
Austin Healthcare Facility	Austin-Round Rock-San Marcos, TX	03/31/2017	2012	100%	66,095	(1)
Beaumont Healthcare Facility	Beaumont-Port Arthur, TX	03/31/2017	1991	100%	61,000	(1)
San Antonio Healthcare Facility	San Antonio-New Braunfels, TX	06/29/2017	1984	100%	44,746	(1)
Silverdale Healthcare Facility	Bremerton-Silverdale-Port Orchard, WA	08/25/2017	2005	100%	26,127	(1)
Silverdale Healthcare Facility II	Bremerton-Silverdale-Port Orchard, WA	09/20/2017	2007	100%	19,184	(1)
Saginaw Healthcare Facility	Saginaw, MI	12/21/2017	2002	100%	87,843	(1)
Carrollton Healthcare Facility	Dallas-Fort Worth-Arlington, TX	04/27/2018	2015	100%	21,990	(1)
Katy Healthcare Facility	Houston-Pasadena-The Woodlands, TX	06/08/2018	2015	100%	34,296	(1)
Indianola Healthcare Facility	Des Moines-West Des Moines, IA	09/26/2018	2014	100%	18,116	(1)
Indianola Healthcare Facility II	Des Moines-West Des Moines, IA	09/26/2018	2011	100%	20,990	(1)
Benton Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1992/1999	100%	104,419	(1)
Benton Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	10/17/2018	1983	100%	11,350	(1)
Bryant Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	1995	100%	23,450	(1)
Hot Springs Healthcare Facility	Little Rock-North Little Rock-Conway, AR	10/17/2018	2009	100%	8,573	(1)
Clive Healthcare Facility	Des Moines-West Des Moines, IA	11/26/2018	2008	100%	58,156	(1)
Valdosta Healthcare Facility	Valdosta, GA	11/28/2018	2004	100%	24,750	(1)
Valdosta Healthcare Facility II	Valdosta, GA	11/28/2018	1992	100%	12,745	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Bryant Healthcare Facility II	Little Rock-North Little Rock-Conway, AR	08/16/2019	2016	100%	16,425	(1)
Laredo Healthcare Facility	Laredo, TX	09/19/2019	1998	100%	61,677	(1)
Laredo Healthcare Facility II	Laredo, TX	09/19/2019	1998	100%	118,132	(1)
Poplar Bluff Healthcare Facility	Poplar Bluff, MO (µSA)	09/19/2019	2013	100%	71,519	(1)
Tucson Healthcare Facility	Tucson, AZ	09/19/2019	1998	100%	34,009	(1)
Akron Healthcare Facility	Akron, OH	10/04/2019	2012	100%	98,705	(1)
Akron Healthcare Facility II	Akron, OH	10/04/2019	2013	100%	38,564	(1)
Akron Healthcare Facility III	Akron, OH	10/04/2019	2008	100%	54,000	(1)
Alexandria Healthcare Facility	Alexandria, LA	10/04/2019	2007	—%	—	(1)
Appleton Healthcare Facility	Appleton, WI	10/04/2019	2011	100%	7,552	(1)
Austin Healthcare Facility II	Austin-Round Rock-San Marcos, TX	10/04/2019	2006	100%	18,273	(1)
Bellevue Healthcare Facility	Green Bay, WI	10/04/2019	2010	100%	5,838	(1)
Bonita Springs Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	100%	9,800	—
Bridgeton Healthcare Facility	St. Louis, MO-IL	10/04/2019	2012	100%	66,914	(1)
Covington Healthcare Facility	New Orleans-Metairie, LA	10/04/2019	1984	100%	43,250	(1)
Crestview Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2004	100%	5,685	—
Dallas Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2011	100%	62,390	(1)
De Pere Healthcare Facility	Green Bay, WI	10/04/2019	2005	100%	7,100	(1)
Denver Healthcare Facility	Denver-Aurora-Centennial, CO	10/04/2019	1962	100%	131,210	(1)
El Segundo Healthcare Facility	Los Angeles-Long Beach-Anaheim, CA	10/04/2019	2009	100%	12,163	—
Fairlea Healthcare Facility	Hagerstown-Martinsburg, MD-WV	10/04/2019	1999	100%	5,200	—
Fayetteville Healthcare Facility	Fayetteville-Springdale-Rogers, AR	10/04/2019	1994	100%	55,740	(1)
Fort Walton Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2005	100%	9,017	—
Frankfort Healthcare Facility	Lexington-Fayette, KY	10/04/2019	1993	100%	4,000	—
Frisco Healthcare Facility	Dallas-Fort Worth-Arlington, TX	10/04/2019	2010	100%	57,051	(1)
Goshen Healthcare Facility	Elkhart-Goshen, IN	10/04/2019	2010	100%	15,462	(1)
Hammond Healthcare Facility	Hammond, LA	10/04/2019	2006	100%	63,000	(1)
Hammond Healthcare Facility II	Hammond, LA	10/04/2019	2004	100%	23,835	(1)
Henderson Healthcare Facility	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2000	100%	6,685	—
Houston Healthcare Facility III	Houston-Pasadena-The Woodlands, TX	10/04/2019	1998	100%	16,217	(1)
Howard Healthcare Facility	Green Bay, WI	10/04/2019	2011	100%	7,552	(1)
Jacksonville Healthcare Facility	Jacksonville, FL	10/04/2019	2009	100%	13,082	—
Lafayette Healthcare Facility	Lafayette, LA	10/04/2019	2004	100%	73,824	(1)
Lakewood Ranch Healthcare Facility	North Port-Bradenton-Sarasota, FL	10/04/2019	2008	100%	10,919	—
Las Vegas Healthcare Facility II	Las Vegas-Henderson-North Las Vegas, NV	10/04/2019	2007	100%	6,963	—
Lehigh Acres Healthcare Facility	Cape Coral-Fort Myers, FL	10/04/2019	2002	100%	5,746	—
Lubbock Healthcare Facility	Lubbock, TX	10/04/2019	2003	100%	102,143	(1)
Manitowoc Healthcare Facility	Green Bay, WI	10/04/2019	2003	100%	7,987	(1)
Manitowoc Healthcare Facility II	Green Bay, WI	10/04/2019	1964	100%	36,090	(1)
Marinette Healthcare Facility	Green Bay, WI	10/04/2019	2008	100%	4,178	(1)
New Braunfels Healthcare Facility	San Antonio-New Braunfels, TX	10/04/2019	2007	100%	27,971	(1)
North Smithfield Healthcare Facility	Providence-Warwick, RI-MA	10/04/2019	1965	100%	92,944	(1)
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	10/04/2019	2007	100%	34,970	(1)
Oshkosh Healthcare Facility	Oshkosh-Neenah, WI	10/04/2019	2010	100%	8,717	(1)
Palm Desert Healthcare Facility	Riverside-San Bernardino-Ontario, CA	10/04/2019	2005	—%	—	—
Rancho Mirage Healthcare Facility II	Riverside-San Bernardino-Ontario, CA	10/04/2019	2008	100%	7,432	—
San Antonio Healthcare Facility III	San Antonio-New Braunfels, TX	10/04/2019	2012	100%	50,000	(1)
San Antonio Healthcare Facility IV	San Antonio-New Braunfels, TX	10/04/2019	1987	100%	113,136	(1)
San Antonio Healthcare Facility V	San Antonio-New Braunfels, TX	10/04/2019	2017	81%	47,091	(1)
Santa Rosa Beach Healthcare Facility	Crestview-Fort Walton Beach-Destin, FL	10/04/2019	2003	100%	5,000	—
Savannah Healthcare Facility	Savannah, GA	10/04/2019	2014	100%	48,184	—
Sturgeon Bay Healthcare Facility	Green Bay, WI	10/04/2019	2007	100%	3,100	(1)
Victoria Healthcare Facility	Victoria, TX	10/04/2019	2013	100%	34,297	(1)
Victoria Healthcare Facility II	Victoria, TX	10/04/2019	1998	100%	28,752	(1)
Wilkes-Barre Healthcare Facility	Scranton–Wilkes-Barre, PA	10/04/2019	2012	100%	15,996	(1)
Tucson Healthcare Facility II	Tucson, AZ	12/26/2019	2021	100%	60,913	(1)
Tucson Healthcare Facility III	Tucson, AZ	12/27/2019	2020	100%	20,000	(1)
Grimes Healthcare Facility	Des Moines-West Des Moines, IA	02/19/2020	2018	100%	14,669	(1)

Property Name	MSA/µSA	Date Acquired	Year Constructed	% Leased	Leased Sq Ft	Encumbrances, $ (in thousands)
Tampa Healthcare Facility	Tampa-St. Petersburg-Clearwater, FL	09/08/2020	2015	94%	31,674	(1)
Tucson Healthcare Facility IV	Tucson, AZ	12/22/2020	2022	95%	42,585	(1)
Greenwood Healthcare Facility	Indianapolis-Carmel-Greenwood, IN	04/19/2021	2008	100%	53,560	(1)
Clive Healthcare Facility II	Des Moines-West Des Moines, IA	12/08/2021	2008	100%	63,224	(1)
Clive Healthcare Facility III	Des Moines-West Des Moines, IA	12/08/2021	2008	100%	33,974	(1)
Clive Healthcare Facility IV	Des Moines-West Des Moines, IA	12/08/2021	2009	100%	35,419	(1)
Clive Undeveloped Land	Des Moines-West Des Moines, IA	12/08/2021	—	—%	—	—
Clive Undeveloped Land II	Des Moines-West Des Moines, IA	12/08/2021	—	—%	—	—
Yukon Healthcare Facility	Oklahoma City, OK	03/10/2022	2020	100%	45,624	(1)
Pleasant Hills Healthcare Facility	Pittsburgh, PA	05/12/2022	2015	100%	33,712	(1)
Prosser Healthcare Facility I	Kennewick-Richland, WA	05/20/2022	2020	100%	6,000	(1)
Prosser Healthcare Facility II	Kennewick-Richland, WA	05/20/2022	2013	100%	9,230	(1)
Prosser Healthcare Facility III	Kennewick-Richland, WA	05/20/2022	2013	100%	5,400	(1)
Tampa Healthcare Facility II	Tampa-St. Petersburg-Clearwater, FL	07/20/2022	2022	100%	87,649	(1)
Escondido Healthcare Facility	San Diego-Carlsbad, CA	07/21/2022	2021	100%	56,800	(1)
West Palm Beach Healthcare Facility	Miami-Fort Lauderdale-West Palm Beach, FL	06/15/2023	1999	100%	25,150	(1)
Burr Ridge Healthcare Facility	Chicago-Naperville-Elgin, IL-IN	09/27/2023	2010	100%	104,912	(1)
Brownsburg Healthcare Facility	Indianapolis-Carmel-Greenwood, IN	02/26/2024	2023	100%	55,986	(1)
Cave Creek Healthcare Facility	Phoenix-Mesa-Chandler, AZ	03/20/2024	2021	100%	32,450	(1)
Marana Healthcare Facility	Tucson, AZ	03/20/2024	2020	100%	32,250	(1)
Surprise Healthcare Facility	Phoenix-Mesa-Chandler, AZ	03/20/2024	2020	100%	32,450	(1)
Tucson Healthcare Facility V	Tucson, AZ	03/20/2024	2020	100%	32,450	(1)
Weslaco Healthcare Facility	McAllen-Edinburg-Mission, TX	03/20/2024	2019	100%	28,750	(1)
Reading Healthcare Facility	Reading, PA	05/21/2024	2020	100%	30,000	(1)
Fort Smith Healthcare Facility	Fort Smith, AR-OK	07/25/2024	2021	100%	62,570	(1)
Knoxville Healthcare Facility	Knoxville, TN	03/04/2025	2021	100%	70,005	—
Dover Healthcare Facility	Dover, DE	04/16/2025	2018	100%	42,140	—
Southlake Healthcare Facility	Dallas-Fort Worth-Arlington, TX	08/01/2025	2011	100%	16,745	—
Southlake Healthcare Facility II	Dallas-Fort Worth-Arlington, TX	08/01/2025	2017	100%	11,048	—
Peoria Healthcare Facility	Phoenix-Mesa-Chandler, AZ	09/05/2025	2022	100%	49,084	—
Plano Healthcare Facility	Dallas-Fort Worth-Arlington, TX	09/05/2025	2023	100%	51,815	—
					5,255,473	—

(1)Property is contributed to the pool of unencumbered properties of our unsecured credit facilities. As of December 31, 2025, 119 commercial real estate properties were contributed to the pool of unencumbered properties under our credit facility and we had an outstanding principal balance of $676,000,000.
(2)Property has been taken out of service and is being demolished.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purposes. Real estate assets, other than land, are depreciated on a straight-line basis over each asset’s useful life. Generally, tenant improvements are depreciated on a straight-line basis over 5-20 years.

Leases
As of December 31, 2025, the weighted average remaining lease term of our properties was 10.0 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The majority of our leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
Lease expirations of our real properties based on annualized contractual base rent as of December 31, 2025, for each of the next ten years ending December 31 and thereafter, are as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2026	13	185,849	$5,541	3.1%
2027	9	212,995	4,462	2.5%
2028	13	213,998	3,905	2.2%
2029	27	446,918	11,639	6.5%
2030	15	430,908	13,849	7.8%
2031	15	519,114	21,749	12.2%
2032	7	184,758	8,017	4.5%
2033	14	312,706	14,152	8.0%
2034	8	366,052	8,175	4.6%
2035	8	280,093	9,443	5.3%
Thereafter	43	2,102,082	77,022	43.3%
	172	5,255,473	$177,954	100.0%

(1)Annualized contractual base rent is based on leases in effect as of December 31, 2025.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock trades on the NYSE under the ticker symbol “SILA”. As of February 18, 2026, we had 8,300 stockholders of record.
Distributions
We are taxed and conduct our operations so as to qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay quarterly distributions to our stockholders. On February 23, 2026, the Board approved and authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 18, 2026, to our stockholders of record as of the close of business on March 6, 2026. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2025.

Share Repurchases
Share Repurchase Program
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. Repurchases of Common Stock under the 2025 SRP may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The 2025 SRP replaced the Company’s prior share repurchase program. The Company did not repurchase any shares under the 2025 SRP during the year ended December 31, 2025.
During the year ended December 31, 2025, 304,878 shares of Common Stock were repurchased for an aggregate purchase price of $7,344,000, excluding all related costs and fees (an average of $24.09 per share) under the Company’s prior share repurchase program.
During the three months ended December 31, 2025, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act and $75,000,000 in gross proceeds remained available under the 2025 SRP as of December 31, 2025.
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

The following graph compares the total cumulative stockholder return, assuming reinvestment of dividends, of our Common Stock to the Standard & Poor’s 500 Composite Stock Index, or the S&P 500, and the MSCI US REIT Index for the period beginning June 13, 2024 (the date our Common Stock began trading on the NYSE) and ending December 31, 2025. The graph assumes an investment of $100 on June 13, 2024. The historical information set forth on the following performance graph and table below is not necessarily indicative of future stock price performance.

Total Return Performance
$130.00
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
6/13/2024
12/31/2024
12/31/2025
Period Ended
Sila Realty Trust, Inc.
S&P 500
MSCI US REIT Index

	Period Ending
Index	06/13/2024	12/31/2024	12/31/2025
Sila Realty Trust, Inc.	$100.00	$110.76	$113.25
S&P 500	$100.00	$109.04	$128.54
MSCI US REIT Index	$100.00	$110.61	$113.87
Item 6. [Reserved]
Information pertaining to Item 6 is not presented in accordance with amendments to Item 301 of Regulation S-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.
This section of the Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. A discussion of the changes in our financial condition and results of operations for the years ended December 31, 2024 and 2023 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023.

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
Overview
We are a net lease REIT with a strategic focus on investing in the growing and resilient healthcare sector. We invest in high quality net lease healthcare facilities along the continuum of care in the pursuit of generating predictable, durable and growing income streams. Our portfolio comprises high quality tenants in geographically diverse facilities, which are positioned to capitalize on the dynamic delivery of healthcare to patients. Our properties include, among others, medical outpatient buildings, inpatient rehabilitation facilities, and surgical and specialty facilities. We may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
As of December 31, 2025, we owned 140 real estate properties and three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished.
Recent Developments
Share Repurchase Program
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period. Repurchases of Common Stock under the 2025 SRP may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The 2025 SRP replaced the Company’s prior share repurchase program. The Company did not repurchase any shares under the 2025 SRP during the year ended December 31, 2025.
During the year ended December 31, 2025, the Company repurchased 304,878 shares of Common Stock for an aggregate purchase price of $7,344,000, excluding all related costs and fees, under a prior share repurchase program.
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
At-the-Market Program
On August 12, 2025, we entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, we may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the year ended December 31, 2025, no shares were issued under the ATM Program and as of December 31, 2025, we had $250,000,000 in gross sales of available capacity under the ATM Program.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. From time to time, we evaluate our estimates based on historical experience and various assumptions that we believe are reasonable under the circumstances. Although our actual results historically have not deviated materially from those determined using estimates, our results of operations or financial condition could differ materially from these estimates under different assumptions or conditions.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the impairment of long-lived assets.
We review our real estate assets on an asset group basis for impairment. Typically, an individual property constitutes an asset group. We identify an asset group based on the lowest level of identifiable cash flows. During the impairment analysis, we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our expected holding period, a tenant having unpaid rent or a delinquency, a significant decline in a property’s leased percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants. The length of the expected holding period coupled with these other indicators impact the projected undiscounted cash flows.
If we determine that an asset has indicators of impairment, we then determine whether the undiscounted cash flows associated with the asset group over the expected holding period exceed the carrying amount of the asset group. In calculating the undiscounted cash flows of an asset group, we use considerable judgment to estimate several inputs. We estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value of the asset group.
In determining the fair value of an asset group, we exercise considerable judgment on several factors. We may determine fair value by using a direct capitalization method, a discounted cash flow method or by utilizing comparable sales information. The direct capitalization method is based on a capitalization rate applied to the underlying asset group’s stabilized next twelve-month net operating income at the measurement date. The discounted cash flow method is based on estimated future cash flow projections utilizing discount rates, terminal capitalization rates, and planned capital expenditures. We use judgment to determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We also use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.
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
Real Estate Acquisitions in 2025
We purchased six healthcare properties, comprising approximately 241,000 rentable square feet for an aggregate purchase price of approximately $148,877,000.
Factors That May Influence Results of Operations
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent elevated prices due to recent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and have limited the availability of capital. Continued elevated interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the United States or other countries, as well as any prolonged government shutdown, may cause additional impacts to the economy, including further inflationary pressures. On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The OBBBA includes, among other things, changes to Medicaid and health insurance marketplaces that may have an impact on our tenants’ financial position. We continue to evaluate the impacts of the OBBBA.
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

Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to determine if any adjustments should be reflected currently. As of December 31, 2025, our properties were 98.7% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Number of real estate properties(1)	140	135
Leased square feet	5,255,000	5,050,000
Weighted average percentage of rentable square feet leased	98.7%	96.0%

(1)As of December 31, 2025 we owned 140 real estate properties and three undeveloped land parcels, including the Stoughton Healthcare Facility which has been taken out of service and is being demolished. As of December 31, 2024, we owned 135 real estate properties and two undeveloped land parcels.
The following table summarizes our real estate activity for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Real estate properties acquired	6	8
Real estate properties disposed	—	4
Aggregate purchase price of real estate properties acquired(1)(2)	$148,877,000	$164,053,000
Net book value of real estate properties disposed	$—	$18,099,000
Leased square feet of real estate property additions	241,000	307,000
Leased square feet of real estate property dispositions(3)	—	71,000

(1)Includes $2,676,000 for additional land purchased to expand the Dover Healthcare Facility for the year ended December 31, 2025.
(2)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
(3)The Fort Myers Healthcare Facility and Fort Myers Healthcare Facility II, or collectively, the Fort Myers Healthcare Facilities, and the Yucca Valley Healthcare Facility were vacant upon disposition on September 25, 2024 and December 10, 2024, respectively.
This section describes and compares our results of operations for the years ended December 31, 2025 and 2024. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our “same store properties.” We define “same store properties” as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, redevelopment, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table details our total revenues for the year ended December 31, 2025, compared to the comparable period in 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Same store rental revenue	$161,924	$156,524	$5,400	3.4%
Same store tenant reimbursements	14,797	14,579	218	1.5%
Non-same store rental revenue	19,100	15,266	3,834	25.1%
Non-same store tenant reimbursements	479	466	13	2.8%
Other operating income	4	21	(17)	(81.0)%
Total rental revenue	196,304	186,856	9,448	5.1%
Real estate related notes receivable interest income	1,232	—	1,232	n/a
Total revenues	$197,536	$186,856	$10,680	5.7%
•Same store rental revenue increased primarily due to a $5,371,000 increase as a result of new and renewal leasing activity, a $474,000 increase in annual base rent escalations for leases indexed to CPI, a $456,000 increase related to less accelerated amortization of above-market lease intangible assets as a result of lease amendments in the prior year, a $295,000 increase in lease termination income as a result of tenants who vacated their leased space, a $156,000 increase in rent recognized on a cash basis as a result of a tenant with payment uncertainty who was paying less rent in the prior year and had annual base rent escalations in the current year being compared, and a $54,000 increase attributable to the amortization of GenesisCare severance fee income, partially offset by a decrease of $710,000 as a result of properties with tenant vacancies and lease terminations and a decrease of $696,000 as a result of less accelerated amortization of below-market lease intangible liabilities as a result of lease terminations related to GenesisCare in the prior year.
•Same store tenant reimbursements increased primarily due to higher operating costs in the current year, which are generally passed along to our tenants.
•Non-same store rental revenue increased primarily due to a $9,644,000 increase attributable to properties acquired since January 1, 2024, a $2,667,000 increase related to less accelerated amortization of above-market lease intangibles as a result of a lease termination related to GenesisCare in the prior year, and a $112,000 increase related to a property that was under development throughout 2024 and completed in December 2025, partially offset by lease termination income of $4,098,000 recognized in the prior year, a $1,630,000 decrease from properties sold since January 1, 2024, a $1,344,000 decrease resulting from the vacant Stoughton Healthcare Facility due to a lease termination as a result of the Steward Healthcare System LLC, or Steward, bankruptcy in the prior year, a $1,342,000 decrease related to less accelerated amortization of below-market lease intangibles as a result of lease terminations related to GenesisCare in the prior year, and a $175,000 decrease related to a property that was operational for part of 2024, under redevelopment in 2025 and completed and placed in service in December 2025.
•There were no material changes in non-same store rental reimbursements or other operating income.
•Real estate related notes receivable interest income increased due to the funding of the mezzanine loans during the year ended December 31, 2025.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Same store rental expenses	$21,392	$20,916	$476	2.3%
Non-same store rental expenses	2,412	2,222	190	8.6%
Listing-related expenses	—	3,012	(3,012)	n/a
General and administrative expenses	20,907	25,336	(4,429)	(17.5)%
Depreciation and amortization	76,946	74,754	2,192	2.9%
Impairment and disposition losses	9,951	1,210	8,741	722.4%
Demolition costs	1,011	—	1,011	n/a
Total operating expenses	$132,619	$127,450	$5,169	4.1%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to higher operating costs in the current year.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, increased primarily due to a $487,000 increase from properties acquired since January 1, 2024, and a $379,000 increase in non-reimbursable operating costs resulting from the vacant Stoughton Healthcare Facility due to a lease termination in the prior year, partially offset by a $597,000 decrease primarily attributable to properties sold since January 1, 2024 and a $79,000 decrease primarily related to a property that was under redevelopment during the year, which was completed in December 2025.
•Listing-related expenses of $3,012,000 were recorded during the year ended December 31, 2024, and consisted of advisory fees for legal, banking, and other advisory services, related to our listing on the New York Stock Exchange on June 13, 2024, or the Listing.
•General and administrative expenses decreased primarily due to a $2,950,000 decrease in personnel costs primarily attributable to 2024 separation pay and performance bonuses, a $1,051,000 decrease in costs primarily attributable to transfer agent and custodial fees as a result of the Listing, a $917,000 decrease in accelerated stock-based compensation as a result of accelerated awards due to severance, and a $119,000 decrease in stock-based compensation primarily due to forfeitures during the year, partially offset by a $608,000 increase primarily due to an increase in audit fees as a result of the audit of internal controls over financial reporting due to (among other things) the change in our filer status to a large accelerated filer.
•Depreciation and amortization increased primarily due to a $4,181,000 increase due to properties acquired since January 1, 2024, a $3,395,000 increase in depreciation recognized related to the change in estimated useful life at the Stoughton Healthcare Facility, which is being demolished, $1,075,000 of accelerated amortization of in-place lease intangible assets as a result of a lease termination at a property that was subsequently leased to a new tenant and a $372,000 increase due to assets placed in service since January 1, 2024, partially offset by $4,646,000 of accelerated amortization of in-place lease intangible assets as a result of lease amendments and terminations related to GenesisCare in the prior year, a $1,801,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $384,000 decrease from properties sold since January 1, 2024.
•We recorded impairment losses of $9,951,000 during the year ended December 31, 2025, related to the impacts of vacancies and lease terminations at three properties. We recorded impairment and disposition losses in the aggregate amount of $1,210,000 during the year ended December 31, 2024 as a result of tenant related triggering events that occurred at certain properties and costs related to the disposition of the Fort Myers Healthcare Facilities.
•Demolition costs of $1,011,000 were recorded during the year ended December 31, 2025, related to the demolition of the Stoughton Healthcare Facility.

Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Gain on dispositions of real estate	$—	$341	$(341)	n/a
Interest and other income	1,169	4,130	(2,961)	(71.7)%
Interest expense	(32,786)	(21,220)	(11,566)	54.5%
Increase in current expected credit loss reserve	(180)	—	(180)	n/a
Total other (expense) income	$(31,797)	$(16,749)	$(15,048)	89.8%
•During the year ended December 31, 2025, we did not dispose of any real estate properties. During the year ended December 31, 2024, we recognized a gain on disposition on two real estate properties. On January 31, 2024, we sold one property for a sale price of $1,500,000, resulting in a gain on sale of $76,000. On December 10, 2024, we sold one property for a sales price of $1,700,000, resulting in a gain on sale of $265,000.
•Interest and other income decreased primarily due to a decline in dividend income attributable to a lower average investment in money market funds from the deployment of proceeds in the prior year.
•Interest expense increased due to a $10,923,000 increase primarily resulting from a higher weighted average interest rate on our credit facility, driven by higher fixed rates on interest rate swaps entered into to replace five interest rate swaps that matured on December 31, 2024 and higher average borrowings on our variable rate debt, a $638,000 increase in amortization of deferred financing costs, and a $5,000 increase in loss on extinguishment of debt in connection with entering into the 2029 Revolving Credit Agreement (as defined below) to replace the 2026 Revolving Credit Agreement (as defined below).
•The current expected credit loss reserve increased by $180,000 due to the recognition of expected credit losses associated with two mezzanine loans we entered into in November 2024.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. Interest rates on variable rate debt increased in recent years and then declined some due to the interest rate cuts by the Federal Reserve in the second half of 2024 and 2025. Future increases or decreases are difficult to predict during the current uncertain macroeconomic environment, particularly given the recent significant changes in U.S. tariffs. That said, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 78% of our outstanding debt as of December 31, 2025, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
ATM Program
On August 12, 2025, we entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, we may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the year ended December 31, 2025, no shares were issued under the ATM Program and as of December 31, 2025, we had $250,000,000 in gross sales of available capacity under the ATM Program.

Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, as well as the acquisition of real estate and real estate related investments, and funding of capital improvements, including developments, and tenant improvements, distributions to, and potential stock repurchases from, stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility and potential other borrowings. Additionally, we may issue our Common Stock within the next twelve months, afterwards, or both to raise funds to meet our liquidity needs.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may in the future use, other sources to fund distributions, as necessary. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures and tenant improvement allowances identified at acquisition, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
As of December 31, 2025, we had $32,288,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require up to $43,554,000 in cash over the next twelve months, of which $31,673,000 is related to estimated interest payments on our outstanding debt (calculated based on the interest rates in effect as of December 31, 2025), up to $9,069,000 is related to a development to expand the Dover Healthcare Facility, and $2,812,000 is related to our various obligations as lessee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of December 31, 2025, we had material obligations beyond twelve months in the amount of $818,998,000, inclusive of $707,068,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of December 31, 2025) and $111,930,000 related to our various obligations as lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2025, we had $676,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2025, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of December 31, 2025, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of December 31, 2025, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of December 31, 2025, the maximum commitments available under our senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. The 2029 Revolving Credit Agreement was entered into on February 18, 2025, to replace our prior Revolving Credit Agreement with Truist Bank, as Administrative Agent for the Lenders, that had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement. Upon closing of the 2029 Revolving Credit Agreement, we extinguished all commitments associated with the 2026 Revolving Credit Agreement. As of December 31, 2025, the 2029 Revolving Credit Agreement had an aggregate outstanding principal balance of $151,000,000.
As of December 31, 2025, the maximum commitments available under our senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, which, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of December 31, 2025, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of December 31, 2025, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2029 Revolving Credit Agreement and 2027 Term Loan Agreement. As of December 31, 2025, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
The 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, or collectively, the Unsecured Credit Facility, has aggregate commitments available of $1,125,000,000, as of December 31, 2025. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.
As of December 31, 2025, we had a total pool availability under our Unsecured Credit Facility of $1,125,000,000 and an aggregate outstanding principal balance of $676,000,000; therefore, $449,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$119,145	$132,847	$(13,702)
Net cash used in investing activities	$(174,497)	$(149,687)	$(24,810)
Net cash provided by (used in) financing activities	$47,796	$(145,501)	$193,297
Operating Activities
•Net cash provided by operating activities decreased primarily due to property dispositions, vacancies, lease terminations, a decrease in lease termination income, a decrease in dividend income from money market funds, and an increase in interest paid on our Unsecured Credit Facility, partially offset by an increase in cash collected for rent resulting from property acquisitions and annual rent increases.
Investing Activities
Significant investing activities included:
•Investment of $148,874,000 to purchase six properties and a land parcel for development during the year ended December 31, 2025, compared to an investment of $164,053,000 to purchase eight properties during the year ended December 31, 2024.
•There were no property dispositions during the year ended December 31, 2025. Received net proceeds of $17,705,000 from the sale of four properties during the year ended December 31, 2024.
•Funded capital expenditures, primarily for tenant improvements, of $8,281,000 during the year ended December 31, 2025, compared to $2,989,000 funded during the year ended December 31, 2024.
•Funded real estate related notes receivable of $17,543,000 during the year ended December 31, 2025.
•Received origination fees on real estate related notes receivable of $351,000 during the year ended December 31, 2025.

•Paid net deposits for investments in real estate of $150,000 during the year ended December 31, 2025, compared to the payment of net deposits for investments in real estate of $350,000 during the year ended December 31, 2024.
Financing Activities
Significant financing activities included:
•Payment of $88,787,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the year ended December 31, 2025, compared to $81,367,000 during the year ended December 31, 2024.
•Repurchase of $8,634,000 of Common Stock for a prior share repurchase program and the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the year ended December 31, 2025, compared to $61,495,000 of Common Stock repurchased for the tender offer, costs and fees related to the tender offer, our prior share repurchase program and the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the year ended December 31, 2024.
•Payment of $5,783,000 in deferred financing costs primarily as a result of entering into the 2029 Revolving Credit Agreement during the year ended December 31, 2025, compared to $2,578,000 as a result of entering into the 2027 Term Loan Agreement during the year ended December 31, 2024.
•The following Unsecured Credit Facility related activity during the year ended December 31, 2025:
◦Drew $164,000,000 on the 2029 Revolving Credit Agreement to fund acquisitions and mezzanine loan fundings.
◦Repayment of $13,000,000 on the 2029 Revolving Credit Agreement with cash provided by operations.
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
Distributions to Stockholders
The amount of distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders’ restrictions and limitations, capital expenditure requirements, corporate law restrictions and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. The Board must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not guaranteed. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
In order to maintain our status as a REIT, we are required to make distributions each taxable year equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains.
For the year ended December 31, 2025, we paid approximately $88,787,000 in aggregate ordinary cash distributions on our Common Stock. On February 23, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 18, 2026, to our stockholders of record as of the close of business on March 6, 2026. To the extent funds are available, we intend to continue to pay regular distributions to stockholders.
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

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Character of Distributions(1):	2025	2024
Ordinary dividends	73.84%	62.79%
Capital gain distributions	—%	—%
Nontaxable distributions	26.16%	37.21%
Total	100.00%	100.00%

(1)Attributable to Common Stock for the year ended December 31, 2025. Attributable to Class A shares, Class I shares, and Class T shares of common stock until the Listing and attributable to Common Stock after the Listing for the year ended December 31, 2024.
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
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net income attributable to common stockholders(1)(2)	$33,120	$42,657
Adjustments:
Depreciation and amortization of real estate assets	76,838	74,660
Gain on dispositions of real estate	—	(341)
Impairment and disposition losses	9,951	1,210
FFO(1)(2)	$119,909	$118,186
Adjustments:
Listing-related expenses	—	3,012
Severance	33	1,885
Write-off of straight-line rent receivables related to prior periods	462	—
Accelerated stock-based compensation	19	936
Amortization of above (below) market lease intangibles, including ground leases, net	78	1,778
Loss on extinguishment of debt	233	228
Increase in current expected credit loss reserve	180	—
Demolition costs	1,011	—
Core FFO(1)(2)	$121,925	$126,025
Adjustments:
Deferred rent(3)	1,226	3,510
Straight-line rent adjustments	(9,763)	(5,555)
Amortization of deferred financing costs	2,823	2,185
Amortization of fees on real estate related notes receivable	(94)	—
Stock-based compensation	4,796	4,914
AFFO(1)(2)	$120,913	$131,079

(1)The year ended December 31, 2025 includes $295,000 of lease termination fee income received. The year ended December 31, 2024 includes $4,098,000 of lease termination fee income received.
(2)The year ended December 31, 2025 includes $83,000 of rental revenue received as a result of bankruptcy proceedings from Steward, the sponsor and owner of the former tenant at the Stoughton Healthcare Facility.
(3)The year ended December 31, 2024 includes a $2,000,000 severance fee received from GenesisCare, which is recognized in rental revenues over the remaining GenesisCare amended master lease term. Additionally, the years ended December 31, 2025 and 2024 include a property that was under development. This property was placed in service in December 2025 and therefore, subsequent rent received is reflected in rental revenue and the prior deferred revenue is recognized over time in straight-line rent adjustments within rental revenues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing and we are exposed to such changes in the Secured Overnight Financing Rate, or SOFR. Loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans, at our election, and all of our interest rate swap agreements are indexed to SOFR. Our objectives in managing interest rate risk are to limit the impact of interest rate fluctuations on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.
As of December 31, 2025, of our total principal debt outstanding of $676,000,000, $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2024, our total principal debt outstanding of $525,000,000 was fixed through 10 interest rate swap agreements. As of December 31, 2025, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement liability value of $819,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to an asset value of $5,436,000. As of December 31, 2025, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement value of these interest rate swaps to a liability value of $7,194,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 10—"Credit Facility" and Note 13—"Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of December 31, 2025, the weighted average interest rate on our total principal debt outstanding was 4.69%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
As of December 31, 2025, of the $676,000,000 total principal debt outstanding, $151,000,000 was subject to variable interest rates, indexed to daily SOFR, with an interest rate of 4.91% per annum. As of December 31, 2025, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $755,000 per year.
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
Item 9A. Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider trading arrangements and policies. During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
The information required by this Item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sila Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of expected holding periods for real estate, net
As discussed in note 2 to the consolidated financial statements, the Company continually monitors events and changes in circumstances, including a shortening of the expected holding periods for real estate, that could indicate that the carrying amount of real estate may not be recoverable. The Company had $1.8 billion of real estate as of December 31, 2025.
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
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sila Realty Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sila Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III - Real Estate Assets and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

Tampa, Florida
February 25, 2026

SILA REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Real estate:
Land	$171,848	$160,743
Buildings and improvements, less accumulated depreciation of $331,437 and $277,024, respectively	1,616,905	1,546,877
Total real estate, net	1,788,753	1,707,620
Cash and cash equivalents	32,288	39,844
Real estate related notes receivable, net of current expected credit loss reserve of $180 and $0, respectively	17,106	—
Intangible assets, less accumulated amortization of $112,292 and $122,208, respectively	116,693	125,655
Goodwill	17,635	17,700
Right-of-use assets - operating leases	35,008	36,332
Right-of-use assets - finance lease	1,901	—
Other assets	85,119	79,923
Total assets	$2,094,503	$2,007,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $1,878 and $3,079, respectively	$674,122	$521,921
Accounts payable and other liabilities	42,183	33,405
Intangible liabilities, less accumulated amortization of $8,939 and $8,761, respectively	5,810	7,070
Operating lease liabilities	41,013	41,493
Finance lease liabilities	77	—
Total liabilities	763,205	603,889
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 61,939,043 and 61,779,631 shares issued, respectively; 54,876,558 and 55,075,006 shares outstanding, respectively	549	551
Additional paid-in capital	1,994,960	1,998,777
Distributions in excess of accumulated earnings	(663,197)	(607,499)
Accumulated other comprehensive (loss) income	(1,014)	11,356
Total stockholders’ equity	1,331,298	1,403,185
Total liabilities and stockholders’ equity	$2,094,503	$2,007,074

The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental revenue	$196,304	$186,856	$189,065
Real estate related notes receivable interest income	1,232	—	—
Total revenues	197,536	186,856	189,065
Expenses:
Rental expenses	23,804	23,138	20,196
Listing-related expenses	—	3,012	—
General and administrative expenses	20,907	25,336	23,896
Depreciation and amortization	76,946	74,754	74,293
Impairment and disposition losses	9,951	1,210	24,252
Demolition costs	1,011	—	—
Total operating expenses	132,619	127,450	142,637
Other income (expense):
Gain on dispositions of real estate	—	341	22
Interest and other income	1,169	4,130	702
Interest expense	(32,786)	(21,220)	(23,110)
Increase in current expected credit loss reserve	(180)	—	—
Total other expense	(31,797)	(16,749)	(22,386)
Net income attributable to common stockholders	$33,120	$42,657	$24,042
Other comprehensive loss - unrealized loss on interest rate swaps, net	(12,370)	(5,247)	(11,387)
Comprehensive income attributable to common stockholders	$20,750	$37,410	$12,655
Weighted average number of common shares outstanding:
Basic(1)	55,005,993	56,228,545	56,799,886
Diluted(1)	55,514,984	56,685,496	57,261,637
Net income per common share attributable to common stockholders:
Basic(1)	$0.60	$0.75	$0.42
Diluted(1)	$0.60	$0.75	$0.42

(1)2023 amounts have been retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	159,412	—	—	—	—	—
Stock-based compensation	—	2	4,813	—	—	4,815
Repurchases of common stock	(357,860)	(4)	(8,630)	—	—	(8,634)
Distributions to common stockholders	—	—	—	(88,818)	—	(88,818)
Other comprehensive loss	—	—	—	—	(12,370)	(12,370)
Net income	—	—	—	33,120	—	33,120
Balance, December 31, 2025	54,876,558	$549	$1,994,960	$(663,197)	$(1,014)	$1,331,298

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435
Issuance of common stock under the distribution reinvestment plan	333,402	3	9,976	—	—	9,979
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	291,826	—	—	—	—	—
Stock-based compensation	—	3	5,847	—	—	5,850
Other offering costs	—	—	(26)	—	—	(26)
Repurchases of common stock	(2,533,786)	(25)	(61,470)	—	—	(61,495)
Distributions to common stockholders	—	—	—	(82,968)	—	(82,968)
Other comprehensive loss	—	—	—	—	(5,247)	(5,247)
Net income	—	—	—	42,657	—	42,657
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185

	Common Stock
	No. of Shares(1)	Par Value(1)	Additional Paid-in Capital(1)	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2022	56,563,992	566	2,025,873	(499,334)	27,990	1,555,095
Issuance of common stock under the distribution reinvestment plan	757,957	8	24,743	—	—	24,751
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	40,114	—	—	—	—	—
Stock-based compensation	—	—	6,284	—	—	6,284
Other offering costs	—	—	(80)	—	—	(80)
Repurchases of common stock	(378,499)	(4)	(12,370)	—	—	(12,374)
Distributions to common stockholders	—	—	—	(91,896)	—	(91,896)
Other comprehensive loss	—	—	—	—	(11,387)	(11,387)
Net income	—	—	—	24,042	—	24,042
Balance, December 31, 2023	56,983,564	$570	$2,044,450	$(567,188)	$16,603	$1,494,435

(1)2022 and 2023 amounts have been retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).

The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income attributable to common stockholders	$33,120	$42,657	$24,042
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	76,946	74,754	74,293
Amortization of deferred financing costs	2,823	2,185	1,665
Amortization of above- and below-market leases, net	(529)	1,173	733
Amortization of fees on real estate related notes receivable	(94)	—	—
Other amortization expenses	733	735	794
Increase in current expected credit loss reserve	180	—	—
Gain on dispositions of real estate	—	(341)	(22)
Loss on extinguishment of debt	233	228	—
Impairment and disposition losses	9,951	1,210	24,252
Straight-line rent adjustments, net of write-offs	(9,301)	(5,555)	(2,197)
Stock-based compensation	4,815	5,850	6,284
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,398	11,629	26
Other assets	(1,130)	(1,678)	(946)
Net cash provided by operating activities	119,145	132,847	128,924
Cash flows from investing activities:
Investments in real estate	(148,874)	(164,053)	(69,822)
Net proceeds from real estate dispositions	—	17,705	270,306
Capital expenditures and other costs	(8,281)	(2,989)	(3,177)
Net payments of deposits for investments in real estate	(150)	(350)	—
Fundings of real estate related notes receivable	(17,543)	—	—
Fees received on real estate related notes receivable	351	—	—
Net cash (used in) provided by investing activities	(174,497)	(149,687)	197,307
Cash flows from financing activities:
Proceeds from credit facility	164,000	270,000	50,000
Payments on credit facility	(13,000)	(270,000)	(108,000)
Payments of deferred financing costs	(5,783)	(2,578)	(193)
Repurchases of common stock	(8,634)	(61,495)	(12,374)
Offering costs on issuance of common stock	—	(61)	(47)
Distributions to common stockholders	(88,787)	(81,367)	(66,515)
Net cash provided by (used in) financing activities	47,796	(145,501)	(137,129)
Net change in cash, cash equivalents and restricted cash	(7,556)	(162,341)	189,102
Cash, cash equivalents and restricted cash - Beginning of year	39,844	202,185	13,083
Cash, cash equivalents and restricted cash - End of year	$32,288	$39,844	$202,185
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $8, $0 and $0, respectively	$29,158	$18,335	$21,671
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$—	$9,979	$24,751
Change in accrued distributions related to common stock and performance-based deferred stock unit awards	$31	$(8,378)	$630
Change in accrued capital expenditures and other costs	$3,830	$507	$(1,332)
Change in accrued acquisition costs related to investments in real estate	$3	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$814	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$74	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and conducts its operations so as to qualify, to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company is primarily focused on investing in high quality net lease healthcare facilities across the continuum of care, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
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
The Company’s common stock, par value $0.01 per share, or the Common Stock, is the sole class of stock traded on the New York Stock Exchange, or the NYSE, under the ticker symbol “SILA.”
On April 8, 2024, prior to listing and being traded on the NYSE under the ticker symbol “SILA”, or the Listing, the Company amended its charter to effect a one-for-four reverse stock split, or the Reverse Stock Split, of each issued and outstanding share of each class of Common Stock of the Company, effective May 1, 2024, and the Company also amended its charter to decrease the par value of each issued and outstanding share of the Company’s Common Stock from $0.04 par value per share to $0.01 par value per share immediately after the Reverse Stock Split. In addition, equitable adjustments were made to the maximum number of shares of the Company’s Common Stock that may be issued pursuant to the Company’s Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, to reflect the Reverse Stock Split. The number of shares of the Company’s Common Stock subject to outstanding awards under the A&R Incentive Plan were also equitably adjusted to reflect the Reverse Stock Split. The Reverse Stock Split affected all record holders of the Company’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest. The Reverse Stock Split did not affect the number of the Company’s authorized shares of Common Stock. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted as though the Reverse Stock Split had been effectuated prior to all periods presented.
Distribution Policy
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions to stockholders are determined by the board of directors, or the Board, and are dependent upon a number of factors, including funds available for the payment of distributions, any restrictions imposed by the Company's organizational documents and Maryland law, the Company's financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT.
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
Change in Accounting Estimate
On August 4, 2025, the Company committed to a plan to demolish a 180,744 square foot healthcare facility in Boston, MA, or the Stoughton Healthcare Facility. The useful lives of the Stoughton Healthcare Facility depreciable assets have been revised to approximately seven months to coincide with the estimated demolition timeline of the Stoughton Healthcare Facility. The change in the estimated useful lives has been accounted for as a change in accounting estimate. The demolition of the Stoughton Healthcare Facility is expected to be completed in the first quarter of 2026. The change in the estimated useful lives of the Stoughton Healthcare Facility depreciable assets resulted in the recognition of additional depreciation, which reduced net income attributable to common stockholders and comprehensive income attributable to common stockholders by $3,395,000 and net income per basic and diluted share by $0.06 per share for the year ended December 31, 2025.
The Company recorded $1,011,000 in demolition costs related to the Stoughton Healthcare Facility during the year ended December 31, 2025, which is recorded in demolition costs in the accompanying consolidated statements of comprehensive income.
Cash, Cash Equivalents and Restricted Cash
Cash consists of demand deposits at commercial banks. Cash equivalents consist of highly liquid investments in money market funds with original maturities of three months or less at the time of purchase. Restricted cash consists of cash held in an escrow account in accordance with a tenant’s lease agreement. Restricted cash is reported in other assets in the accompanying consolidated balance sheets. The Company maintains its cash, cash equivalents and restricted cash at various financial institutions. As of December 31, 2025, certain of the Company’s cash deposits exceeded federally insured amounts. To date, the Company has experienced no loss or lack of access to cash in its accounts. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of year:
Cash and cash equivalents	$39,844	$202,019	$12,917
Restricted cash	—	166	166
Cash, cash equivalents and restricted cash	$39,844	$202,185	$13,083

End of year:
Cash and cash equivalents	$32,288	$39,844	$202,019
Restricted cash	—	—	166
Cash, cash equivalents and restricted cash	$32,288	$39,844	$202,185
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

Buildings and improvements	15 – 40 years
Tenant improvements	5 – 20 years
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Real Estate
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements and tenant improvements; intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, right-of-use assets - finance lease and finance lease liabilities. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the year ended December 31, 2025, all of the Company’s acquisitions were determined to be asset acquisitions.
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
The Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Under a qualitative assessment, the impairment analysis for goodwill represents an evaluation of whether it is more-likely-than-not the reporting unit's fair value is less than its carrying value, including goodwill. If a qualitative analysis indicates that it is more-likely-than-not that the estimated carrying value of a reporting unit, including goodwill, exceeds its fair value, the Company performs the quantitative analysis. The quantitative analysis consists of estimating the fair value of each reporting unit using discounted projected future cash flows and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, the Company would then recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
Real Estate Related Notes Receivable
Real estate related notes receivable are recorded at stated principal amounts, net of unamortized fees and the current expected credit loss reserve. Interest income from the Company’s real estate related notes receivable is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Recognition of fees associated with these notes receivable is deferred and recorded over the term of the loan as an adjustment to yield.
Current Expected Credit Losses Reserve
The Company recognizes and measures the reserve for credit losses under the current expected credit loss, or CECL, model required under ASC 326, Financial Instruments - Credit Losses, or ASC 326, to estimate potential losses from real estate related notes receivable. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The CECL reserve is deducted from the real estate related notes receivable amortized cost basis on the accompanying consolidated balance sheets. The Company records increases and decreases to the CECL reserve in the accompanying consolidated statements of comprehensive income. Other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
Pursuant to ASC 326, the Company has made an accounting policy election not to measure the CECL reserve for accrued interest receivables, as these will be written off, if deemed uncollectible, in a timely manner. The Company generally suspends the income accrual for loans at the earlier of the date at which payments become 90 days past due or when, in the Company’s opinion, recovery of income and principal becomes doubtful.
See Note 4—"Real Estate Related Notes Receivable" for additional details regarding the Company’s real estate related notes receivable.
Stock-based Compensation
On May 21, 2025, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2014 Restricted Share Plan, or the A&R Incentive Plan, pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, officers and employees. The Company accounts for its stock awards in accordance with ASC 718-10, Compensation—Stock Compensation, or ASC 718-10. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). For performance-based awards, compensation costs are recognized over the service period if it is probable that the performance condition will be satisfied, with changes of the assessment at each reporting period and recording the effect of the change in the compensation cost as a cumulative catch-up adjustment. For market-based awards, compensation costs are recognized over the service period regardless of whether the market performance measures are achieved. The Company’s performance-based awards and market-based awards are collectively referred to as performance-based deferred stock unit awards, or Performance DSUs. The compensation costs for restricted stock are recognized based on the fair value of the restricted stock awards at grant date, which is equal to the market value of the Company’s Common Stock on that date of grant. Prior to the Company's listing on the NYSE, the fair value was estimated based on the most recent per share net asset value. The Company recognizes the impact of forfeitures as they occur.
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
Revenue Recognition and Tenant Receivables
The majority of the Company’s revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. Under ASC 842, rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable. The Company has elected the practical expedient for lessors to account for the lease and nonlease components as a single component pursuant to ASC 842. The Company determined the lease component is predominant, the timing and pattern of transfer are the same, and the lease component would otherwise be treated as an operating lease. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.
Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company’s Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and Performance DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are also entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria is achieved and the Performance DSUs vest.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an entity’s reportable segments. The Company’s healthcare properties are aggregated into one operating segment due to their similar economic characteristics. The aggregated operating segment is the Company’s only reportable segment.
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
In accordance with the fair value measurement guidance in ASC 820, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gains or losses on the derivative instruments are reported as other comprehensive loss - unrealized loss on interest rate swaps, net in the consolidated statements of comprehensive income and are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transactions affect earnings.
Income Taxes
The Company conducts its operations so as to qualify to be taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, it would be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.
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
The Company has concluded that there was no impact related to uncertain tax positions from results of operations of the Company for the years ended December 31, 2025, 2024 and 2023. The earliest tax year currently subject to examination is 2022.
Changes in Presentation
The Company previously presented the tender offer repurchase of Common Stock as a separate line item in the consolidated statements of stockholders' equity and the consolidated statements of cash flows. These amounts have been reclassified to repurchases of Common Stock in the accompanying consolidated statements of stockholders' equity and consolidated statements of cash flows for the prior period to conform to the current period presentation.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, or ASU 2024-03, to improve disclosures about an entity’s expenses and to provide detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosures about specific expense categories including purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Additionally, ASU 2024-03 requires a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods for fiscal years beginning after December 15, 2027, and should be applied either prospectively for reporting periods after the effective date of ASU 2024-03 or retrospectively to all periods presented. Early adoption is permitted. The Company expects the adoption of this standard to expand its annual and interim expense disclosures, but otherwise to have no impact on the consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements, or ASU 2025-09. The objective of ASU 2025-09 is to clarify and improve the hedge accounting guidance in Topic 815 and to address implementation issues identified following the issuance of ASU 2017-12. The amendments in ASU 2025-09 address five discrete issues and are intended to better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges. The amendments in ASU 2025-09 apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. While the Company continues to assess all potential impacts of the standard, the Company currently expects that the adoption will not have a material impact on the consolidated financial statements.
Note 3—Real Estate
Acquisitions
During the year ended December 31, 2025, the Company purchased six real estate properties in four separate transactions, which were determined to be asset acquisitions, including one that was subject to a ground lease. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; intangible assets, consisting of in-place leases and right-of-use assets - finance lease; and finance lease liabilities, based on the relative fair value method of allocating all accumulated costs. The Company engaged a third-party real estate services firm to assist in performing the purchase price allocation.
The following tables summarize the cash consideration transferred, including acquisition costs, and the purchase price allocation for the acquisitions during the year ended December 31, 2025 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred
Knoxville Healthcare Facility	03/04/2025	100%	$35,320
Dover Healthcare Facility(1)	04/16/2025	100%	26,818
Southlake Healthcare Facility	08/01/2025	100%	9,558
Southlake Healthcare Facility II	08/01/2025	100%	6,694
Peoria Healthcare Facility	09/05/2025	100%	35,120
Plano Healthcare Facility	09/05/2025	100%	35,367
Total			$148,877

Total
Land	$11,446
Building and improvements	110,469
Tenant improvements	13,496
In-place leases(2)	11,639
Right-of-use assets - finance lease	1,901
Total assets acquired	148,951
Finance lease liabilities	(74)
Total liabilities assumed	(74)
Net assets acquired	$148,877

(1)On April 16, 2025, the Company purchased the Dover Healthcare Facility for $24,142,000, including capitalized acquisition costs. On September 16, 2025, the Company purchased additional land to expand the Dover Healthcare Facility for $2,676,000, including capitalized acquisition costs.
(2)The in-place leases have a weighted average amortization period of 16.5 years as of the respective acquisition dates.
The Company capitalized acquisition costs of $1,289,000, which are included in the allocation of the real estate acquisitions presented above.
Investment Risk Concentrations
As of December 31, 2025, the Company did not have exposure to geographic concentration within a metropolitan statistical area that accounted for at least 10.0% of rental revenue for the year ended December 31, 2025.
As of December 31, 2025, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the year ended December 31, 2025. The leases with tenants at properties under the common control of PAM Health and its affiliates accounted for 16.1% of rental revenue for the year ended December 31, 2025.
Impairment
During the year ended December 31, 2025, the Company recorded impairment losses on real estate of $9,951,000, including goodwill impairments of $65,000. During the year ended December 31, 2024, the Company recorded impairment and disposition losses of $1,210,000. During the year ended December 31, 2023, the Company recorded impairment losses of $24,252,000, including goodwill impairments of $4,010,000. Refer below for further details on the impairment losses recorded.
Steward
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of the former tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward’s request to reject the Company’s lease.
During the year ended December 31, 2025, the Company recorded impairment losses on real estate of $3,531,000 attributable to the Stoughton Healthcare Facility. The fair value of the Stoughton Healthcare Facility was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy. This impairment was allocated to buildings and improvements. On August 4, 2025, the Company committed to a plan to demolish the Stoughton Healthcare Facility. See Note 2—"Summary of Significant Accounting Policies" for additional information about the Stoughton Healthcare Facility. During the year ended December 31, 2023, the Company recorded impairment losses on real estate of $10,945,000, including goodwill impairments of $350,000, attributable to the Stoughton Healthcare Facility.
GenesisCare
As disclosed in the Current Report on Form 8-K that the Company filed with the SEC on June 5, 2023, GenesisCare, the sponsor and owner of the tenant in certain of the Company’s real estate properties announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code on June 1, 2023. On March 27, 2024, the Company entered into a second amendment to the second amended and restated master lease, or the GenesisCare Amended Master Lease, with GenesisCare in connection with its emergence from bankruptcy on February 16, 2024. The Company received a $2,000,000 severance fee from GenesisCare, or the GenesisCare Severance Fee, on March 27, 2024. The Company recognizes the GenesisCare Severance Fee in rental revenue on a straight-line basis over the remaining GenesisCare Amended Master Lease term. During the years ended December 31, 2025 and 2024, the Company recognized $227,000 and $173,000, respectively, of amortization of the GenesisCare Severance Fee in rental revenue in the accompanying consolidated statements of comprehensive income.
During the year ended December 31, 2024, the Company recorded impairment and disposition losses of $1,210,000 as a result of triggering events that occurred at certain properties and costs related to the disposition of the Fort Myers Healthcare Facilities.
During the year ended December 31, 2023, the Company recorded impairment losses on real estate of $9,480,000, including goodwill impairments of $1,238,000, as a result of GenesisCare announcing it had filed bankruptcy.
Other Impairment Losses and Accelerated Amortization of Intangible Assets
In addition to the impairments disclosed above, the Company recorded $6,420,000 of impairment losses on real estate during the year ended December 31, 2025, which included $65,000 of goodwill impairments. Of this amount, $3,261,000 was recognized due to a tenant at a single-tenant property vacating its leased space during the year ended December 31, 2025, resulting in a book value of $2,300,000. The remaining $3,159,000, which includes $65,000 of goodwill impairments, was recognized based on observable market data related to the marketing of an asset for sale, resulting in a book value of $1,550,000. In addition to the impairments disclosed above, during the year ended December 31, 2023, the Company recorded impairment losses on real estate of $3,827,000, including goodwill impairments of $2,422,000, as a result of property sales and tenant related triggering events that occurred at certain properties.
During the year ended December 31, 2025 the Company recorded accelerated amortization of in-place lease intangible assets of $1,075,000. During the year ended December 31, 2024, the Company recorded accelerated amortization of in-place lease intangible assets, above-market lease intangible assets and below-market lease intangible liabilities of $4,646,000, $3,123,000, and $2,038,000, respectively, primarily due to the GenesisCare Amended Master Lease. During the year ended December 31, 2023, the Company recorded accelerated amortization of in-place lease intangible assets and above-market lease intangible assets of $1,130,000 and $260,000, respectively related to properties formerly leased to GenesisCare.
The following table summarizes the rollforward of goodwill for the year ended December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025			December 31, 2024
	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Balance at beginning of year	$20,065	$(2,365)	$17,700	$20,795	$(3,095)	$17,700
Goodwill associated with disposed reporting units	—	—	—	(730)	730	—
Impairment charges	—	(65)	(65)	—	—	—
Balance at end of year	$20,065	$(2,430)	$17,635	$20,065	$(2,365)	$17,700
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
For the year ended December 31, 2025, the Company’s real estate related notes receivable activity was as follows (amounts in thousands):

	Principal Balance	Fees	Carrying Value
Real estate related notes receivable, as of December 31, 2024	$—	$—	$—
Fundings of real estate related notes receivable	17,543	—	17,543
Fees received on notes receivable	—	(351)	(351)
Amortization of fees	—	94	94
Real estate related notes receivable, as of December 31, 2025	$17,543	$(257)	$17,286
CECL reserve			(180)
Real estate related notes receivable, net, as of December 31, 2025			$17,106
During the year ended December 31, 2025, the Company recognized interest income related to the real estate related notes receivable of $1,232,000, including $94,000 related to the amortization of fees which is included in real estate related notes receivable interest income in the accompanying consolidated statements of comprehensive income. The Company did not recognize any interest income related to the real estate related notes receivable during the years ended December 31, 2024 and 2023.
Current Expected Credit Loss Reserve
As of December 31, 2025, the Company’s CECL reserve balance was $180,000. During the year ended December 31, 2025, the Company recorded an increase to the CECL reserve of $180,000. There was no CECL reserve as of December 31, 2024. Refer to Note 2—"Summary of Significant Accounting Policies" for further discussion of the Company’s CECL reserves.

Note 5—Intangible Assets, Net
Intangible assets, net, consisted of the following as of December 31, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2025	December 31, 2024
In-place leases, net of accumulated amortization of $107,913 and $114,774, respectively (with a weighted average remaining life of 7.2 years and 7.3 years, respectively)	$112,168	$120,399
Above-market leases, net of accumulated amortization of $4,379 and $7,434, respectively (with a weighted average remaining life of 6.6 years and 7.6 years, respectively)	4,525	5,256
	$116,693	$125,655
The aggregate weighted average remaining life of the intangible assets was 7.1 years and 7.3 years as of December 31, 2025 and December 31, 2024, respectively.
Amortization of in-place leases was $19,870,000, $24,109,000 and $21,539,000 for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of above-market leases was $731,000, $4,556,000 and $2,227,000 for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue, in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible assets as of December 31, 2025, for each of the next five years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	In-Place Leases	Above-Market Leases
2026	$17,276	$701
2027	15,714	686
2028	14,386	673
2029	13,101	599
2030	11,736	555
Thereafter	39,955	1,311
	$112,168	$4,525
Note 6—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of December 31, 2025 and December 31, 2024 (amounts in thousands, except weighted average remaining life amounts):

	December 31, 2025	December 31, 2024
Below-market leases, net of accumulated amortization of $8,939 and $8,761, respectively (with a weighted average remaining life of 5.1 years and 6.1 years, respectively)	$5,810	$7,070
Amortization of below-market leases was $1,260,000, $3,383,000 and $1,494,000 for the years ended December 31, 2025, 2024, and 2023 respectively. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible liabilities as of December 31, 2025, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2026	$1,241
2027	1,216
2028	912
2029	754
2030	746
Thereafter	941
$5,810

Note 7—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The following table summarizes the Company’s rental revenue from operating leases for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income	$181,024	$171,791	$176,323
Variable lease income	15,280	15,065	12,742
Total rental revenue	$196,304	$186,856	$189,065
Future rent to be received from the Company’s investments in real estate assets under the terms of non-cancellable operating leases in effect as of December 31, 2025, for each of the next five years ending December 31, and thereafter, are as follows (amounts in thousands):

December 31, 2025(1)
2026	$176,789
2027	176,848
2028	173,905
2029	170,358
2030	161,943
Thereafter	1,186,641
Total	$2,046,484

(1)The table includes payments from a tenant who is on the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of December 31, 2025.
Lessee
The Company is subject to various non-cancellable operating lease agreements on which certain of its properties reside (ground leases) and for its corporate office. Additionally, the Company has one non-cancellable lease agreement that is classified as a finance lease related to a ground lease of a healthcare property.
The Company’s operating leases and finance lease do not provide implicit interest rates. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates, or IBRs, adjusted for a number of factors. The determination of an appropriate IBR involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating leases and finance lease.
The effects of the Company’s operating leases are recorded in right-of-use assets - operating leases and operating lease liabilities on the consolidated balance sheets. The effects of the Company’s finance lease are recorded in right-of-use assets - finance lease and finance lease liabilities on the consolidated balance sheets.

The future rent payments under non-cancellable leases in effect as of December 31, 2025, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

	Operating	Finance
2026	$2,803	$9
2027	2,852	9
2028	2,868	9
2029	2,603	9
2030	2,129	9
Thereafter	101,384	58
Total undiscounted rental payments	114,639	103
Less imputed interest	(73,626)	(26)
Total lease liabilities	$41,013	$77

The weighted average IBR and weighted average remaining lease term as of December 31, 2025 and December 31, 2024 for the Company’s operating leases are as follows:

	December 31, 2025	December 31, 2024
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	34.2 years	35.2 years
The IBR and remaining lease term as of December 31, 2025 and December 31, 2024 for the Company's finance lease is as follows:

	December 31, 2025	December 31, 2024
IBR	5.8%	—%
Remaining lease term	10.5 years	—
The following table provides details of the Company's total lease costs for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

		Year Ended December 31,
	Location in Consolidated Statements of Comprehensive Income	2025	2024	2023
Operating lease costs:
Ground lease costs(1)	Rental expenses	$2,755	$2,742	$2,727
Corporate operating lease costs	General and administrative expenses	714	749	735
Finance lease costs:
Interest on lease liability	Interest expense	3	—	—
Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(1)(2)		838	830	732
Right-of-use assets obtained in exchange for new operating lease liabilities		—	814	—
Right-of-use assets obtained in exchange for new finance lease liabilities		$74	$—	$—

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.

Note 8—Other Assets
Other assets consisted of the following as of December 31, 2025 and December 31, 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,418 and $2,988, respectively	$5,131	$1,203
Leasing commissions, net of accumulated amortization of $582 and $306, respectively	2,488	1,941
Tenant receivables	2,224	3,281
Straight-line rent receivable	67,120	58,400
Real estate deposits	500	350
Prepaid and other assets	4,741	3,392
Derivative assets - interest rate swaps	2,915	11,356
	$85,119	$79,923
Amortization of deferred financing costs related to the revolver portion of the credit facility for the years ended December 31, 2025, 2024, and 2023 was $1,562,000, $1,071,000, and $1,027,000, respectively.
Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of December 31, 2025 and December 31, 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$9,465	$6,303
Accrued interest expense	2,753	2,187
Accrued property taxes	3,605	3,897
Accrued personnel costs	4,345	6,660
Performance DSUs distributions payable	575	544
Tenant deposits	1,629	1,691
Deferred rental income	15,882	12,123
Derivative liabilities - interest rate swaps	3,929	—
	$42,183	$33,405
Note 10—Credit Facility
The Company's debt consists of a senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, a senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, and a senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, or collectively, the Unsecured Credit Facility. The Unsecured Credit Facility consisted of the following amounts outstanding as of December 31, 2025 and December 31, 2024 (amounts in thousands):

	Interest Rate	December 31, 2025	December 31, 2024
Variable 2029 Revolving Credit Agreement(1)	4.91%	$151,000	$—
Variable 2027 Term Loan Agreement fixed through interest rate swaps(2)	5.11%	250,000	250,000
Variable 2028 Term Loan Agreement fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total Unsecured Credit Facility, principal amount outstanding	4.69%	676,000	525,000
Unamortized deferred financing costs related to Unsecured Credit Facility term loans		(1,878)	(3,079)
Total Unsecured Credit Facility, net of deferred financing costs		$674,122	$521,921

(1)Interest rate represents the daily Secured Overnight Financing Rate, or SOFR, of 3.66% in effect on the Company’s revolving line of credit plus the applicable margin of 1.25% as of December 31, 2025.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.
Significant activities regarding the credit facility during the year ended December 31, 2025 include:
•On February 18, 2025, the Company entered into the 2029 Revolving Credit Agreement for aggregate commitments available of up to $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at the Company’s election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including a payment of an extension fee. The 2029 Revolving Credit Agreement was entered into to replace the Company’s prior $500,000,000 revolving line of credit, which had a maturity date of February 15, 2026, or the 2026 Revolving Credit Agreement, with the option to extend for two six-month periods. The Company did not exercise the option to extend. Upon closing of the 2029 Revolving Credit Agreement, the Company extinguished all commitments associated with the 2026 Revolving Credit Agreement. At the Company’s election, borrowings under the 2029 Revolving Credit Agreement may be made as Base Rate loans or SOFR loans. The applicable margin for loans that are Base Rate loans is adjustable based on a total leverage ratio, ranging from 0.25% to 0.90%. The applicable margin for loans that are SOFR loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the 2029 Revolving Credit Agreement at a rate per annum equal to 0.20% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is less than 50% of the aggregate commitments, or 0.15% if the average daily amount outstanding under the 2029 Revolving Credit Agreement is equal to or greater than 50% of the aggregate commitments. The unused fee is payable quarterly in arrears and recorded as interest expense in the accompanying consolidated statements of comprehensive income. Additionally, upon closing of the 2029 Revolving Credit Agreement, the Company entered into a First Amendment to the 2027 Term Loan Agreement, and a Second Amendment to the 2028 Term Loan Agreement, to align certain terms and covenants to the 2029 Revolving Credit Agreement.
•In connection with entering into the 2029 Revolving Credit Agreement to replace the 2026 Revolving Credit Agreement, the Company recognized a loss on extinguishment of debt of $233,000 during the year ended December 31, 2025. The loss on extinguishment of debt was recognized in interest expense in the accompanying consolidated statements of comprehensive income.
The principal payments due on the credit facility as of December 31, 2025, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
2026	$—
2027	250,000
2028	275,000
2029	151,000
2030	—
Thereafter	—
$676,000
As of December 31, 2025, the maximum commitments available under the 2029 Revolving Credit Agreement were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. As of December 31, 2025, the maximum commitments available under the 2027 Term Loan Agreement were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. As of December 31, 2025, the maximum commitments available under the 2028 Term Loan Agreement were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The Unsecured Credit Facility has aggregate commitments available of $1,125,000,000 as of December 31, 2025. Generally, the proceeds of loans made under the Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements, developments, capital expenditures, and leasing commissions with respect to real estate, repayment of indebtedness, and general corporate and working capital purposes.
At the Company’s election, loans under the Unsecured Credit Facility may be made as Base Rate Loans or SOFR Loans. The applicable margin for loans that are Base Rate Loans is adjustable based on a total leverage ratio, ranging from 0.25% to

0.90%. The applicable margin for loans that are SOFR Loans is adjustable based on a total leverage ratio, ranging from 1.25% to 1.90%. Additionally, the 2027 Term Loan and 2028 Term Loan include a 0.10% SOFR adjustment.
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
Note 11—Segment Reporting
The Company’s healthcare properties are aggregated into one operating segment due to their similar economic characteristics. The healthcare operating segment is the Company’s only reportable segment.
In the healthcare operating segment, the Company generates income from rental revenue from leases and tenant reimbursements, which include additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses. Additionally, the healthcare operating segment earns interest income from real estate related investments.
The Company’s chief operating decision maker, or CODM, is the Chief Executive Officer, who assesses the performance of the operating segment using net income, which is reported on the consolidated statements of comprehensive income as net income attributable to common stockholders. The CODM assesses net income at least quarterly to review budget-to-actual variances, review quarter-over-quarter actual variances, evaluate the operating performance of the healthcare properties, and allocate resources within the segment. Segment expenses provided to the CODM for budget-to-actual variance review and quarter-over-quarter actual variance review include rental expenses, general and administrative expenses, depreciation and amortization, impairment and disposition losses, demolition costs, and interest expense. Additionally, the CODM considers net income when determining the amount of distributions necessary to maintain the Company’s REIT status.
There were no intersegment sales or transfers during the years ended December 31, 2025, 2024 and 2023. Segment assets are reported on the consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the consolidated statements of cash flows as capital expenditures and other costs.
Note 12—Fair Value
Cash and cash equivalents, restricted cash, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Real estate related notes receivable—The carrying value of the real estate related notes receivable was $17,106,000, which approximated fair value as of December 31, 2025. The fair value of the Company’s real estate related notes receivable is estimated using significant unobservable inputs not based on observable market activity, but rather through particular valuation techniques (Level 3). The fair value was measured using a discounted cash flow methodology, taking into consideration various factors including discount rates, credit worthiness of borrowers, availability and cost of financing and other factors.
Credit facility—The outstanding principal of the credit facility was $676,000,000 and $525,000,000 as of December 31, 2025 and December 31, 2024, respectively, which approximated its fair value due to the variable nature of the terms.
The fair value of the Company’s credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 (amounts in thousands):

	December 31, 2025
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$2,915	$—	$2,915
Total assets at fair value	$—	$2,915	$—	$2,915
Liabilities:
Derivative liabilities - interest rate swaps	$—	$3,929	$—	$3,929
Total liabilities at fair value	$—	$3,929	$—	$3,929

	December 31, 2024
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$11,356	$—	$11,356
Total assets at fair value	$—	$11,356	$—	$11,356
Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets—As of December 31, 2025, one real estate asset was measured at fair value, on a non-recurring basis, of $1,550,000 and resulted in the recognition of an impairment loss of $3,159,000 for the year ended December 31, 2025. The fair value was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy.
As of June 30, 2025, there was one real estate asset measured at fair value, on a non-recurring basis, of $2,300,000 and resulted in the recognition of an impairment loss of $3,261,000 for the year ended December 31, 2025. The fair value was measured based on a discounted cash flow model, which includes significant unobservable inputs that reside within Level 3 of the fair value hierarchy. This cash flow model consisted of unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the hold period, based on market conditions and expected growth rates. The significant unobservable inputs and assumptions used in the discounted cash flow model to estimate the fair value include a discount rate of 8.06%, which is considered a Level 3 input per the fair value hierarchy.
As of March 31, 2025, one real estate asset was measured at fair value, on a non-recurring basis, of $7,000,000 and resulted in the recognition of an impairment loss of $3,531,000 for the year ended December 31, 2025. The fair value was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy.
As of December 31, 2024, there were no real estate assets measured at fair value on a non-recurring basis.
As of June 30, 2024, two real estate assets were measured at an aggregate fair value of $15,500,000 and resulted in the recognition of an impairment loss of $418,000 for the year ended December 31, 2024. The fair value was measured based on a third-party purchase offer for the assets, which resides within Level 2 of the fair value hierarchy. The two real estate assets were sold in 2024 and resulted in aggregate impairment and disposition losses of $1,210,000.

Note 13—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $605,000 will be reclassified from accumulated other comprehensive (loss) income as a reduction to interest expense. As of December 31, 2025, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	December 31, 2025			December 31, 2024
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	$275,000	$2,915	$(472)	$275,000	$9,261	$—
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	—	(3,457)	250,000	2,095	—
				$525,000	$2,915	$(3,929)	$525,000	$11,356	$—

(1)     Derivative assets and liabilities are reported in the consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and (loss) recognized on the interest rate derivatives designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in Other Comprehensive (Loss) Income on Derivatives	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive (Loss) Income to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Consolidated Statements of Comprehensive Income
Year Ended December 31, 2025
Interest rate swaps	$(7,163)	Interest expense	$5,207	$(32,786)
Year Ended December 31, 2024
Interest rate swaps	$12,002	Interest expense	$17,249	$(21,220)
Year Ended December 31, 2023
Interest rate swaps	$5,293	Interest expense	$16,680	$(23,110)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of December 31, 2025, the fair value of derivatives related to counterparties that were in a net liability position was $3,499,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2024, the Company had no counterparties with fair value of derivatives in a net liability position, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both December 31, 2025 and December 31, 2024, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2025 and December 31, 2024 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2025	$2,915	$—	$2,915	$(447)	$—	$2,468
December 31, 2024	$11,356	$—	$11,356	$—	$—	$11,356

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2025	$3,929	$—	$3,929	$(447)	$—	$3,482
December 31, 2024	$—	$—	$—	$—	$—	$—
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
Distributions Paid and Distributions Payable
The Company paid distributions per share of Common Stock in the amount of $1.60 for each of the years ended December 31, 2025, 2024 and 2023. The Company declared distributions per share of Common Stock in the amount of $1.60, $1.47, and $1.60 for the years ended December 31, 2025, 2024, and 2023, respectively.
On February 23, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 18, 2026, to the Company’s stockholders of record as of the close of business on March 6, 2026.
On April 5, 2024, the Board approved the termination of the distribution reinvestment plan, effective May 1, 2024.
At-the-Market Program
On August 12, 2025, the Company entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the year ended December 31, 2025, no shares were issued under the ATM Program and as of December 31, 2025, the Company had $250,000,000 in gross sales of available capacity under the ATM Program.
Share Repurchases
Share Repurchase Programs
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. Repurchases of Common Stock under the 2025 SRP may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The 2025 SRP replaced the Company’s prior share repurchase program. The Company did not repurchase any shares under the 2025 SRP during the year ended December 31, 2025.

During the year ended December 31, 2025, 304,878 shares of Common Stock were repurchased for an aggregate purchase price of $7,344,000, excluding all related costs and fees (an average of $24.09 per share) under one of the Company’s prior share repurchase programs.
During the year ended December 31, 2024, 210,683 Class A shares, Class I shares and Class T shares of Common Stock were repurchased (173,195 Class A shares, 7,574 Class I shares, and 29,914 Class T shares), for an aggregate purchase price of $6,304,000 (an average of $29.92 per share) under one of the Company’s prior share repurchase programs.
Other Repurchases of Common Stock
During the year ended December 31, 2025, the Company repurchased 52,982 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,284,000 (an average of $24.22 per share). During the year ended December 31, 2024, the Company repurchased 110,714 Class A shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $3,098,000 (an average of $27.98 per share). Additionally, during the year ended December 31, 2024, the Company purchased 2,212,389 shares of Common Stock for an aggregate purchase price of $50,000,000, excluding related costs and fees (an average of $22.60 per share) as a result of a modified “Dutch Auction” tender offer, or the Tender Offer. The Company incurred $2,093,000 of costs and fees related to the Tender Offer.
Accumulated Other Comprehensive (Loss) Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive (loss) income by component for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2022	$27,990
Other comprehensive income before reclassification	5,293
Amount of income reclassified from accumulated other comprehensive income to net income	(16,680)
Other comprehensive loss	(11,387)
Balance as of December 31, 2023	$16,603
Other comprehensive income before reclassification	12,002
Amount of income reclassified from accumulated other comprehensive income to net income	(17,249)
Other comprehensive loss	(5,247)
Balance as of December 31, 2024	$11,356
Other comprehensive loss before reclassification	(7,163)
Amount of income reclassified from accumulated other comprehensive loss to net income	(5,207)
Other comprehensive loss	(12,370)
Balance as of December 31, 2025	$(1,014)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Income Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
	2025	2024	2023
Interest rate swap contracts	$(5,207)	$(17,249)	$(16,680)	Interest expense

Note 15—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company’s Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and Performance DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria are achieved and the Performance DSUs vest.
The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Earnings:
Net income attributable to common stockholders	$33,120	$42,657	$24,042
Less: Income allocated to participating securities	(173)	(244)	(118)
Net income used in basic earnings per share	32,947	42,413	23,924
Add back: Income allocated to participating securities	173	244	118
Net income used in diluted earnings per share	$33,120	$42,657	$24,042

Weighted Average Shares:
Basic weighted average number of common shares outstanding(1)	55,005,993	56,228,545	56,799,886
Dilutive effect of weighted average shares of non-vested restricted common stock(1)	288,496	324,032	280,408
Dilutive effect of weighted average shares of Performance DSUs(1)	220,495	132,919	181,343
Diluted weighted average number of common shares outstanding(1)	55,514,984	56,685,496	57,261,637

Net income per share attributable to common stockholders:
Basic(1)	$0.60	$0.75	0.42
Diluted(1)	$0.60	$0.75	0.42

(1)2023 amounts have been retroactively adjusted for the effects of the Reverse Stock Split (see Note 1—"Organization and Business Operations" for additional information).
Note 16—Stock-based Compensation
On March 6, 2020, the Board approved the A&R Incentive Plan pursuant to which the Company has the authority and power to grant awards of restricted shares of its Common Stock to its directors, executive officers, and employees.
On April 2, 2025, the Board adopted the A&R Incentive Plan. The Company’s stockholders approved the A&R Incentive Plan on May 21, 2025, which, among other things, increased the number of shares authorized for issuance by 1,000,000 shares to 2,250,000 shares.
As of December 31, 2025, there were 1,442,000 shares of Common Stock available for grant under the A&R Incentive Plan. Awards made under the A&R Incentive Plan are subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, encumbered, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period.
During the year ended December 31, 2025, the Company granted time-based awards to its executive officers and certain employees, consisting of 92,543 restricted shares of Common Stock, net of forfeitures, or the Time-Based 2025 Awards. The Time-Based 2025 Awards will vest 25% annually following the grant date, subject to each executive’s and employee’s employment through the applicable vesting dates, with certain exceptions. As of December 31, 2025, there was $1,713,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
Additionally, during the year ended December 31, 2025, the Company’s compensation committee granted Performance DSUs to its executive officers, or the Performance-Based 2025 Awards. The Performance-Based 2025 Awards will be measured based on the Company’s market performance over a three-year performance period ending on December 31, 2027. Subject to each executive’s continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2025 Awards, if any, will be issued following the performance period end date. Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market-based thresholds over a three-year performance period. The number of shares of Common Stock that vest is based on the Company’s total shareholder return, or TSR, relative to that of the MSCI US REIT Index and a Healthcare REIT Peer Group on a percentile basis. As of December 31, 2025, there was $1,421,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Time-Based 2025 Awards and the Performance-Based 2025 Awards, or collectively, the 2025 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
During the year ended December 31, 2025, the Company granted an aggregate of 21,300 shares of restricted Common Stock to the Company’s five independent directors in connection with their annual compensation. Each independent director received 4,260 shares of restricted Common Stock that will vest on the date of the Company’s next annual meeting of shareholders, subject to the directors continued service through such vesting date. These awards were granted under and subject to the terms of the A&R Incentive Plan and an award agreement. As of December 31, 2025, there was $227,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Company recognized total stock-based compensation expense of $4,815,000, $5,850,000 and $6,284,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized accelerated stock-based compensation expense of $19,000, $936,000 and $318,000 for the years ended December 31, 2025, 2024 and 2023, respectively, primarily as a result of the acceleration of award agreements and the acceleration of awards pursuant to severance agreements with departed executive officers. Stock-based compensation expense is reported in general and administrative expenses in the accompanying consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
The total fair value of shares that vested under the A&R Incentive Plan was $3,776,000, $9,642,000 and $1,335,000 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, there was $6,098,000 and $7,113,000, respectively, of total unrecognized compensation expense related to shares of the Company’s restricted Common Stock and Performance DSUs. This expense is expected to be recognized over a remaining weighted average period of 2.03 years. This expected expense does not include the impact of any future stock-based compensation awards.
The following table summarizes the activity on restricted Common Stock and Performance DSUs for the year ended December 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value Per Share(1)
Nonvested at December 31, 2024	388,767	$20.99
Granted	219,358	26.61
Vested(2)	(155,161)	20.86
Forfeited	(93,846)	24.73
Adjustment to Performance DSUs(3)	19,771	30.37
Nonvested at December 31, 2025	378,889	$25.65

(1)The weighted-average grant-date fair value only relates to shares granted after the Company’s listing on the NYSE as applicable. Shares granted prior to the Listing are not incorporated in the weighted-average calculation as the Company did not have publicly traded shares.
(2)Shares vested during the year ended December 31, 2025, include 60,344 Performance DSUs that vested but have not yet been issued.
(3)Represents the change in Performance DSUs estimated to be issued based on the terms of the respective Performance DSUs granted and the Company’s performance through December 31, 2025.

Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Character of Distributions(1):	2025	2024	2023
Ordinary dividends	73.84%	62.79%	61.41%
Capital gain distributions	—%	—%	—%
Nontaxable distributions	26.16%	37.21%	38.59%
Total	100.00%	100.00%	100.00%

(1)Attributable to Common Stock for the year ended December 31, 2025. Attributable to Class A shares, Class I shares, and Class T shares of common stock until the Listing and attributable to Common Stock after the Listing for the year ended December 31, 2024. Attributable to Class A shares, Class I shares, and Class T shares of common stock for the year ended December 31, 2023.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2025, 2024 and 2023. The earliest tax year currently subject to examination is 2022.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2025, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
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
Development
The Company has a remaining commitment to fund a development to expand the Dover Healthcare Facility on the acquired adjacent land for up to $9,069,000.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2025, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company’s financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 19—Subsequent Events
Distributions Authorized
On February 23, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on March 18, 2026, to the Company’s stockholders of record as of the close of business on March 6, 2026. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.
Acquisition of Oklahoma City Healthcare Facility X
On January 15, 2026, the Company purchased 100% of the ownership interests in a healthcare property in Oklahoma City, Oklahoma, or the Oklahoma City Healthcare Facility X, for a contract purchase price of $43,128,000.
Disposition of Saginaw Healthcare Facility
On January 29, 2026, the Company sold the Saginaw Healthcare Facility for $14,500,000, generating net proceeds of $14,343,000, after transaction costs, subject to additional transaction costs paid subsequent to the closing date.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (3)	Total	Accumulated Depreciation (4)	Year Constructed	Date Acquired
Houston Healthcare Facility	Houston, TX	$—	(1)	$762	$2,970	$106	$762	$3,076	$3,838	$1,151	1993	07/31/2014
Cincinnati Healthcare Facility	Cincinnati, OH	—	(1)	356	3,167	732	356	3,899	4,255	1,158	2001	10/29/2014
Winston-Salem Healthcare Facility	Winston-Salem, NC	—	(1)	684	4,903	—	684	4,903	5,587	1,590	2004	12/17/2014
Stoughton Healthcare Facility	Stoughton, MA	—		4,049	19,991	(17,048)	2,018	4,974	6,992	3,555	1973	12/23/2014
Fort Worth Healthcare Facility	Fort Worth, TX	—	(1)	8,297	35,615	—	8,297	35,615	43,912	10,309	2014	12/31/2014
Fort Worth Healthcare Facility II	Fort Worth, TX	—	(1)	367	1,587	201	367	1,788	2,155	748	2014	12/31/2014
Winter Haven Healthcare Facility	Winter Haven, FL	—	(1)	—	2,805	—	—	2,805	2,805	853	2009	01/27/2015
Overland Park Healthcare Facility	Overland Park, KS	—	(1)	1,558	20,549	16	1,558	20,565	22,123	5,877	2014	02/17/2015
Clarion Healthcare Facility	Clarion, PA	—	(1)	462	5,377	48	462	5,425	5,887	1,929	2012	06/01/2015
Webster Healthcare Facility	Webster, TX	—	(1)	1,858	20,140	(128)	1,598	20,272	21,870	5,568	2015	06/05/2015
Augusta Healthcare Facility	Augusta, ME	—	(1)	556	14,401	103	556	14,504	15,060	4,280	2010	07/22/2015
Cincinnati Healthcare Facility III	Cincinnati, OH	—	(1)	446	10,239	4	446	10,243	10,689	2,849	2014	07/22/2015
Florence Healthcare Facility	Florence, KY	—	(1)	650	9,919	—	650	9,919	10,569	2,748	2014	07/22/2015
Oakland Healthcare Facility	Oakland, ME	—	(1)	229	5,416	—	229	5,416	5,645	1,732	2004	07/22/2015
Wyomissing Healthcare Facility	Wyomissing, PA	—	(1)	1,504	20,193	1,650	1,504	21,843	23,347	5,750	2007	07/24/2015
Luling Healthcare Facility	Luling, TX	—	(1)	824	7,530	453	824	7,983	8,807	2,121	2003	07/30/2015
Omaha Healthcare Facility	Omaha, NE	—	(1)	1,259	9,796	—	1,259	9,796	11,055	2,628	2014	10/14/2015
Sherman Healthcare Facility	Sherman, TX	—	(1)	1,679	23,926	—	1,679	23,926	25,605	6,294	2005	11/20/2015
Sherman Healthcare Facility II	Sherman, TX	—	(1)	214	3,209	—	214	3,209	3,423	852	2005	11/20/2015
Fort Worth Healthcare Facility III	Fort Worth, TX	—	(1)	3,120	9,312	—	3,120	9,312	12,432	2,461	1998	12/23/2015
Oklahoma City Healthcare Facility	Oklahoma City, OK	—	(1)	4,626	30,509	99	4,626	30,608	35,234	8,330	1985	12/29/2015
Oklahoma City Healthcare Facility II	Oklahoma City, OK	—	(1)	991	8,366	—	991	8,366	9,357	2,425	1994	12/29/2015
Edmond Healthcare Facility	Edmond, OK	—	(1)	796	3,199	—	796	3,199	3,995	937	2002	01/20/2016
Oklahoma City Healthcare Facility III	Oklahoma City, OK	—	(1)	452	1,081	—	452	1,081	1,533	325	2006	01/27/2016
Oklahoma City Healthcare Facility IV	Oklahoma City, OK	—	(1)	368	2,344	28	368	2,372	2,740	692	2007	01/27/2016
Newcastle Healthcare Facility	Newcastle, OK	—	(1)	412	1,173	—	412	1,173	1,585	352	1995	02/03/2016
Oklahoma City Healthcare Facility V	Oklahoma City, OK	—	(1)	541	12,445	—	541	12,445	12,986	3,625	2008	02/11/2016
Rancho Mirage Healthcare Facility	Rancho Mirage, CA	—	(1)	2,724	7,626	29,843	2,725	37,468	40,193	6,908	2018	03/01/2016
Oklahoma City Healthcare Facility VI	Oklahoma City, OK	—	(1)	896	3,684	84	896	3,768	4,664	1,114	2007	03/07/2016
Oklahoma City Healthcare Facility VII	Oklahoma City, OK	—	(1)	3,203	32,380	—	3,203	32,380	35,583	8,107	2016	06/22/2016
Las Vegas Healthcare Facility	Las Vegas, NV	—	(1)	2,614	639	22,131	2,895	22,489	25,384	4,762	2017	06/24/2016
Oklahoma City Healthcare Facility VIII	Oklahoma City, OK	—	(1)	2,002	15,384	—	2,002	15,384	17,386	3,800	1997	06/30/2016
Marlton Healthcare Facility	Marlton, NJ	—	(1)	—	57,154	5	—	57,159	57,159	13,044	1995	11/01/2016
Grand Rapids Healthcare Facility	Grand Rapids, MI	—	(1)	2,533	39,487	1,693	2,533	41,180	43,713	10,512	2008	12/07/2016
Corpus Christi Healthcare Facility	Corpus Christi, TX	—	(1)	975	4,963	823	1,002	5,759	6,761	1,525	1992	12/22/2016
Aurora Healthcare Facility	Aurora, IL	—	(1)	973	9,632	280	973	9,912	10,885	2,304	2002	03/30/2017
Allen Healthcare Facility	Allen, TX	—	(1)	857	20,582	325	857	20,907	21,764	4,880	2007	03/31/2017
Austin Healthcare Facility	Austin, TX	—	(1)	1,368	32,039	—	1,368	32,039	33,407	7,583	2012	03/31/2017

				Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025
Property Description	Location	Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Buildings and Improvements (3)	Total	Accumulated Depreciation (4)	Year Constructed	Date Acquired
Beaumont Healthcare Facility	Beaumont, TX	—	(1)	946	8,372	86	946	8,458	9,404	1,995	1991	03/31/2017
San Antonio Healthcare Facility	San Antonio, TX	—	(1)	1,813	11,706	4,867	1,813	16,573	18,386	2,719	1984	06/29/2017
Silverdale Healthcare Facility	Silverdale, WA	—	(1)	1,530	7,506	71	1,530	7,577	9,107	1,945	2005	08/25/2017
Silverdale Healthcare Facility II	Silverdale, WA	—	(1)	1,542	4,981	—	1,542	4,981	6,523	1,387	2007	09/20/2017
Saginaw Healthcare Facility	Saginaw, MI	—	(1)	1,251	15,878	235	1,251	16,113	17,364	4,700	2002	12/21/2017
Carrollton Healthcare Facility	Carrollton, TX	—	(1)	1,995	5,870	130	1,995	6,000	7,995	1,294	2015	04/27/2018
Katy Healthcare Facility	Katy, TX	—	(1)	1,443	12,114	36	1,443	12,150	13,593	2,383	2015	06/08/2018
Indianola Healthcare Facility	Indianola, IA	—	(1)	330	5,698	132	330	5,830	6,160	1,151	2014	09/26/2018
Indianola Healthcare Facility II	Indianola, IA	—	(1)	709	6,061	—	709	6,061	6,770	1,246	2011	09/26/2018
Benton Healthcare Facility	Benton, AR	—	(1)	—	19,048	489	—	19,537	19,537	3,750	1992/1999	10/17/2018
Benton Healthcare Facility II	Benton, AR	—	(1)	—	1,647	78	—	1,725	1,725	359	1983	10/17/2018
Bryant Healthcare Facility	Bryant, AR	—	(1)	930	3,539	83	930	3,622	4,552	772	1995	10/17/2018
Hot Springs Healthcare Facility	Hot Springs, AR	—	(1)	384	2,077	—	384	2,077	2,461	463	2009	10/17/2018
Clive Healthcare Facility	Clive, IA	—	(1)	336	22,332	169	336	22,501	22,837	5,074	2008	11/26/2018
Valdosta Healthcare Facility	Valdosta, GA	—	(1)	659	5,626	—	659	5,626	6,285	1,261	2004	11/28/2018
Valdosta Healthcare Facility II	Valdosta, GA	—	(1)	471	2,780	—	471	2,780	3,251	633	1992	11/28/2018
Bryant Healthcare Facility II	Bryant, AR	—	(1)	647	3,364	—	647	3,364	4,011	611	2016	08/16/2019
Laredo Healthcare Facility	Laredo, TX	—	(1)	—	12,137	—	—	12,137	12,137	2,070	1998	09/19/2019
Laredo Healthcare Facility II	Laredo, TX	—	(1)	—	23,677	83	—	23,760	23,760	4,127	1998	09/19/2019
Poplar Bluff Healthcare Facility	Poplar Bluff, MO	—	(1)	—	13,515	—	—	13,515	13,515	2,316	2013	09/19/2019
Tucson Healthcare Facility	Tucson, AZ	—	(1)	—	5,998	—	—	5,998	5,998	1,033	1998	09/19/2019
Akron Healthcare Facility	Green, OH	—	(1)	3,503	38,512	649	3,503	39,161	42,664	6,373	2012	10/04/2019
Akron Healthcare Facility II	Green, OH	—	(1)	1,085	10,277	—	1,085	10,277	11,362	2,019	2013	10/04/2019
Akron Healthcare Facility III	Akron, OH	—	(1)	2,206	26,044	—	2,206	26,044	28,250	4,165	2008	10/04/2019
Alexandria Healthcare Facility	Alexandria, LA	—	(1)	—	5,076	(3,653)	—	1,423	1,423	—	2007	10/04/2019
Appleton Healthcare Facility	Appleton, WI	—	(1)	414	1,900	—	414	1,900	2,314	395	2011	10/04/2019
Austin Healthcare Facility II	Austin, TX	—	(1)	3,229	7,534	(2,806)	2,196	5,761	7,957	945	2006	10/04/2019
Bellevue Healthcare Facility	Green Bay, WI	—	(1)	567	1,269	—	567	1,269	1,836	273	2010	10/04/2019
Bonita Springs Healthcare Facility	Bonita Springs, FL	—		1,199	4,373	—	1,199	4,373	5,572	719	2002	10/04/2019
Bridgeton Healthcare Facility	Bridgeton, MO	—	(1)	—	39,740	—	—	39,740	39,740	6,327	2012	10/04/2019
Covington Healthcare Facility	Covington, LA	—	(1)	2,238	16,635	80	2,238	16,715	18,953	2,636	1984	10/04/2019
Crestview Healthcare Facility	Crestview, FL	—		400	1,536	—	400	1,536	1,936	282	2004	10/04/2019
Dallas Healthcare Facility	Dallas, TX	—	(1)	6,072	27,457	—	6,072	27,457	33,529	4,278	2011	10/04/2019
De Pere Healthcare Facility	De Pere, WI	—	(1)	615	1,596	—	615	1,596	2,211	332	2005	10/04/2019
Denver Healthcare Facility	Thornton, CO	—	(1)	3,586	32,363	—	3,586	32,363	35,949	5,201	1962	10/04/2019
El Segundo Healthcare Facility	El Segundo, CA	—		2,659	9,016	2,474	2,659	11,490	14,149	1,447	2009	10/04/2019
Fairlea Healthcare Facility	Fairlea, WV	—		139	1,910	—	139	1,910	2,049	324	1999	10/04/2019
Fayetteville Healthcare Facility	Fayetteville, AR	—	(1)	485	24,855	—	485	24,855	25,340	3,937	1994	10/04/2019
Fort Walton Beach Healthcare Facility	Fort Walton Beach, FL	—		385	3,182	—	385	3,182	3,567	536	2005	10/04/2019
Frankfort Healthcare Facility	Frankfort, KY	—		342	950	—	342	950	1,292	180	1993	10/04/2019
Frisco Healthcare Facility	Frisco, TX	—	(1)	—	22,114	4,783	—	26,897	26,897	5,826	2010	10/04/2019
Goshen Healthcare Facility	Goshen, IN	—	(1)	383	5,355	11	383	5,366	5,749	929	2010	10/04/2019

				Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025
Property Description	Location	Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Buildings and Improvements (3)	Total	Accumulated Depreciation (4)	Year Constructed	Date Acquired
Hammond Healthcare Facility	Hammond, LA	—	(1)	2,693	23,750	—	2,693	23,750	26,443	3,907	2006	10/04/2019
Hammond Healthcare Facility II	Hammond, LA	—	(1)	950	12,147	125	950	12,272	13,222	1,977	2004	10/04/2019
Henderson Healthcare Facility	Henderson, NV	—		839	2,390	—	839	2,390	3,229	420	2000	10/04/2019
Houston Healthcare Facility III	Houston, TX	—	(1)	752	5,832	—	752	5,832	6,584	931	1998	10/04/2019
Howard Healthcare Facility	Howard, WI	—	(1)	529	1,818	—	529	1,818	2,347	381	2011	10/04/2019
Jacksonville Healthcare Facility	Jacksonville, FL	—		1,233	6,173	—	1,233	6,173	7,406	1,045	2009	10/04/2019
Lafayette Healthcare Facility	Lafayette, LA	—	(1)	4,819	35,424	—	4,819	35,424	40,243	5,703	2004	10/04/2019
Lakewood Ranch Healthcare Facility	Lakewood Ranch, FL	—		636	1,784	—	636	1,784	2,420	382	2008	10/04/2019
Las Vegas Healthcare Facility II	Las Vegas, NV	—		651	5,323	—	651	5,323	5,974	890	2007	10/04/2019
Lehigh Acres Healthcare Facility	Lehigh Acres, FL	—		441	2,956	—	441	2,956	3,397	518	2002	10/04/2019
Lubbock Healthcare Facility	Lubbock, TX	—	(1)	5,210	39,939	20	5,210	39,959	45,169	6,322	2003	10/04/2019
Manitowoc Healthcare Facility	Manitowoc, WI	—	(1)	257	1,733	—	257	1,733	1,990	347	2003	10/04/2019
Manitowoc Healthcare Facility II	Manitowoc, WI	—	(1)	250	11,231	—	250	11,231	11,481	1,913	1964	10/04/2019
Marinette Healthcare Facility	Marinette, WI	—	(1)	208	1,002	—	208	1,002	1,210	207	2008	10/04/2019
New Braunfels Healthcare Facility	New Braunfels, TX	—	(1)	2,568	11,386	43	2,568	11,429	13,997	1,828	2007	10/04/2019
North Smithfield Healthcare Facility	North Smithfield, RI	—	(1)	1,309	14,024	—	1,309	14,024	15,333	2,377	1965	10/04/2019
Oklahoma City Healthcare Facility IX	Oklahoma City, OK	—	(1)	1,316	9,822	—	1,316	9,822	11,138	1,800	2007	10/04/2019
Oshkosh Healthcare Facility	Oshkosh, WI	—	(1)	414	2,043	—	414	2,043	2,457	395	2010	10/04/2019
Palm Desert Healthcare Facility	Palm Desert, CA	—		582	5,927	(4,209)	241	2,059	2,300	36	2005	10/04/2019
Rancho Mirage Healthcare Facility II	Rancho Mirage, CA	—		2,286	5,481	(3,767)	1,227	2,773	4,000	176	2008	10/04/2019
San Antonio Healthcare Facility III	San Antonio, TX	—	(1)	1,824	22,809	102	1,824	22,911	24,735	3,588	2012	10/04/2019
San Antonio Healthcare Facility IV	San Antonio, TX	—	(1)	—	31,694	447	—	32,141	32,141	4,992	1987	10/04/2019
San Antonio Healthcare Facility V	San Antonio, TX	—	(1)	3,273	19,697	1,270	3,273	20,967	24,240	3,729	2017	10/04/2019
Santa Rosa Beach Healthcare Facility	Santa Rosa Beach, FL	—		741	3,049	—	741	3,049	3,790	481	2003	10/04/2019
Savannah Healthcare Facility	Savannah, GA	—		2,300	20,186	—	2,300	20,186	22,486	3,198	2014	10/04/2019
Sturgeon Bay Healthcare Facility	Sturgeon Bay, WI	—	(1)	248	700	—	248	700	948	159	2007	10/04/2019
Victoria Healthcare Facility	Victoria, TX	—	(1)	328	12,908	21	328	12,929	13,257	2,086	2013	10/04/2019
Victoria Healthcare Facility II	Victoria, TX	—	(1)	446	12,986	40	446	13,026	13,472	2,079	1998	10/04/2019
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(1)	821	4,139	9	821	4,148	4,969	729	2012	10/04/2019
Tucson Healthcare Facility II	Tucson, AZ	—	(1)	—	—	25,324	—	25,324	25,324	3,002	2021	12/26/2019
Tucson Healthcare Facility III	Tucson, AZ	—	(1)	1,763	—	8,177	1,763	8,177	9,940	1,611	2020	12/27/2019
Grimes Healthcare Facility	Grimes, IA	—	(1)	831	3,690	—	831	3,690	4,521	632	2018	02/19/2020
Tampa Healthcare Facility	Tampa, FL	—	(1)	—	10,297	237	—	10,534	10,534	1,839	2015	09/08/2020
Tucson Healthcare Facility IV	Tucson, AZ	—	(1)	—	58	18,057	—	18,115	18,115	2,832	2022	12/22/2020
Greenwood Healthcare Facility	Greenwood, IN	—	(1)	1,603	22,588	—	1,603	22,588	24,191	2,767	2008	04/19/2021
Clive Healthcare Facility II	Clive, IA	—	(1)	1,555	17,898	—	1,555	17,898	19,453	2,124	2008	12/08/2021
Clive Healthcare Facility III	Clive, IA	—	(1)	843	12,299	57	843	12,356	13,199	1,264	2008	12/08/2021
Clive Healthcare Facility IV	Clive, IA	—	(1)	720	7,863	—	720	7,863	8,583	988	2009	12/08/2021
Clive Undeveloped Land	Clive, IA	—		1,061	—	—	1,061	—	1,061	—	—	12/08/2021
Clive Undeveloped Land II	Clive, IA	—		460	—	—	460	—	460	—	—	12/08/2021
Yukon Healthcare Facility	Yukon, OK	—	(1)	1,288	16,779	—	1,288	16,779	18,067	1,767	2020	03/10/2022
Pleasant Hills Healthcare Facility	Pleasant Hills, PA	—	(1)	922	12,905	484	922	13,389	14,311	1,573	2015	05/12/2022

				Initial Cost		Cost Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2025
Property Description	Location	Encumbrances		Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (2)	Land	Buildings and Improvements (3)	Total	Accumulated Depreciation (4)	Year Constructed	Date Acquired
Prosser Healthcare Facility I	Prosser, WA	—	(1)	282	1,933	—	282	1,933	2,215	233	2020	05/20/2022
Prosser Healthcare Facility II	Prosser, WA	—	(1)	95	3,374	—	95	3,374	3,469	393	2013	05/20/2022
Prosser Healthcare Facility III	Prosser, WA	—	(1)	59	2,070	—	59	2,070	2,129	240	2013	05/20/2022
Tampa Healthcare Facility II	Tampa, FL	—	(1)	—	47,042	—	—	47,042	47,042	4,319	2022	07/20/2022
Escondido Healthcare Facility	Escondido, CA	—	(1)	—	57,675	—	—	57,675	57,675	5,130	2021	07/21/2022
West Palm Beach Healthcare Facility	West Palm Beach, FL	—	(1)	2,064	7,011	216	2,064	7,227	9,291	512	1999	06/15/2023
Burr Ridge Healthcare Facility	Burr Ridge, IL	—	(1)	4,828	46,152	153	4,828	46,305	51,133	3,061	2010	09/27/2023
Brownsburg Healthcare Facility	Brownsburg, IN	—	(1)	1,520	32,417	—	1,520	32,417	33,937	1,967	2023	02/26/2024
Cave Creek Healthcare Facility	Cave Creek, AZ	—	(1)	1,963	15,037	2	1,963	15,039	17,002	1,006	2021	03/20/2024
Marana Healthcare Facility	Tucson, AZ	—	(1)	1,371	12,860	—	1,371	12,860	14,231	895	2020	03/20/2024
Surprise Healthcare Facility	Surprise, AZ	—	(1)	2,007	14,348	—	2,007	14,348	16,355	960	2020	03/20/2024
Tucson Healthcare Facility V	Tucson, AZ	—	(1)	791	13,260	—	791	13,260	14,051	915	2020	03/20/2024
Weslaco Healthcare Facility	Weslaco, TX	—	(1)	1,169	12,659	—	1,169	12,659	13,828	866	2019	03/20/2024
Reading Healthcare Facility	Reading, PA	—	(1)	—	9,847	—	—	9,847	9,847	523	2020	05/21/2024
Fort Smith Healthcare Facility	Fort Smith, AR	—	(1)	—	25,131	—	—	25,131	25,131	1,299	2021	07/25/2024
Knoxville Healthcare Facility	Knoxville, TN	—		—	30,516	—	—	30,516	30,516	855	2021	03/04/2025
Dover Healthcare Facility	Dover, DE	—		4,024	20,738	811	4,024	21,549	25,573	512	2018	04/16/2025
Southlake Healthcare Facility	Southlake, TX	—		1,730	7,218	—	1,730	7,218	8,948	91	2011	08/01/2025
Southlake Healthcare Facility II	Southlake, TX	—		860	5,457	—	860	5,457	6,317	76	2017	08/01/2025
Peoria Healthcare Facility	Peoria, AZ	—		2,834	29,555	—	2,834	29,555	32,389	247	2022	09/05/2025
Plano Healthcare Facility	Plano, TX	—		1,998	30,481	—	1,998	30,481	32,479	251	2023	09/05/2025
		$—		$176,263	$1,846,863	$97,064	$171,848	$1,948,342	$2,120,190	$331,437

(1)Property is contributed to the pool of unencumbered properties of the Company’s unsecured credit facilities. As of December 31, 2025, 119 commercial real estate properties were contributed to the pool of unencumbered properties under the Company’s credit facility and the Company had an outstanding principal balance of $676,000,000.
(2)The reduction to costs capitalized subsequent to acquisition primarily include impairment charges, property dispositions and other adjustments.
(3)The aggregated cost for federal income tax purposes is approximately $2,276,599,000 (unaudited).
(4)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over 5-20 years.

    NOTES TO SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Real Estate:
Balance at beginning of year	$1,984,644	$1,855,808	$2,089,200
Additions:
Acquisitions	135,410	144,380	60,055
Improvements	12,019	3,628	1,727
Other adjustments	—	—	—
Deductions:
Impairment	(11,883)	(794)	(28,651)
Dispositions	—	(18,118)	(266,523)
Other adjustments	—	(260)	—
Balance at end of year	$2,120,190	$1,984,644	$1,855,808

Accumulated Depreciation:
Balance at beginning of year	$(277,024)	$(227,156)	$(209,118)
Additions:
Depreciation	(56,668)	(50,410)	(52,404)
Deductions:
Impairment	2,255	376	8,409
Dispositions	—	166	25,957
Other adjustments	—	—	—
Balance at end of year	$(331,437)	$(277,024)	$(227,156)

EXHIBIT INDEX

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

4.1
Description of Capital Stock Registered under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42129) filed on March 3, 2025 and incorporated here by reference).

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

10.2.1†
Amendment to Employment Agreement made and entered into on June 21, 2022, by and between Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, Sila Realty Management Company, LLC and Kay C. Neely (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on June 21, 2022, and incorporated herein by reference).

10.3†	Form of Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on January 8, 2021, and incorporated herein by reference).

10.4†
Form of First Amendment to Deferred Stock Award Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-55435) filed on September 10, 2021, and incorporated herein by reference).

10.5†	Form of 2024 Deferred Stock Award Agreement (included as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-42129) filed on March 3, 2025, and incorporated herein by reference).

10.6†*	Form of 2025 Deferred Stock Award Agreement

10.7†
Form of Restricted Stock Award Agreement (Executive Officers) (included as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.8†
Form of Restricted Stock Award Agreement (Independent Directors) (included as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55435) filed on November 16, 2020, and incorporated herein by reference).

10.9†	Form of Restricted Stock Award Agreement (Executive Officers) (included as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.10†	Form of Restricted Stock Award Agreement (Directors) (included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.11†
Form of Restricted Stock Award Agreement (Non-Directors Non-Executive Officers) (included as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2024.

10.12
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

10.12.1
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

10.12.2
Second Amendment to Term Loan Agreement, dated as of February 18, 2025, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time parties thereto (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42129) filed on February 19, 2025, and incorporated herein by reference).

10.13
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

10.14
Amended and Restated Term Loan Agreement, dated as of March 20, 2024, by and among Sila Realty Trust, Inc., as Borrower, Truist Bank, as Administrative Agent, and the lenders from time to time as party to the Term Loan Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55435) filed on March 21, 2024, and incorporated herein by reference).

10.15
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

10.18
Amended and Restated Restricted Share Plan, dated April 2, 2025 (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 001-42129) filed on May 21, 2025, and incorporated here by reference).

10.19
Form of Director and Officer Indemnification Agreement (included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42129) filed on August 7, 2025, and incorporate here by reference).

19.1	Insider Trading Policy (included as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42129) filed on March 3, 2025, and incorporated here by reference).

21.1*	List of the Company's Significant Subsidiaries

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (included as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-42129) filed on March 3, 2025, and incorporated here by reference).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.
Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: February 25, 2026	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2026	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer, Director and President	February 25, 2026
Michael A. Seton	(Principal Executive Officer)

/s/ KAY C. NEELY	Chief Financial Officer, Executive Vice President and Treasurer	February 25, 2026
Kay C. Neely	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JONATHAN KUCHIN	Chair of the Board of Directors	February 25, 2026
Jonathan Kuchin

/s/ Z. JAMIE BEHAR	Director	February 25, 2026
Z. Jamie Behar

/s/ ADRIENNE KIRBY	Director	February 25, 2026
Adrienne Kirby

/s/ VERETT MIMS	Director	February 25, 2026
Verett Mims

/s/ ROGER PRATT	Director	February 25, 2026
Roger Pratt