Form 10-K/A
period 2025-12-31
Sila Realty Trust, Inc.
filed 2026-04-27
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 20, 2026, there were 55,241,098 shares of common stock of Sila Realty Trust, Inc. outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
On February 25, 2026, Sila Realty Trust, Inc., (the "Company"), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, (the "Original Form 10-K"). Except as the context otherwise requires, "we," "our," and "us" refer to Sila Realty Trust, Inc. This Amendment No. 1 (the "Amendment") amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission, (the "SEC"), within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the Company
The principal occupation and certain other information about the directors are set forth below. We are not aware of any family relationship among any of the directors or any of the executive officers of the Company. Each of the directors has stated that there is no arrangement or understanding of any kind between him or her and any other person relating to his or her role as a director.
The following table sets forth the names, ages and positions of the current board of directors, (the "Board"), and the current executive officers.

Name	Age	Positions
Jonathan Kuchin	74	Chair of the Board (Independent)
Z. Jamie Behar	68	Director (Independent)
Adrienne Kirby	72	Director (Independent)
Verett Mims	63	Director (Independent)
Roger Pratt	73	Director (Independent)
Michael A. Seton	53	Chief Executive Officer, President and Director
Kay C. Neely	50	Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Jonathan Kuchin has been an independent director of Sila since April 2014. Mr. Kuchin is Chair of the Board and is a member of the Audit Committee. Mr. Kuchin has more than 29 years of experience in public accounting, focusing on public companies and their financial and tax issues, including accounting for income taxes, initial public offerings, public financings, mergers and acquisitions, executive compensation issues, and implementation and compliance with the Sarbanes-Oxley Act of 2002. Mr. Kuchin served as an independent director of Carter Validus Mission Critical REIT, Inc., an affiliate of the Company, from March 2011 to October 2019. From 1997 until his retirement in 2010, Mr. Kuchin served in various positions with PricewaterhouseCoopers, most recently as a tax partner in New York City, 2004 – 2010, where he focused on public and private REIT clients, SEC reporting aspects of public REITs, including accounting for income taxes and uncertainty of income taxes, as well as compliance with the Sarbanes-Oxley Act. From October 1988 to July 1997, Mr. Kuchin held various positions with Coopers & Lybrand, culminating in partnership. Mr. Kuchin obtained a bachelor’s in business economics from the University of California, Santa Barbara in 1981 and is licensed as a certified public accountant. Mr. Kuchin was selected to serve as an independent director because of his significant real estate industry experience and his expansive knowledge in public accounting and tax.
Z. Jamie Behar has been an independent director of Sila since June 2022. Ms. Behar is a member of the Nominating and Corporate Governance Committee, (the "NCG Committee") and Chair of the Audit Committee. She has been a director of Armour Residential REIT, Inc. (NYSE: ARR) (“Armour”) since August 2019, and is co-Chair of the Governance Committee and a member of the Audit Committee. Ms. Behar joined the Board of Directors of Shurgard Self Storage upon the company’s IPO in October 2018, and serves as Chair of the Real Estate Investment Committee and as a member of the Audit Committee and of the Environmental, Social, and Governance Committee ("ESG Committee"). Ms. Behar serves as Lead Board Director for Benefit Street Partners Multifamily Trust, a non-traded REIT, having joined the board in October 2019. From 2005 to 2015, Ms. Behar was Managing Director, Real Estate & Alternative Investments, for General Motors Investment Management Corporation (“GMIMCo”), having previously served as Portfolio Manager at GMIMCo for 19 years. Ms. Behar was responsible for the management of approximately $12 billion at peak portfolio value of primarily private market and publicly traded real estate on behalf of both General Motors Company and other unaffiliated clients. Ms. Behar’s previous public real estate company Board of Director positions include Sunstone Hotel Investors (2004-2020), Forest City Realty Trust (2017-2018), Gramercy Property Trust (2015-2018) and the Broadstone Real Estate Access Fund (2018-2022), and she also served as a member of the Board of Directors of Hospitality Europe, B.V., a private pan-European hotel company (1998-2006). Ms. Behar is a member of the Real Estate Investment Advisory Council of the National Association of Real Estate Investment Trusts (“NAREIT”), and serves as co-chair of the Pension Real Estate Association (“PREA”) Governance Committee and as a member of the PREA Research Committee. Ms. Behar was on the Board of Directors of PREA from March 2008 through March 2014, having held the position of Board Chair from March 2010 to March 2011. Ms. Behar holds a B.S. in Economics (magna cum laude) from The Wharton School, University of Pennsylvania, an M.B.A. from Columbia University Graduate School of Business, and the Chartered Financial Analyst (CFA) designation. In December 2018, Ms. Behar was the recipient of NAREIT’s E. Lawrence Miller Industry Achievement Award for her contributions to the REIT industry. Ms. Behar was selected to serve as an independent director because of her significant experience in the REIT industry, her extensive prior board experience, and her public company experience.
Adrienne Kirby has been an independent director of Sila since April 2021. Ms. Kirby is the chair of the Compensation Committee and a member of the NCG Committee. Ms. Kirby has served on the board of private company Greenway Health since 2019, where she chairs the Compliance Committee. She is also on the board of a start-up company, Doctivity, where she assumed the position of Chair of the board in December 2024. Previously, Ms. Kirby served on the Board of Directors of three other private companies, TrellisRX from 2019 until its sale in May of 2022, MedVet from 2019 until its refinancing in July of 2024, and TigerConnect, from October 2022 until December of 2024. She also serves on the board of the Philadelphia chapter of the National Association of Corporate Directors, which she joined in 2021 and the Committee of 200 ("C200") starting in December of 2024. Prior to these board positions, Ms. Kirby had a forty-year career in healthcare with extensive experience as a COO, President and CEO of large health systems, leading hospitals, physician organizations and ambulatory operations. Most recently, she served in several leadership capacities with Cooper University Health Care: Executive Chairman and Chief Executive Officer (2018 – 2019), President and Chief Executive Officer (2013 –2018), and Senior Vice President and Chief Operating Officer (2012 –2013). In these roles, Ms. Kirby led the development and implementation of an enterprise wide strategic plan to achieve an organizational turn around resulting in: the transformation from a safety net hospital to a regional academic tertiary care center with a new medical school and advanced programs in cancer, cardiac, trauma and surgical care; extensive facility acquisition, development and expansion initiatives; and development of pivotal partnerships, initiatives and transformations, significantly improving the company’s financial performance and achieving unprecedented business and financial growth and several bond rating upgrades. From 2010 to 2012, Ms. Kirby worked for MedStar Health, a nine-hospital healthcare system with operations in Washington, D.C. and throughout Maryland, as Senior Vice President, MedStar and President, Franklin Square Medical Center. Previously, Ms. Kirby worked for Virtua Health, the largest health system in southern New Jersey, performing in various leadership roles from 1999 to 2010, including Chief Operating Officer of Virtua Voorhees Hospital, Ambulatory Services and Programs of Excellence. Earlier in her career, Ms. Kirby held various positions with Christina Care, the University of Pennsylvania Medical Center, and Hahnemann University. Ms. Kirby earned a bachelor’s degree in nursing from Rutgers University and a master’s degree and a Ph.D. from the University of Pennsylvania. Ms. Kirby was selected to serve as an independent director because of her experience leading and operating healthcare systems.
Verett Mims has been an independent director of Sila since June 2022. Ms. Mims is a member of both the Compensation Committee and the Audit Committee. She is currently the Chief Financial Officer at Blum Capital Partners, L.P., a long-term strategic equity investment management firm where she has led a team of seasoned accounting/finance professionals with responsibility for the Financial, Operations, Compliance and Tax functions of the firm since 2020. She is responsible for sourcing and managing corporate investments which includes the firm's hospitality/real estate. Prior to joining Blum Capital, Ms. Mims worked at the Boeing Company ("Boeing") from 2002 through early 2020. During her 18-year tenure at Boeing, Ms. Mims held several positions including Director, International Finance and the Assistant Treasurer, Global Treasury Operations. Ms. Mims had oversight of the foreign exchange, commodity and inflation hedging portfolio, cash investments and global banking infrastructure and her notable contributions include the development of tech-driven processes and systems that drove efficiency, multimillion-dollar cost savings, and operational excellence. Prior to joining Boeing, Ms. Mims spent seven years in sales serving as a strategic advisor to match foreign exchange solutions with corporate clients’ risk profiles at Citibank, NationsBank and Bank of Montreal where she pioneered an early Salesforce-like client management system and built a profitable book of business. Ms. Mims currently serves on the board of Sunstone Hotel Investors and the Steppenwolf Theatre of Chicago. She has previously served on the Boards of Arts & Business Council of Chicago, San Miguel Schools of Chicago, Illinois Student Assistance Commission, Southern University MBA Board of Advisors, the Muntu Dance Theatre of Chicago, and most recently Illinois Humanities. Ms. Mims holds an M.B.A. from the Stanford University Graduate School of Business, an M.S. in physics from Massachusetts Institute of Technology, and a B.S. in physics from Southern University and A&M College. Ms. Mims was selected to serve as an independent director because of existing board experience, experience in financial positions, and experience in enterprise risk.
Roger Pratt has been an independent director of Sila since July 2018. Mr. Pratt is Chair of the NCG Committee and is a member of the Compensation Committee. Mr. Pratt was the Managing Director for Prudential Real Estate Investors ("PREI") from 1995 until his retirement in 2014. In this capacity, he served as a senior leader at PREI, which over the course of his 32-year career with PREI became a global real estate manager with over $50 billion in gross assets. Mr. Pratt held various roles with PREI and entities affiliated with Prudential: (1) member of the U.S., Latin American and Global Investment and Management Committees of PREI (1995 – 2013); (2) Co-Chief Risk & Investment Officer of PREI (2012 – 2014); (3) US Senior Portfolio Manager of PREI (1995 – 2011); (4) directing role for PREI’s US Single Client accounts (1997 – 2011); (5) directing role for PREI’s Senior Housing platform (2003 – 2010); (6) Co-founder and Senior Portfolio Manager of PRISA III (2003 – 2010); (7) Senior Portfolio Manager of PRISA II (1995 – 2011); and (8) Portfolio Manager of PREI (1992 – 1995). From 1982 to 1992, Mr. Pratt served in various capacities with the Prudential Realty Group ("PRG") as an asset manager and later served as the head of PRG’s New Jersey regional office and co-head of PRG’s national development portfolio. On behalf of PRISA II, Mr. Pratt served on the board of trustees of Starwood Hotels and Resorts Worldwide, Inc. (1997 – 1999) (formerly

NYSE: HOT). Previously, he served as a Community Development Planner for the State of North Carolina (1976 – 1980). He also served as Senior Advisor to the Elite International Investment Fund (2016-2021). Mr. Pratt is an Emeritus Member of the Wood Center Real Estate Studies Advisory Board at the University of North Carolina, the Board of Directors and Treasurer of the Schumann Fund for New Jersey, and the Board of Directors of The George Washington University Museum and The Textile Museum in Washington, D.C. He is also an Emeritus Trustee of the Foundation Board of the Mason School of Business at the College of William and Mary. Mr. Pratt earned a master of regional planning in 1976 from the University of North Carolina, a master of business administration in 1982 as a Dean’s Scholar from the University of North Carolina, and a bachelor of arts degree from the College of William and Mary in 1974, graduating Phi Beta Kappa. Mr. Pratt was selected to serve as an independent director because of his significant real estate and capital markets experience.
Michael A. Seton has served as a director of Sila since July 2018, Chief Executive Officer since April 2018, as President since March 2015, and as a member of the Investment Committee since January 2013. Mr. Seton has more than 30 years of real estate investment and finance experience. He has served in various roles with the Company and entities affiliated with the Company: (1) Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. (April 2018 – October 2019) and President (March 2015 – October 2019); (2) President of Carter/Validus Advisors, LLC (April 2012 – October 2019), member of the Investment Committee (November 2010 – October 2019), Chief Executive Officer (April 2018 – October 2019), Co-Chief Executive Officer (August 2015 – April 2018), Chief Investment Officer and Executive Vice President (July 2011 – April 2012), Vice President (November 2010 – July 2011), Chief Financial Officer (March 2010 – November 2010); (3) Chief Executive Officer of Carter Validus Advisors II, LLC (April 2018 – September 2020), Co-Chief Executive Officer (August 2015 – April 2018), President (January 2013 – September 2020), and member of the Investment Committee (January 2013 – September 2020); (4) Co-founder and Chief Executive Officer of Carter Validus REIT Management Company II, LLC (June 2012 – September 2020), Co-Chief Executive Officer (July 2015 – April 2018) and President (January 2013 – September 2020); (5) Co-founder and Chief Executive Officer of Carter/Validus REIT Investment Management Company, LLC (August 2009 – October 2019), Co-Chief Executive Officer (July 2015 – April 2018) and President (December 2009 – October 2019); (6) Chief Executive Officer of CV REIT Management Company, LLC (March 2018 – September 2020) and Co-Chief Executive Officer (October 2015 – April 2018); (7) Chief Executive Officer of CV Data Center Growth & Income Fund Manager, LLC (May 2018 – December 2019); and (8) member of the Investment Committee of CV Data Center Growth & Income REIT Advisors, LLC (May 2018 – December 2019). Previously, Mr. Seton was a Managing Director and Division Head in the Originations Group at Eurohypo AG (including its predecessor organizations, now part of Commerzbank AG) from December 1996 until June 2009. In this role, Mr. Seton led a team of professionals in the origination, structuring, documentation, closing and syndication of real estate financings for private developers, traded and non-traded public real estate investment trusts, and real estate operating companies. Real estate finance transactions in which Mr. Seton was involved included both on and off-balance sheet executions, including senior debt and mezzanine financings. Mr. Seton obtained a Bachelor of Science in economics from Vanderbilt University in 1994. We believe Mr. Seton's role as the Company's Chief Executive Officer and President; his intimate knowledge and experience with all aspects of the business, operations, opportunities and challenges of our Company; and his understanding of our culture, personnel and strategies provide the requisite qualifications, skills perspectives and experiences that make him qualified to serve on our Board.
Kay C. Neely has served as Chief Financial Officer and Treasurer of Sila since September 2018, as Secretary of Sila since June 2019, as a member of the Investment Committee of Sila since September 2020, and as Executive Vice President since March 2022. Ms. Neely has approximately 25 years of real estate accounting, finance and operations experience. Since 2016, she has served in various roles with the Company and entities affiliated with the Company: (1) Chief Financial Officer and Treasurer of Carter Validus Advisors II, LLC (September 2018 – September 2020) and Secretary (June 2019 – September 2020); (2) Chief Financial Officer, Treasurer and Secretary of Carter Validus REIT Management Company II, LLC (June 2019 – September 2020); (3) Executive Vice President of Finance and Accounting of CV Data Center Growth & Income REIT Advisors, LLC (November 2018 – December 2019); (4) President of CV Data Center Growth & Income Fund Manager, LLC (June 2019 – December 2019); (5) Chief Executive Officer of CV Data Center Real Estate Management Services, LLC (June 2019 – December 2019); (6) Senior Vice President of Accounting of Carter/Validus Advisors, LLC (January 2016 – June 2019); (7) Chief Financial Officer, Treasurer and Secretary of Carter Validus Mission Critical REIT, Inc. (June 2019 – October 2019); (8) Chief Financial Officer and Secretary of Carter/Validus Advisors, LLC (June 2019 – October 2019); (9) Chief Financial Officer, Treasurer and Secretary of Carter/Validus REIT Investment Management Company, LLC (June 2019 – October 2019); and (10) Senior Vice President of Accounting of Carter Validus Advisors II, LLC (January 2016 – September 2018). Ms. Neely served in various capacities at KPMG LLP (1999 – 2016), most recently as Associate Director of Audit Resource Management, where she managed the daily operations and financial planning for audit practices in 10 offices located in the Southeast and Puerto Rico, which consisted of over 400 audit partners, managers and staff. Earlier, Ms. Neely held various positions, including in her capacity as an audit senior manager, handling the planning, organization, staffing and execution of audit engagements for public and private entities primarily in the real estate sector, including real estate investment trusts and investment funds. Ms. Neely joined the Advisory Board of the Florida Institute of CFOs in 2025. Ms. Neely graduated Beta Gamma Sigma from Emory University, Goizueta Business School in 1998 with a bachelor of business administration with concentrations in accounting and finance and is a licensed certified public accountant.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2025, or written representations that no additional forms were required, to the best of our knowledge, all of the filings by the Company’s directors and executive officers were made on a timely basis, except that a Form 4 for each of Mr. Seton and Ms. Neely reporting earned performance-based equity awards and related tax withholding was inadvertently filed late on February 6, 2025.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of the Board, our officers and our employees. The policy may be found on our website at investors.silarealtytrust.com by clicking on “Governance,” “Governance Documents,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary. In addition, the Board has adopted a Policy on Inside Information and Insider Trading, which precludes the Company’s officers, directors and employees and their relatives from trading in the Company’s securities while in possession of inside information about the Company and disclosing inside information to others, among other restrictions. The Policy on Inside Information and Insider Trading also provides guidelines around public disclosure and Rule 10b5-1 pre-planned trading programs.
Director and Officer Stock Ownership Guidelines
Our Board believes that the alignment of directors’ and executive officers’ interests with those of our stockholders is strengthened when Board members and executive officers are also stockholders. Therefore, our Board has adopted minimum stock ownership guidelines under which directors and executive officers are expected to acquire shares of our common stock with a value at least equal to (1) (a) six (for the Chief Executive Officer), (b) four (for non-employee directors) or (c) three (for executive officers, other than the Chief Executive Officer), multiplied by the annual cash retainer paid for serving on the Board (if a director) or the base salary (if an executive officer). The directors and executive officers are expected to currently satisfy at least the minimum guidelines or beginning on the five year anniversary of the date the individual becomes a director or executive officer, as applicable. Both executive officers and non-employee directors must retain 50% of equity awards (net after-tax) until the holding requirement is met. Shares directly owned and unvested time-based restricted stock are included as “owned” for purposes of these guidelines, and unearned performance-based deferred stock units are excluded. All of our directors and executive officers are currently in compliance with these minimum guidelines.
Audit Committee
The Audit Committee is composed of Ms. Behar, Mr. Kuchin and Ms. Mims. The Audit Committee reports regularly to the full Board and annually evaluates its performance. The Audit Committee meets periodically during the year, usually in conjunction with regular meetings of the Board. The Audit Committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews, with the independent registered public accounting firm, plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees, reviews the adequacy of our internal controls and oversees the Company's cybersecurity program and any material cybersecurity incidents. The Board has adopted a charter for the Audit Committee that sets forth its specific functions and responsibilities. The Audit Committee charter may be found on our website at investors.silarealtytrust.com by clicking on “Governance,” “Governance Documents,” and then on “Audit Committee Charter.”
The Board has determined that all three members of the Audit Committee have the requisite financial literacy under the rules of the NYSE to serve on the Audit Committee and satisfy the definition of “audit committee financial expert” under applicable rules of the SEC. Additionally, the Board determined that all of the members of the Audit Committee are independent under the applicable rules of the NYSE and under the separate independence standards for audit committee members under Rule 10A-3 of the Securities Exchange Act of 1934, as amended. The Audit Committee met five times during 2025.

Item 11. Executive Compensation.
Compensation of Directors
Director Compensation
Our director compensation policy is described further below and applies to all directors who are not employees of the Company. Mr. Seton, as an employee of the Company, does not receive any compensation for his service on the Board. All other directors receive cash compensation and equity compensation which is in the form of restricted shares of common stock of the Company. As described in "Director and Officer Stock Ownership Guidelines", the Company maintains minimum stock ownership requirements for directors.
Independent Director Cash Compensation
The Compensation Committee conducted a director compensation study in June 2024 with an independent compensation consultant, Ferguson Partners Consulting L.P. ("FPC"), which advised the Compensation Committee on the design and amount of compensation for non-employee directors. Any changes to the non-employee director compensation are then recommended to the full Board for approval.
The following annual compensation amounts for our independent directors applied for the year ended December 31, 2025:
•Each of our independent directors receives an annual cash base retainer of $90,000;
•The chair of the Audit Committee receives an additional annual cash amount of $25,000 and the other Audit Committee members each receive an additional annual cash amount of $12,500.
•The chair of the Board receives an additional annual cash amount of $75,000.
•The chair of the Compensation Committee receives an additional annual cash amount of $17,500 and the other Compensation Committee members each receive an additional annual cash amount of $8,750; and
•The chair of the NCG Committee receives an additional annual cash amount of $17,500 and the other NCG Committee members each receive an additional annual cash amount of $8,750.
Equity Awards
Each of our independent directors receives an annual grant of restricted shares of common stock with a market grant date value of $100,000, issued as awards pursuant to the Company’s Amended and Restated 2014 Restricted Share Plan (“Restricted Share Plan”). The restricted stock issued to our independent directors vest at the completion of the term for which the recipient was elected to the Board.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Jonathan Kuchin	$177,500	$99,982	$5,348	$282,830
Z. Jamie Behar	$123,750	$99,982	$5,348	$229,080
Adrienne Kirby	$116,250	$99,982	$5,348	$221,580
Roger Pratt	$116,250	$99,982	$5,348	$221,580
Verett Mims	$111,250	$99,982	$5,348	$216,580
Michael A. Seton(3)	$—	$—	$—	$—

1.The amounts shown in the Stock Awards column represent the full grant date fair value of 4,260 shares of restricted common stock granted to each director on July 1, 2025, calculated by multiplying the number of shares awarded by the closing price of $23.47 per share of the Company's common stock on the grant date, in accordance with FASB ASC 718. As of December 31, 2025, all of the 4,260 shares of common stock remain unvested.
2.Reflects the dividends on unvested restricted common stock.
3.For compensation information regarding Michael A. Seton, see "Summary Compensation Table".
Compensation Discussion and Analysis

This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as it relates to the Company’s NEOs. Our NEOs for 2025 were:

Named Executive Officers
Michael A. Seton	President and Chief Executive Officer (CEO)
Kay C. Neely	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (CFO)
Christopher K. Flouhouse(1)	Former Executive Vice President and Chief Investment Officer (CIO)

1.Mr. Flouhouse's employment with the Company ended effective October 15, 2025.
Summary of the Executive Compensation Program

What We Reward	How We Link Pay to Performance	How We Assess Pay

•Successful execution of the annual business plan and the achievement of key financial metrics

•Decision-making that yields long-term value creation for stockholders

•Sustained growth over the long-term and the successful execution of our long-term strategic business plan

•Inclusion of key financial metrics in our annual cash incentive plan to ensure NEOs are rewarded for performance relative to our annual budget and each NEO's individual performance goals

•Long-term incentives composed of a mix of performance-based units and time-based restricted stock awards, linking a substantial portion of pay opportunity to long-term performance

•Majority of total target pay opportunity is at-risk and tied to the Company's performance

•Overall target total compensation opportunity is assessed for competitiveness relative to a peer group of comparable REITs

•The structure of our executive compensation program is reviewed on an annual basis relative to our peer group, general best practices and governance standards

Based on our annual assessment of market practices and our compensation objectives, we have implemented a pay-for-performance compensation structure that includes the following key elements:

	Description	Objective

Base Salary	Fixed level of compensation	Reviewed annually with reference to market-competitive base salary, background, knowledge, skills, and performance.

Annual Incentive Program	AFFO per Share(1)	Award determinations under the annual incentive program ("Annual Incentive Plan") are based on quantitative and qualitative factors set by the Compensation Committee each year that are designed to be consistent with our annual business plan.
(CEO 45%; Other NEOs 45%)

Net Debt to EBITDAre(1)
(CEO 25%; Other NEOs 20%)

	Individual Goals / Corporate or Department Performance	The payouts under the annual incentive program are based on the achievement of certain threshold, target and maximum levels of corporate and individual performance metrics that are designed to be challenging but achievable.
(CEO 30%; Other NEOs 35%)

Long-Term Incentives	Total Shareholder Return Relative to the MSCI US REIT Index and a Healthcare REIT Peer Group (50%)	Performance-based equity awards are intended to encourage our NEOs to focus on sustaining our long-term performance, thus minimizing the risk of our NEOs focusing on short-term gains at the expense of our long-term performance.

	Ratable Vesting over 4 Years (50%)	Time-based equity awards promote retention, encourage long-term performance to maximize share value and dividends paid to our stockholders, and promote an ownership mentality by our NEOs.

1.Non-GAAP financial measure. For definitions of non-GAAP financial measures, see "Non-GAAP Measures."
Compensation Objectives and Philosophy
Our executive compensation program is designed to accomplish the following key objectives:
•attract, motivate and retain highly qualified executives;
•align incentive compensation with annual and long-term performance objectives based on challenging but achievable goals;
•employ a balanced compensation structure that encourages prudent growth and does not encourage excessive risk taking; and
•ensure a high degree of alignment of the interests of our executives and our stockholders.
The Company applied this philosophy in establishing our executive compensation program. The Compensation Committee reviews the components of our executive compensation program annually to ensure that they continue to meet the evolving strategy of the Company. At our 2025 Annual Meeting of Stockholders, our stockholders approved (approximately 95% of the votes cast), on an advisory basis, last year’s say-on-pay vote. Our Compensation Committee and Board considered these final vote results and determined that, given the significant level of support and the overall effectiveness of our system, no material changes to our executive compensation philosophy, policies or practices were necessary or desirable. For further details, see "Elements of Compensation" below.
Roles and Responsibilities
In determining compensation for our NEOs, we employ the following process:
•Role of the Compensation Committee: The Compensation Committee of the Board (composed entirely of independent directors) operates under a written charter and is responsible for establishing and approving the terms of the compensation of the Company’s NEOs. The Compensation Committee is responsible for: (a) determining and approving target pay opportunities for each of the NEOs; (b) establishing and annually reviewing corporate goals and objectives related to incentive compensation programs; (c) assessing performance related to such goals and objectives; and (d) administering equity-based awards. Additionally, the Compensation Committee makes recommendations to the Board with respect to the compensation of non-employee directors.
•Role of the CEO: The Compensation Committee may choose to discuss with the CEO the performance goals used in our incentive compensation programs and the Compensation Committee retains the authority to set all such performance goals. Our CEO provides the Compensation Committee with an evaluation of other NEOs' performance, suggests changes to annual target pay opportunities and provides input on the overall company performance, however, the Compensation Committee may or may not agree with the CEO’s evaluations and may or may not take the CEO’s suggestion for compensation of other NEOs. To the extent that any discussions are held regarding Mr. Seton’s own compensation, Mr. Seton is requested to remove himself from being present from any such discussion and does not participate in any resulting decisions.
•Role of the Compensation Consultant: The Compensation Committee has the sole authority to retain any compensation consultant and to approve such consultant’s fees and other retention terms. In accordance with this authority, the Compensation Committee retained FPC as its independent compensation consultant with respect to 2025 NEO compensation. In 2025, the Compensation Committee directed FPC to, among other things: (a) assist in applying our compensation philosophy toward designing a compensation program; (b) analyze the competitiveness and appropriateness of compensation levels for NEOs relative to a peer group of comparable REITs (discussed further below); (c) recommend to the Compensation Committee advisable compensation programs; (d) make specific recommendations related to CEO pay opportunities; and (e) assess the reasonableness of the CEO’s recommendations for other NEOs.
Peer Group
Our peer group is used as a reference point in making compensation decisions, such as determining target pay opportunities and developing cash bonus and long-term incentive award ranges and practices for both individual elements of compensation and total compensation. Although we use peer information as a point of reference, we do not target our compensation levels against a specific percentile relative to our peer group. Each year, the Company (in consultation with FPC) reviews the peer group to ensure each peer continues to be an appropriate comparison. We reviewed our peer group based on the following criteria:
•Comparable Size – REITs within an appropriate size range in terms of total capitalization, which we define as approximately 0.5x to no more than 2.5x relative to our Company.
•Healthcare REITs – Focus on healthcare REITs that primarily invest in similar medical properties.
•Net Lease REITs – Focus on net lease REITs that invest in similar lease structures and seek to achieve similar financial performance as the Company.

The following companies comprised the Company's 2025 peer group:

Peer Group for Establishing 2025 Executive Compensation
American Healthcare REIT, Inc. (AHR)	Global Medical REIT Inc. (GMRE)
Broadstone Net Lease, Inc. (BNL)	InvenTrust Properties Corp. (IVT)
CareTrust REIT, Inc. (CTRE)	LTC Properties, Inc. (LTC)
Community Healthcare Trust Incorporated (CHCT)	LXP Industrial Trust (LXP)
Easterly Government Properties, Inc. (DEA)	NETSTREIT Corp. (NTST)
Essential Properties Realty Trust, Inc. (EPRT)	Sabra Health Care REIT, Inc. (SBRA)
Four Corners Property Trust, Inc. (FCPT)
Elements of Compensation
The three primary components of our NEO compensation program are: base salary; annual cash bonus; and long-term incentive awards, including performance-based equity awards and time-based equity awards. Our compensation programs are designed to be complementary, and to collectively serve our executive compensation objectives and philosophy. The following is a discussion of the primary elements of 2025 compensation for each of our NEOs.
Base Salary
Each NEO is entitled to receive a base salary (“Base Salary”), subject to annual review by the Compensation Committee. The Compensation Committee did not increase the Base Salaries of our NEOs for 2025. The following are the annual 2025 base salaries for the NEOs:

Name	2025 Base Salary
Michael A. Seton	$825,000
Kay C. Neely	$525,000
Christopher K. Flouhouse(1)	$475,000

1.Mr. Flouhouse's employment with the Company ended effective October 15, 2025.
Annual Incentive Program
All cash bonus awards for the NEOs are made pursuant to our annual incentive programs, using a pay-for-performance structure, as follows:
•Award determinations under the annual incentive program are based on quantitative and qualitative factors set by the Compensation Committee each year that are consistent with our annual business plan.
•The payouts under the annual incentive program are based on the achievement of certain threshold, target and maximum levels of corporate and individual performance metrics over the one-year performance period.
Cash bonus opportunities are determined for each NEO at the beginning of each fiscal year by the Compensation Committee based on the review of competitive market data and internal pay considerations. Actual amounts earned by each NEO equals 50% of the target amount if threshold performance goals are satisfied and 175% of the target amounts if maximum performance goals are satisfied. For performance achievement between threshold and target, the actual amounts earned are interpolated between 50% and 100% of the target bonus. For performance achievement between target and maximum, the actual amounts earned are interpolated between 100% and 175% of the target bonus.

Below are the 2025 cash bonus opportunities for each NEO:

Name	Threshold	Target	Maximum
Michael A. Seton	$556,875	$1,113,750	$1,949,063
Kay C. Neely	$262,500	$525,000	$918,750
Christopher K. Flouhouse(1)	$237,500	$475,000	$831,250

1.Mr. Flouhouse's employment with the Company ended effective October 15, 2025.
For 2025, cash bonus awards were calculated under our formulaic annual incentive program with payouts based upon the achievement of performance goals that are aligned with our annual operating budget and strategic goals for the year.
The 2025 cash bonus program included the following measures:

Performance Metric	CEO	Other NEOs
AFFO per Share	45%	45%
Net Debt to EBITDAre	25%	20%
Individual Goals / Corporate or Department Performance	30%	35%
For 2025, the individual performance goals set by the Compensation Committee for Mr. Seton were as follows:
•Same-store NOI growth compared to budget;
•Maintain appropriate dividend and payout ratio consistent with strong balance sheet management;
•Strategic direction and communication with Board and external parties;
•Execution of business strategy in the context of evolving economic environment; and
•Overall leadership including contributions to a collaborative culture.
For 2025, the individual performance goals set by the Compensation Committee for Ms. Neely, based on the recommendation of Mr. Seton, were as follows:
•Timely financial reporting, accuracy and appropriate public disclosure;
•Develop, grow and maintain strong relationships with banks, investors and other third-party service providers;
•Strong balance sheet management;
•Successful oversight of the finance, investor relations and capital markets functions and initiatives; and
•Overall leadership including contributions to a collaborative culture.
In November 2024, the Compensation Committee approved threshold, target and maximum goals for each of the AFFO per Share, Net Debt to EBITDAre, and qualitative performance goals that would be assessed for each individual. In February 2026, the Compensation Committee reviewed performance as compared to these performance goals as follows:

Performance Metric	Threshold	Target	Maximum	Actual Results
AFFO per Share(1)(2)	$2.01	$2.07	$2.13	$2.20
Net Debt to EBITDAre(1)	4.80x	4.40x	4.00x	3.88x
Individual Goals / Corporate or Department Performance(3)	1	3	5	(4)

1.Goals are subject to adjustment based on any unbudgeted dispositions, acquisitions and transaction activity completed during the year. Appropriate adjustments may be made due to changes to corporate strategy throughout the year not contemplated at time of goal setting or other unforeseen events. Any such adjustments are subject to the Compensation Committee’s review and approval.

2.Adjusted to exclude the impact of outperformance related to cash bonus expense.
3.Performance under this category is based on the Compensation Committee’s qualitative assessment of the individual performance goals described above, which were established at the beginning of the year. Performance is scored between 1.0 (lowest) to 5.0 (highest).
4.The Compensation Committee approved an average score for the 2025 individual performance goals of 4.0 for Mr. Seton and 4.0 for Ms. Neely, based on the Compensation Committee’s assessment of their performance based on each of the performance goals described above. A 4.0 represents “Achieved—Exceeded Expectations” based on the measurement scale.

2025 Payouts Under the Annual Incentive Program
The approved annual cash bonus awards calculated under the Annual Incentive Program for 2025 (the "2025 Annual Incentive Program") were as follows:

Name(1)	2025 Cash Bonus Award
Michael A. Seton	$1,823,766
Kay C. Neely	$849,844

1.Mr. Flouhouse's employment with the Company ended effective October 15, 2025, and therefore he did not receive a payout under the 2025 Annual Incentive Program.
Long-Term Incentive Awards
Long-term incentive awards are designed to align NEO compensation with the long-term results of the Company and to align NEO pay with the interests of our stockholders, as follows:
•Award values are granted in a balanced mix of performance-based equity awards and time-based equity awards.
•Performance-based equity awards are intended to encourage our NEOs to focus on sustaining our long-term performance, thus minimizing the risk of our NEOs focusing on short-term gains at the expense of our long-term performance.
•Time-based equity awards are intended to promote retention, encourage long-term performance to maximize our share value and dividends paid to our stockholders, and promote an ownership mentality by our NEOs.
Long-term incentive awards for each NEO are determined at the sole discretion of the Compensation Committee based on a review of competitive market data, internal pay considerations and Company performance. The 2025 grant date value approved by the Compensation Committee for each NEO was granted 50% in the form of performance-based equity awards and 50% in the form of time-based equity awards as follows:

Name	2025 Performance-Based Equity Award Value	2025 Time-Based Equity Award Value
Michael A. Seton	$1,137,500	$1,137,500
Kay C. Neely	$550,000	$550,000
Christopher K. Flouhouse(1)	$412,500	$412,500

1.Mr. Flouhouse's employment with the Company ended effective October 15, 2025.
The 2025 time-based equity awards were granted in restricted stock awards of common stock of the Company that vest ratably over a four-year period, subject to continued employment through the vesting date (“Time-Based RCS”) and will be subject to the terms of the Restricted Share Plan and the award agreement.
The 2025 performance-based equity awards were approved in deferred stock unit awards that may be earned and vest based on achievement of the Company's total shareholder return (“TSR”) relative to the MSCI US REIT Index and a Healthcare REIT Peer Group, as defined by the Compensation Committee, over a three-year performance period, subject to continued employment through the applicable vesting date (“Performance-Based DSUs”). Performance-Based DSUs awarded to our NEOs represent a contingent right to receive shares of common stock at a future settlement date, subject to satisfaction of applicable vesting conditions, attainment of specified performance metrics, and/or other restrictions, as set forth in the Restricted Share Plan and the award agreement. The number of 2025 Performance-Based DSUs that may ultimately become earned and vested will be determined based on the following performance metrics (and weighting of each metric) following the conclusion of the performance period on December 31, 2027, at the following levels:

Performance-Based DSUs	Threshold	Target	Maximum
TSR Relative to the MSCI US REIT Index (50% weighting)	50%	100%	200%
TSR Relative to the Healthcare Peer Group (50% weighting)	50%	100%	200%

No Performance-Based DSUs will vest if the Company’s TSR relative to the MSCI US REIT Index and the Healthcare REIT Peer Group is below the threshold performance goal. The vesting percentage will be calculated using straight-line interpolation if performance falls in between the threshold and target performance goals or between the target and maximum performance goals. The target for relative TSR was established by the Compensation Committee at the time of the award.
2023-2025 Performance-Based DSUs Performance & Payouts
As previously discussed in our 2024 proxy statement, the Performance-Based DSUs granted in 2023 were to be earned and vested, if at all, in an amount between 0% and 150% of the target amount based on average Same Store Cash NOI over a three-year period. In February 2026, the Compensation Committee determined that performance was between target and maximum for the three-year average Same Store Cash NOI performance goals established for the January 1, 2023 – December 31, 2025 performance period. As a result, each NEO received a total payout of approximately 122% of the target amount. Average Same Store Cash NOI growth was as follows:

2023-2025 Performance-Based DSUs	Threshold	Target	Maximum	Actual
3-Year Average Same Store Cash NOI Growth(1)(2)	0.35%	0.70%	1.06%	0.86%

1.Non-GAAP financial measure. For definitions of non-GAAP financial measures, see "Non-GAAP Measures."
2.Goals are subject to adjustment based on unbudgeted disposition activity.
Equity Grant Practices
At the beginning of the first fiscal quarter, or the end of the preceding fiscal quarter, the Compensation Committee typically approves grants of time-based awards and, during the first fiscal quarter, the Compensation Committee certifies achievement of the prior year’s performance criteria for performance-based awards. In special circumstances, including the hiring or promotion of an individual or where the Compensation Committee determines it is in the best interest of the Company, the Compensation Committee may approve grants of equity awards at other times. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of an award and the Compensation Committee has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
During 2025, none of our NEOs were awarded stock options.
Clawback Policy
In 2024, the Board adopted the Sila Realty Trust, Inc. Clawback Policy (the “Clawback Policy”) in compliance with NYSE rules. Our Clawback Policy applies to all incentive-based compensation awarded to current and former executive officers. Accordingly, in the event of a restatement of our financial statements because of material noncompliance with financial reporting requirements under federal securities laws, the Board will, if determined appropriate, recover from current and former executives any erroneously awarded incentive-based compensation paid for any applicable performance periods. Our Clawback Policy was included as an exhibit to our Original Form 10-K.
Retirement Savings Opportunities
All eligible full-time employees, including our NEOs, and all part-time employees working at least 20 hours per week, are able to participate in our 401(k) retirement savings plan, (the "401(k) Plan"). We provide the 401(k) Plan to allow our employees to save a portion of their cash compensation for retirement in a tax-efficient manner. Under the 401(k) Plan, employees are eligible to defer a portion of their base salary, and we currently make a matching contribution of up to 6% of each participant’s annual base salary, determined by the individual’s contribution and as restricted by the statutory limit.

Health and Welfare Benefits
We provide to all full-time employees, including our NEOs, and part-time employees working at least 30 hours per week, a competitive benefits package, which includes medical, vision, dental, short- and long-term disability insurance, and life insurance plans.
Tax Considerations
Although the Compensation Committee intends to consider the impact of Section 162(m) in structuring compensation programs, it expects its primary focus to continue to be on creating programs that address the needs and objectives of the Company regardless of the impact of Section 162(m). As a result, the Compensation Committee may make awards and structure programs that are non-deductible under Section 162(m).
Non-GAAP Financial Measures
This Amendment includes certain financial performance measures not defined by United States generally accepted accounting principles ("GAAP"). In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. We believe that the non-GAAP financial measures we disclose are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. We use the following non-GAAP financial measures: Funds From Operations, ("FFO"), Core Funds From Operations, ("Core FFO"), AFFO, Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA"), EBITDA for Real Estate, ("EBITDAre"), Net Debt, as well as ratios derived from the foregoing. Our definitions of these non-GAAP financial measures may not be the same as similar measures reported by other REITs.
These non-GAAP financial measures should not be considered as alternatives to net income attributable to common stockholders (determined in accordance with GAAP) as indicators of our financial performance, as alternatives to cash flows from operating activities (determined in accordance with GAAP), or as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flows to fund all of our needs.
FFO
FFO is calculated consistent with the National Association of Real Estate Investment Trusts ("Nareit's") definition, as net income (calculated in accordance with GAAP), excluding gains and losses from sales of real estate assets, impairment of real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and depreciation and amortization of real estate assets. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We do not have any investments in unconsolidated partnerships or joint ventures. It should be noted, however, that other REITs may not define FFO in accordance with the current Nareit definition or may interpret the current Nareit definition differently than the Company does, making comparisons less meaningful.
Core FFO
The Company calculates Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact its operating performance on an ongoing basis, items that affect comparability to prior periods and/or items that are not related to its core real estate operations. Excluded items include listing-related expenses, severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases), loss on extinguishment of debt, changes in the current expected credit loss reserve and demolition costs. Other REITs may use different methodologies for calculating Core FFO and, accordingly, the Company’s Core FFO may not be comparable to other REITs.
AFFO
The Company calculates AFFO by further adjusting Core FFO for the following items: deferred rent, current period straight-line rent adjustments, amortization of deferred financing costs, amortization of fees on our real estate related notes receivable, and stock-based compensation. Other REITs may use different methodologies for calculating AFFO and, accordingly, the Company’s AFFO may not be comparable to other REITs.
FFO, Core FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income or in its applicability in evaluating the Company's operational performance. The method used to evaluate the value and performance of real estate under GAAP should be considered a more relevant measure of operating performance and more prominent than the non-GAAP FFO, Core FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Core FFO and AFFO.
Net Debt

The Company defines net debt as principal debt outstanding less cash and cash equivalents.
EBITDA and EBITDAre
EBITDA and EBITDAre are defined as net income or loss, calculated in accordance with GAAP, adjusted for interest expense, income tax expense (benefit), depreciation and amortization. EBITDAre also includes adjustments for impairments of real estate assets, losses from the disposition of properties, and gains from the disposition of properties. EBITDAre is a definition promulgated by Nareit. Further, the EBITDAre used herein is annualized by taking the current month amount, removing lease termination income and items that are not a result of normal operations, and multiplying by twelve months.
NOI
The Company defines net operating income or loss ("NOI"), a non-GAAP financial measure, as rental revenue, less rental expenses, on an accrual basis.
Same Store Properties
In order to evaluate the overall portfolio, management analyzes the NOI of same store properties. The Company defines "same store properties" as properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development, re-development, or classified as held for sale.
Cash NOI
The Company defines Cash NOI as NOI for its properties excluding the impact of GAAP adjustments to rental revenue and rental expenses, consisting of straight-line rent adjustments, net of write-offs, amortization of above- and below-market lease intangibles (including ground leases) and internal property management fees, then including deferred rent received in cash. Cash NOI is used to evaluate the cash-based performance of the Company’s real estate portfolio. Same store Cash NOI is calculated to exclude non-same store Cash NOI. Other real estate companies may use different methodologies for calculating Cash NOI and, accordingly, the Company’s Cash NOI may not be comparable to other real estate companies.
Summary Compensation Table
The table below summarizes the compensation of our NEOs for the fiscal years ended December 31, 2025, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total Compensation ($)(3)
Michael A. Seton Chief Executive Officer	2025	$825,000	$2,573,923	$1,823,766	$379,386	(4)	$5,602,075
	2024	$825,000	$2,275,000	$1,949,063	$461,392		$5,510,455
	2023	$800,000	$2,275,000	$1,728,000	$698,420		$5,501,420
Kay C. Neely Chief Financial Officer	2025	$525,000	$1,244,538	$849,844	$181,071	(5)	$2,800,453
	2024	$525,000	$1,100,000	$918,750	$214,948		$2,758,698
	2023	$470,000	$975,000	$712,344	$296,884		$2,454,228
Christopher K. Flouhouse Chief Investment Officer(6)	2025	$376,042	$933,376	$—	$48,822	(7)	$1,358,240
	2024	$311,269	$1,040,984	$310,178	$23,523		$1,685,954

1.Represents long-term incentive awards. The amounts in this column represent the aggregate grant date fair value in accordance with FASB ASC 718. The assumptions used in determining the grant date fair value are set forth in Note 16 to the Consolidated Financial Statements in our Original Report. The threshold, target and maximum payout amounts for the Performance-Based DSUs granted to our NEOs during 2025 are shown in the "Grants of Plan-Based Awards" table below.
2.Represents the annual cash bonus awards under the Annual Incentive Program paid to the NEOs with respect to the applicable year. See "Annual Incentive Program” for further discussion. The threshold, target and maximum payout amounts for each NEO's Annual Incentive Program payout opportunity for 2025 are shown in the "Grants of Plan-Based Awards" table below.
3.The dollar value in this column for each NEO represents the sum of all compensation reflected in the previous columns.
4.Represents $21,000 in Company 401(k) match, $161,362 in dividends on unvested restricted common stock and $197,024 in accrued dividend equivalents paid on Performance-Based DSUs that have been earned and vested for the performance period ending December 31, 2025, based on the achievement of certain performance criteria established on January 1, 2023.
5.Represents $21,000 in Company 401(k) match, $75,634 in dividends on unvested restricted common stock and $84,437 in accrued dividend equivalents paid on Performance-Based DSUs that have been earned and vested for the performance period ending December 31, 2025, based on the achievement of certain performance criteria established on January 1, 2023.
6.Mr. Flouhouse's employment with the Company ended effective October 15, 2025. In connection with his departure from the Company, Mr. Flouhouse forfeited all outstanding Time-Based RCS and unvested Performance-Based DSUs.
7.Represents $48,822 in dividends on unvested restricted common stock.
Grants of Plan-Based Awards
The table below sets forth information with respect to plan-based awards in 2025 to our NEOs:

Name	Type of Award	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	Grant Date Fair Value of Awards(1) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock (#)
Michael A. Seton	Annual Incentive	January 1, 2025	$556,875	$1,113,750	$1,949,063	—	—	—	—	$—
	Time-Based RCS(2)	January 2, 2025	—	—	—	—	—	—	47,415	$1,137,486
	Performance-Based DSUs(3)	January 2, 2025	—	—	—	23,707	47,415	94,830	—	$1,436,437
Kay C. Neely	Annual Incentive	January 1, 2025	$262,500	$525,000	$918,750	—	—	—	—	$—
	Time-Based RCS(2)	January 2, 2025	—	—	—	—	—	—	22,926	$549,995
	Performance-Based DSUs(3)	January 2, 2025	—	—	—	11,463	22,926	45,852	—	$694,543
Christopher K. Flouhouse	Annual Incentive(4)	January 1, 2025	$237,500	$475,000	$831,250	—	—	—	—	$—
	Time-Based RCS(5)	January 2, 2025	—	—	—	—	—	—	17,194	$412,484
	Performance-Based DSUs(3)(6)	January 2, 2025	—	—	—	8,597	17,194	34,388	—	$520,892

1.The amounts shown in this column represent the grant date fair value for the long-term incentive awards granted to our NEOs during the covered year calculated in accordance with ASC 718. The assumptions used in determining the grant date fair value are set forth in Note 16 to the Consolidated Financial Statements in our Original Form 10-K for the year ended December 31, 2025.
2.Consists of time-based restricted common stock, which, subject to the NEOs continuous employment through the applicable vesting dates, with certain exceptions, will vest ratably over a four-year period ending January 2, 2029. The awards were granted under and subject to the terms of the Restricted Share Plan and an award agreement.
3.Consists of Performance-Based DSUs. See "Performance-Based DSUs" above for a further description of the vesting terms for these awards.
4.Mr. Flouhouse did not receive an annual incentive award due to the end of his employment with the Company effective October 15, 2025.
5.In connection with the end of his employment with the Company effective October 15, 2025, Mr. Flouhouse forfeited his time-based restricted common stock.
6.In connection with the end of his employment with the Company effective October 15, 2025, Mr. Flouhouse forfeited his Performance-Based DSUs.

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information with respect to outstanding equity awards held by our NEOs as of December 31, 2025:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Michael A. Seton	100,851	$2,350,837	57,027	(3)	$1,329,299
			59,268	(4)	$1,381,537
Kay C. Neely	47,271	$1,101,887	27,573	(3)	$642,727
			28,657	(4)	$667,995
Christopher K. Flouhouse(5)	—	$—	—		$—

1.These represent Time-Based RCS, which, subject to the NEO's continuous employment through the applicable vesting dates, with certain exceptions, vest as follows:

Mr. Seton (#)	Ms. Neely (#)	Vesting Dates
7,623	3,144	100% on January 3, 2026
17,299	7,414	50% per year on January 1, 2026 and 2027
28,514	13,787	33 1/3% per year on January 1, 2026, 2027, and 2028
47,415	22,926	25% per year on January 2, 2026, 2027, 2028 and 2029
2.The market value of shares of stock or units that have not yet vested as reported in the table above was determined by multiplying the number of shares of stock or units by $23.31, the closing price of our common stock on December 31, 2025. The actual value realized by the NEO will depend on the market value of shares of stock or units on the date that the awards vest and the actual number of shares of stock or units that vest.
3.In calculating the number of Performance-Based DSUs and their value, we are required by SEC rules to compare the Company's performance through 2025 for each outstanding Performance-Based DSU against the threshold, target and maximum performance levels for the grants and report the applicable potential payout amount. If our performance is between levels, we are required to report the potential payout at the next highest level. For example, if the previous fiscal year’s performance exceeded target, even if it is by a small amount and even if it is highly unlikely that we will pay the maximum amount, we are required by SEC rules to report the awards using the maximum potential payouts. The Performance-Based DSUs reported in this column represent maximum payout under our 2024 Annual Incentive Program based on average three-year same store cash NOI growth during 2024 through 2026, and represents the results through the year ended December 31, 2025. Subject to the NEO's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date of December 31, 2026.
4.In calculating the number of Performance-Based DSUs and their value, we are required by SEC rules to compare the Company's performance through 2025 for each outstanding Performance-Based DSU against the threshold, target and maximum performance levels for the grants and report the applicable potential payout amount. If our performance is between performance levels, we are required to report the potential payout at the next highest level. For example, if the previous fiscal year’s performance exceeded target, even if it is by a small amount and even if it is highly unlikely that we will pay the maximum amount, we are required by SEC rules to report the awards using the maximum potential payouts. The Performance-Based DSUs reported in this column represents (i) maximum payout under our 2025 Annual Incentive Program for awards based on TSR relative to the MSCI US REIT Index during 2025 through 2027 and (ii) threshold payout under our 2025 Annual Incentive Program for awards based on TSR relative to the Healthcare REIT Peer Group during 2025 through 2027, and represents the results through the year ended December 31, 2025. Subject to the NEO's continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based DSUs, if any, will be issued following the performance period end date of December 31, 2027.
5.In connection with his departure from the Company on October 15, 2025, Mr. Flouhouse forfeited all outstanding Time-Based RCS and unvested Performance-Based DSUs.

Option Exercises and Stock Vested
Our NEOs do not have any options outstanding and did not exercise any options in 2025. The following table sets forth information about the vesting of the equity awards held by each of our NEOs during the year ended December 31, 2025:

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael A. Seton	74,487	$1,801,692
Kay C. Neely	32,066	$775,785
Christopher K. Flouhouse	2,260	$54,217

1.If an NEO used share withholding to satisfy the tax obligations with respect to the vesting of equity awards, the number of shares acquired and the value realized were less than the amounts shown.
2.The value realized on vesting is calculated as the closing share price of our common stock on the applicable vesting date multiplied by the number of shares that vested on such date.
Potential Payments Upon Termination or Change in Control
The table below reflects the amount of compensation that each of our NEOs would be entitled to receive under the Employment Agreements with Mr. Seton, Ms. Neely and Mr. Flouhouse, collectively (the “Employment Agreements”), assuming that such termination was effective as of December 31, 2025. The following amounts are only estimates of the amounts that would be paid out to each NEO upon termination of his or her employment. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. In the event of a termination by the Company for Cause, or by the executive without Good Reason (each as defined in the Employment Agreements and discussed below), including in connection with a change in control, such executive would not be entitled to any of the amounts reflected in the table and would only be entitled to the standard termination benefits provided under his or her Employment Agreement. See “—Employment Agreements” for further details. Mr. Flouhouse would not have been entitled to any compensation upon a December 31, 2025 termination because his employment with the Company ended effective October 15, 2025.

	Termination Without Cause, Voluntary Termination for Good Reason or Termination Following Non-Renewal by the Company (No Change in Control)	Termination Without Cause, Voluntary Termination for Good Reason or Termination Following Non-Renewal by the Company (Change in Control)	Death	Disability
Michael A. Seton
Cash Severance Payment	$4,991,250	$6,930,000	$1,113,750	$1,526,250
Medical/Welfare Benefits	$28,124	$28,124	$28,124	$28,124
Equity-Award Acceleration(1)	$3,439,395	$4,612,892	$4,534,650	$3,773,325
Total	$8,458,769	$11,571,016	$5,676,524	$5,327,699
Kay C. Neely
Cash Severance Payment	$2,100,000	$2,625,000	$525,000	$787,500
Medical/Welfare Benefits	$28,124	$28,124	$28,124	$28,124
Equity-Award Acceleration(1)	$1,628,212	$2,195,604	$2,157,790	$1,789,670
Total	$3,756,336	$4,848,728	$2,710,914	$2,605,294

1.Represents (i) all unvested Time-Based RCS as of December 31, 2025, (ii) unvested 2024 Performance-Based DSUs and associated accrued dividends outstanding as of December 31, 2025, that are eligible for acceleration under the terms of the Employment Agreements, and (iii) unvested 2025 Performance-Based DSUs and associated accrued dividends outstanding as of December 31, 2025, that are eligible for acceleration under the terms of the Employment Agreements. In the event of no change in control or disability, the performance period for the 2025 Performance-Based DSUs would remain December 31, 2027 and the number of shares earned would be calculated at the end of the performance period after the application of a partial service factor. As a result, we have included unvested 2025 Performance-Based DSUs and associated accrued dividends assuming actual performance as of December 31, 2025.
Employment Agreements
On July 28, 2020, Mr. Seton and Ms. Neely entered into Employment Agreements setting forth the terms upon which they would serve as Chief Executive Officer and Chief Financial Officer, respectively. The Employment Agreements with Mr. Seton and Ms. Neely were subsequently amended on June 17, 2022. On November 7, 2024, Mr. Flouhouse entered into an Employment Agreement setting forth the terms upon which he would serve as Chief Investment Officer.
Seton Employment Agreement
Pursuant to the terms of Mr. Seton’s Employment Agreement, as amended, Mr. Seton is entitled to, among other things:
•an annual base salary of not less than $800,000;
•an annual cash bonus with a target amount of at least 135% of his annual base salary, based on criteria and goals established by the Board or one of its committees, (the "Seton Target Annual Bonus");
•participate in all employee benefit programs made available to our employees generally from time to time and to receive certain other perquisites; and
•payments and benefits upon termination of employment without “cause” or by Mr. Seton with “good reason”, or non-renewal of the Employment Agreement, and with an execution of a release of claims as follows: (1) a lump sum cash payment equal to a multiple of two (if the termination does not occur within 12 months after a change in control) or three (if the termination occurs within 12 months after a change in control) of the sum of his then-current base salary and the Seton Target Annual Bonus; (2) a pro-rated annual bonus for the year of termination; (3) vesting of all outstanding equity-based awards that are subject solely to time-based vesting conditions and vesting of equity-based awards subject to performance-based vesting conditions in accordance with applicable award agreements; and (4) if Mr. Seton elects continuation of coverage under our group health plan, continuation of subsidized health care coverage on the same terms as in effect at the time of termination for 18 months or, if earlier, until Mr. Seton becomes eligible for health care coverage from another employer or eligibility for continuation of coverage under any group health plan ends.
Mr. Seton’s Employment Agreement provides that for the 24-month period following a termination of employment for any reason, Mr. Seton will not solicit our employees or exclusive consultants or independent contractors and will not solicit our customers or, in the case of a termination of employment where severance is provided pursuant to the terms of the Employment Agreement, compete with us. The Employment Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of Mr. Seton on the one hand and the Company on the other hand to disparage the other.
Neely Employment Agreement
Pursuant to the terms of Ms. Neely’s Employment Agreement, as amended, Ms. Neely is entitled to, among other things:
•an annual base salary of not less than $450,000;
•an annual cash bonus with a target amount of at least 100% of her annual base salary, based on criteria and goals established by the Board or one of its committees, (the "Neely Target Annual Bonus");
•participate in all employee benefit programs made available to our employees generally from time to time and to receive certain other perquisites; and
•payments and benefits upon termination of employment without “cause” or by Ms. Neely with “good reason”, or non-renewal of the Employment Agreement, and with an execution of a release of claims as follows: (1) a lump sum cash payment equal to a multiple of one and one half (if the termination does not occur within 12 months after a change in control) or two (if the termination occurs within 12 months after a change in control) of the sum of her then-current base salary and the Neely Target Annual Bonus; (2) a pro-rated annual bonus for the year of termination; (3) vesting of all outstanding equity-based awards that are subject solely to time-based vesting conditions and vesting of equity-based awards that are subject to performance-based vesting conditions in accordance with applicable award agreements; and (4) if Ms. Neely elects continuation of coverage under our group health plan, continuation of subsidized health care coverage on the same terms as in effect at the time of termination for 18 months or, if earlier, until Ms. Neely becomes eligible for health care coverage from another employer or eligibility for continuation of coverage under any group health plan ends.
Ms. Neely’s Employment Agreement provides that for the 12-month period following a termination of employment for any reason, Ms. Neely will not solicit our employees or exclusive consultants or independent contractors and will not solicit our customers or, in the case of a termination of employment where severance is provided pursuant to the terms of the Employment

Agreement, compete with us. The Employment Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of Ms. Neely on the one hand and the Company on the other hand to disparage the other.
Flouhouse Employment Agreement
Pursuant to the terms of Mr. Flouhouse's Employment Agreement, upon his separation with the Company on October 15, 2025, Mr. Flouhouse forfeited his unvested Time-Based RCS and Performance-Based DSUs.
Mr. Flouhouse’s Employment Agreement provides that for the 18-month period following a termination of employment for any reason, Mr. Flouhouse will not solicit our employees or exclusive consultants or independent contractors and will not solicit our customers or compete with us. The Employment Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of Mr. Flouhouse on the one hand and the Company on the other hand to disparage the other.
CEO Pay Ratio
Pursuant to the rules adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Company is required to disclose the ratio of the annual total compensation for its CEO to the median annual total compensation for its employees other than the CEO. The Company identified the median employee by examining its payroll records for 2025 for all individuals other than the CEO that were employed by the Company at December 31, 2025. Compensation for employees that began employment during the year was annualized based on rate of pay (whether salary or hourly) applied to a full year.
As of December 31, 2025, the Company had 47 employees. These employees are all located within the United States and are comprised of Company officers, accountants, information technology staff, acquisition staff, asset management, property management and employees with various other roles and responsibilities. At December 31, 2025, the Company identified its median employee as one making $140,097 per year. For 2025, the Company's CEO, Mr. Seton, had an annual total compensation of $5,602,075. This amount is comprised of several components, as reflected in the Summary Compensation Table. Additional information concerning Mr. Seton’s total compensation is provided in the “Compensation Discussion and Analysis” section. The ratio of the CEO compensation to median employee pay at December 31, 2025, was 40:1.
Compensation Committee Interlocks and Insider Participation
No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function, or in the absence of any such committee, the Board) of any other entity that has one of its executive officers serving or having served as a member of the Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee (the "Compensation Committee") of the Board of Directors (the "Board") of Sila Realty Trust, Inc., a Maryland corporation (the "Company"), has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference into the Company's Original Form 10-K.
By the Compensation Committee of the Board:

Adrienne Kirby (Chair)
Verett Mims
Roger Pratt

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities
On March 6, 2020, the Board approved the Restricted Share Plan, pursuant to which we have the authority and power to grant awards of restricted shares of our common stock to our directors, officers and employees, employees of entities that provide services to us, directors of entities that provide services to us, certain of our consultants and certain consultants to entities that provide services to us. The Board authorized a total of 1,250,000 shares of common stock for issuance under the Restricted Share Plan on a fully diluted basis at any time. On April 2, 2025, the Board adopted the Restricted Share Plan. The

Company's stockholders approved the Restricted Share Plan on May 21, 2025, which, among other things, increased the number of shares authorized for issuance by 1,000,000 shares to 2,250,000 shares.
The following table provides information regarding the Restricted Share Plan as of December 31, 2025:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	1,441,950
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,441,950
Security Ownership of Directors, Management and Certain Beneficial Owners
The following table sets forth information as of April 20, 2026, regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of any class of our common stock, each of our directors, each NEO, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 55,241,098 shares of common stock outstanding (including restricted common stock), as of April 20, 2026. As of the date of this Amendment, there were no other executive officers, directors, or beneficial owners holding any shares of our common stock.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of All Common Stock
BlackRock, Inc.(2)	5,582,302	10.1%
Michael A. Seton(3)	290,310	*
Jonathan Kuchin(4)	30,376	*
Adrienne Kirby(5)	17,053	*
Roger Pratt(6)	22,442	*
Jamie Behar(7)	14,795	*
Verett Mims(8)	14,795	*
Kay C. Neely(9)	131,297	*
Christopher K. Flouhouse(10)	—	—
All officers and directors as a group (7 persons)	521,068	0.9%

*    Represents less than 1% of the outstanding common stock.
1.Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following the record date. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
2.Based solely on information contained in a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) on October 2, 2025. BlackRock reported that, as of September 30, 2025, it had sole voting power over 5,383,794 and sole dispositive power over 5,582,302 shares of our common stock. The address for BlackRock is 50 Hudson Yards New York, NY 10001.
3.Includes 111,627 Time-Based RCS of common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
4.Includes 4,260 restricted shares of our common stock issued to the beneficial owner in connection with his re-elections to the Board and restricted shares of our common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
5.Includes 4,260 restricted shares of our common stock issued to the beneficial owner in connection with her re-election to the Board and restricted shares of our common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.

6.Includes 4,260 restricted shares of our common stock issued to the beneficial owner in connection with his re-elections to the Board and restricted shares of our common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
7.Includes 4,260 restricted shares of our common stock issued to the beneficial owner in connection with her re-election to the Board and restricted shares of our common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
8.Includes 4,260 restricted shares of our common stock issued to the beneficial owner in connection with her re-election to the Board and restricted shares of our common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
9.Includes 53,499 Time-Based RCS of common stock granted under the Restricted Share Plan that had not vested as of April 20, 2026.
10.Mr. Flouhouse's employment with the Company ended on October 15, 2025. The information presented is based on the Company's latest records as of February 13, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
The Company did not have any transactions with related parties during 2025.
Review, Approval or Ratification of Transactions with Related Persons
The Board has adopted a written policy governing the approval of related party transactions. “Related Party Transactions” are transactions in which Sila is a participant, the amount involved exceeds $120,000 and a “Related Party” had, has or will have a direct or indirect material interest. “Related Parties” are Sila’s directors (including any nominees for election as directors), its executive officers, any stockholder who beneficially owns more than 5% of Sila’s outstanding common stock, and any immediate family member of any of the foregoing persons. Under the Related Party Transactions Policies and Procedures, the "Disinterested Members" of the Audit Committee (i.e., those members of the Audit Committee who have no, and whose immediate family members have no, direct or indirect material interest in the potential related party transaction at issue) review potential related party transactions for approval or ratification. If, however, the Chief Executive Officer determines that it is impractical or undesirable to wait until the next Audit Committee meeting, the Chairperson of the Audit Committee shall have the authority to act on behalf of the Audit Committee in approving or ratifying a Related Party Transaction (unless the Chairperson of the Audit Committee is a Related Party in the Related Party Transaction). In determining whether to approve a Related Party Transaction, the Audit Committee (or, as applicable, the Chairperson of the Audit Committee) will consider, among other things, whether there are demonstrable business reasons for entering into the transaction, whether the transaction is in (or not inconsistent with) the best interests of Sila and its stockholders, the potential effect of entering into the transaction on a director’s independence, and whether the transaction would present a conflict of interest for any director, officer or employee of Sila.
Director Independence
A majority of the members of the Board qualify as “independent directors” as affirmatively determined by the Board. Our independent directors meet the current independence and qualifications requirements of the NYSE. All members of each committee of the Board are independent directors. The Board consults with our legal counsel as to whether the determinations of the Board are consistent with our governance documents, and applicable securities and other laws and regulations regarding the definition of “independent director.”
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board has determined that Messrs. Kuchin and Pratt and Mss. Kirby, Behar and Mims who comprise a majority of our Board, qualify as independent directors.
Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm
KPMG is the independent registered public accounting firm selected by our Audit Committee for the fiscal year ended December 31, 2025. KPMG has served as our independent registered public accounting firm since 2014.

The Audit Committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services. The aggregate fees billed to us for professional accounting services by KPMG for the years ended December 31, 2025 and December 31, 2024, are respectively set forth in the table below.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees(1)	$1,164,053	$1,435,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,164,053	$1,435,000

1.Audit fees for the year ended December 31, 2024 include KPMG's initial audit of the Company's internal control over financial reporting due to (among other things) the Company's status as a large accelerated filer as of June 30, 2024.
For purpose of the preceding table, the fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and internal control over financial reporting, the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions and attestation services that are not required by statute.
•Tax fees - These are fees for all professional services performed by professional staff, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
•All other fees - These are fees for other permissible work performed that do not meet the above-described categories. No fees the Company incurred in 2025 or 2024 were for services other than audit, audited-related and tax.
Pre-Approval Policies
The Audit Committee's charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the Audit Committee.
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
Requests to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. All amounts require specific pre-approval by the Audit Committee prior to the engagement of KPMG. All amounts specifically pre-approved by the chair of the Audit Committee in accordance with this policy, are to be disclosed to the full Audit Committee at the next regularly scheduled meeting. All services rendered by KPMG for the years ended December 31, 2025 and December 31, 2024 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
(a)(3) Exhibits:
The exhibits listed in the exhibit index of the Original Form 10-K and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

EXHIBIT INDEX

Exhibit No:

31.3*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: April 27, 2026	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2026	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)