Form 10-Q
period 2026-03-31
Sila Realty Trust, Inc.
filed 2026-05-08
CIK 1567925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2026, there were 55,241,098 shares of common stock of Sila Realty Trust, Inc. outstanding.

SILA REALTY TRUST, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Real estate:
Land	$170,865	$171,848
Buildings and improvements, less accumulated depreciation of $335,713 and $331,437, respectively	1,623,478	1,616,905
Total real estate, net	1,794,343	1,788,753
Cash and cash equivalents	30,778	32,288
Real estate related notes receivable, net of current expected credit loss reserve of $205 and $180, respectively	17,116	17,106
Intangible assets, less accumulated amortization of $112,584 and $112,292, respectively	114,709	116,693
Goodwill	17,432	17,635
Right-of-use assets - operating leases	34,613	35,008
Right-of-use assets - finance lease	1,901	1,901
Other assets	85,983	85,119
Total assets	$2,096,875	$2,094,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Credit facility, net of deferred financing costs of $1,562 and $1,878, respectively	$688,438	$674,122
Accounts payable and other liabilities	37,844	42,183
Intangible liabilities, less accumulated amortization of $9,254 and $8,939, respectively	5,495	5,810
Operating lease liabilities	40,450	41,013
Finance lease liabilities	69	77
Total liabilities	772,296	763,205
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 510,000,000 shares authorized; 62,066,544 and 61,939,043 shares issued, respectively; 54,954,347 and 54,876,558 shares outstanding, respectively	550	549
Additional paid-in capital	1,994,960	1,994,960
Distributions in excess of accumulated earnings	(672,956)	(663,197)
Accumulated other comprehensive income (loss)	2,025	(1,014)
Total stockholders’ equity	1,324,579	1,331,298
Total liabilities and stockholders’ equity	$2,096,875	$2,094,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental revenue	$52,060	$48,256
Real estate related notes receivable interest income	605	—
Total revenues	52,665	48,256
Expenses:
Rental expenses	6,038	6,326
General and administrative expenses	4,978	5,698
Depreciation and amortization	19,908	17,762
Impairment losses	—	3,531
Demolition costs	986	—
Total operating expenses	31,910	33,317
Other income (expense):
Gain on dispositions of real estate	2,473	—
Interest and other income	163	455
Interest expense	(9,044)	(7,325)
Increase in current expected credit loss reserve	(25)	(171)
Merger-related costs	(1,902)	—
Total other expense	(8,335)	(7,041)
Net income attributable to common stockholders	$12,420	$7,898
Other comprehensive income (loss) - unrealized gain (loss) on interest rate swaps, net	3,039	(7,138)
Comprehensive income attributable to common stockholders	$15,459	$760
Weighted average number of common shares outstanding:
Basic	54,933,931	55,130,665
Diluted	55,423,778	55,620,892
Net income per common share attributable to common stockholders:
Basic	$0.23	$0.14
Diluted	$0.22	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2025	54,876,558	$549	$1,994,960	$(663,197)	$(1,014)	$1,331,298
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	127,503	—	—	—	—	—
Stock-based compensation	—	1	1,196	—	—	1,197
Repurchases of common stock	(49,714)	—	(1,196)	—	—	(1,196)
Distributions to common stockholders	—	—	—	(22,179)	—	(22,179)
Other comprehensive income	—	—	—	—	3,039	3,039
Net income	—	—	—	12,420	—	12,420
Balance, March 31, 2026	54,954,347	$550	$1,994,960	$(672,956)	$2,025	$1,324,579

	Common Stock
	No. of Shares	Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2024	55,075,006	$551	$1,998,777	$(607,499)	$11,356	$1,403,185
Vesting of restricted common stock and issuance of performance-based deferred stock unit awards	118,096	—	—	—	—	—
Stock-based compensation	—	1	1,260	—	—	1,261
Repurchases of common stock	(47,229)	(1)	(1,144)	—	—	(1,145)
Distributions to common stockholders	—	—	—	(22,297)	—	(22,297)
Other comprehensive loss	—	—	—	—	(7,138)	(7,138)
Net income	—	—	—	7,898	—	7,898
Balance, March 31, 2025	55,145,873	$551	$1,998,893	$(621,898)	$4,218	$1,381,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income attributable to common stockholders	$12,420	$7,898
Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	19,908	17,762
Amortization of deferred financing costs	725	652
Amortization of above- and below-market leases, net	(137)	(129)
Amortization of fees on real estate related notes receivable	(35)	—
Other amortization expenses	181	184
Increase in current expected credit loss reserve	25	171
Gain on dispositions of real estate	(2,473)	—
Loss on extinguishment of debt	—	233
Impairment losses	—	3,531
Straight-line rent adjustments, net of write-offs	(3,009)	(2,388)
Stock-based compensation	1,197	1,261
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(812)	(3,604)
Other assets	1,484	(1,442)
Net cash provided by operating activities	29,474	24,129
Cash flows from investing activities:
Investments in real estate	(43,300)	(35,315)
Net proceeds from real estate dispositions	24,813	—
Capital expenditures and other costs	(3,422)	(577)
Net payments of deposits for investments in real estate	500	(150)
Net cash used in investing activities	(21,409)	(36,042)
Cash flows from financing activities:
Proceeds from credit facility	51,000	32,000
Payments on credit facility	(37,000)	—
Payments of deferred financing costs	—	(5,839)
Repurchases of common stock	(1,196)	(1,145)
Distributions to common stockholders	(22,379)	(22,489)
Net cash (used in) provided by financing activities	(9,575)	2,527
Net change in cash and cash equivalents	(1,510)	(9,386)
Cash and cash equivalents - Beginning of period	32,288	39,844
Cash and cash equivalents - End of period	$30,778	$30,458
Supplemental cash flow disclosure:
Interest paid	$8,431	$6,477
Supplemental disclosure of non-cash transactions:
Change in accrued distributions related to performance-based deferred stock unit awards	$(200)	$(192)
Change in accrued capital expenditures and other costs	$(1,012)	$(527)
Change in accrued acquisition costs related to investments in real estate	$—	$5
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$74
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILA REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026
Note 1—Organization and Business Operations
Sila Realty Trust, Inc., or the Company, is a Maryland corporation, headquartered in Tampa, Florida, that has elected, and conducts its operations so as to qualify to be taxed as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company is primarily focused on investing in high quality net lease healthcare facilities across the continuum of care, which the Company believes typically generate predictable, durable and growing income streams. The Company may also make other real estate related investments, which may include equity or debt interests in other real estate entities.
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
On April 19, 2026, the Company entered into a definitive merger agreement, or the Merger Agreement, pursuant to which certain affiliates of Blue Owl Real Estate Capital LLC, Sunshine Ultimate Parent LLC, a Delaware limited liability company, or the Parent, and Sunshine Holding REIT LLC, a Delaware limited liability company and wholly owned subsidiary of the Parent, or the Merger Sub, will acquire all outstanding shares of common stock of Sila Realty Trust, Inc. for $30.38 per share, or the Merger Consideration, in an all-cash transaction valued at approximately $2.4 billion. The Merger Agreement provides that the Company will merge with and into Merger Sub (such merger transaction, the "Merger"), with Merger Sub being the surviving entity, or the Surviving Entity, in the Merger.
At the effective time of the Merger, or the Merger Effective Time, each share of Common Stock, par value $0.01 per share, of the Company that is issued and outstanding immediately prior to the Merger Effective Time will automatically vest and be cancelled and terminated and converted into the right to receive the Merger Consideration. The transaction, which has been unanimously approved by the Company's Board of Directors, or the Board, is expected to close in the second or third quarter of 2026, subject to approval by the Company's stockholders and other customary closing conditions. During the pendency of the transaction, the Company is permitted under the Merger Agreement to pay up to two regular quarterly dividends.
Subject to and upon completion of the transaction, the Company will become a private company, and shares of the Common Stock will be de-registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will no longer trade on the NYSE. In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of approximately $55.7 million, pursuant to the terms of the Merger Agreement.
Note 2—Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2026. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, or ASU 2024-03, to improve disclosures about an entity's expenses and to provide detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires disclosures about specific expense categories including purchases of inventory, employee compensation, depreciation, amortization and selling expenses. Additionally, ASU 2024-03 requires a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods for fiscal years beginning after December 15, 2027, and should be applied either prospectively for reporting periods after the effective date of ASU 2024-03 or retrospectively to all periods presented. Early adoption is permitted. The Company expects the adoption of this standard to expand its annual and interim expense disclosures, but otherwise to have no impact on the condensed consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements, or ASU 2025-09. The objective of ASU 2025-09 is to clarify and improve the hedge accounting guidance in Topic 815 and to address implementation issues identified following the issuance of ASU 2017-12. The amendments in ASU 2025-09 address five discrete issues and are intended to better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges. The amendments in ASU 2025-09 apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. While the Company continues to assess all potential impacts of the standard, the Company currently expects that the adoption will not have a material impact on the condensed consolidated financial statements.
Note 3—Real Estate
Acquisitions
During the three months ended March 31, 2026, the Company purchased one real estate property, which was determined to be an asset acquisition. The Company allocated the purchase price to tangible assets, consisting of land, building and improvements, and tenant improvements; and an intangible asset, consisting of an in-place lease, based on the relative fair value method of allocating all accumulated costs. The Company engaged a third-party real estate services firm to assist in performing the purchase price allocation.
The following tables summarize the cash consideration transferred, including acquisition costs, and the purchase price allocation for the acquisition during the three months ended March 31, 2026 (amounts in thousands):

Property Description	Date Acquired	Ownership Percentage	Cash Consideration Transferred
Oklahoma City Healthcare Facility X	01/15/2026	100%	$43,300
Total			$43,300

Total
Land	$1,759
Building and improvements	34,569
Tenant improvements	4,090
In-place lease(1)	2,882
Total assets acquired	$43,300

(1)The in-place lease has an amortization period of 20.0 years as of the acquisition date.

The Company capitalized acquisition costs of $172,000, which are included in the allocation of the real estate acquisition presented above.
Dispositions
On January 29, 2026, the Company sold the Saginaw Healthcare Facility for a sales price of $14,500,000, generating net proceeds of $14,343,000, after transaction costs. The Company recognized a gain on sale of $1,018,000.
On March 4, 2026, the Company sold the Henderson Healthcare Facility and the Las Vegas Healthcare Facility II for an aggregate sales price of $9,000,000, generating net proceeds of $8,932,000, after transaction costs. The Company recognized a gain on sale of $1,020,000.
On March 30, 2026, the Company sold the Alexandria Healthcare Facility for a sales price of $1,550,000, generating net proceeds of $1,538,000, after transaction costs. The Company recognized a gain on sale of $435,000.
Gain on dispositions of real estate is presented in the accompanying condensed consolidated statements of comprehensive income.
Goodwill
The following table summarizes the rollforward of goodwill for the three months ended March 31, 2026 and the year ended December 31, 2025 (amounts in thousands):

	March 31, 2026			December 31, 2025
	Goodwill	Accumulated Impairment Losses	Total	Goodwill	Accumulated Impairment Losses	Total
Balance at beginning of year	$20,065	$(2,430)	$17,635	$20,065	$(2,365)	$17,700
Goodwill associated with disposed reporting units	(391)	188	(203)	—	—	—
Impairment charges	—	—	—	—	(65)	(65)
Balance at end of year	$19,674	$(2,242)	$17,432	$20,065	$(2,430)	$17,635
Investment Risk Concentrations
As of March 31, 2026, the Company did not have exposure to geographic concentration within a metropolitan statistical area that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2026.
As of March 31, 2026, the Company had one exposure to tenant concentration that accounted for at least 10.0% of rental revenue for the three months ended March 31, 2026. The leases with tenants at properties under the common control of PAM Health and its affiliates accounted for 16.3% of rental revenue for the three months ended March 31, 2026.
Impairment
During the three months ended March 31, 2026, the Company did not record any impairment losses. During the three months ended March 31, 2025, the Company recorded impairment losses on real estate of $3,531,000. Refer below for further details on the impairment losses recorded.
Steward
On May 6, 2024, Steward Health Care System LLC, or Steward, the sponsor and owner of the former tenant at the Stoughton Healthcare Facility, announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. On September 19, 2024, the U.S. Bankruptcy Court for the Southern District of Texas approved Steward’s request to reject the Company’s lease.
On August 4, 2025, the Company committed to a plan to demolish the Stoughton Healthcare Facility. The Company recorded $986,000 in demolition costs related to the Stoughton Healthcare Facility during the three months ended March 31, 2026, which is recorded in demolition costs in the accompanying condensed consolidated statements of comprehensive income. The demolition of the Stoughton Healthcare Facility was completed on April 10, 2026.
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
For the three months ended March 31, 2026, the Company’s real estate related notes receivable activity was as follows (amounts in thousands):

	Principal Balance	Fees	Carrying Value
Real estate related notes receivable, as of December 31, 2025	$17,543	$(257)	$17,286
Amortization of fees	—	35	35
Real estate related notes receivable, as of March 31, 2026	$17,543	$(222)	$17,321
CECL reserve			(205)
Real estate related notes receivable, net, as of March 31, 2026			$17,116
During the three months ended March 31, 2026, the Company recognized interest income related to the real estate related notes receivable of $605,000, including $35,000 related to the amortization of fees which is included in real estate related notes receivable interest income in the accompanying condensed consolidated statements of comprehensive income. The Company did not recognize any interest income related to the real estate related notes receivable during the three months ended March 31, 2025.
Current Expected Credit Loss Reserve
The Company determines the current expected credit loss, or CECL, reserve quarterly by using a probability of default/loss given default method. The Company considers historical loss data, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan when developing the CECL reserve. Additionally, the Company considers credit quality when developing the CECL reserve, including the borrower credit rating and the underlying collateral and progress of developments, if applicable, among other considerations. The Company considers the Mezzanine Loans as a pool when developing the CECL reserve.
Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company has made an accounting policy election not to measure the CECL reserve for accrued interest receivables, as these will be written off, if deemed uncollectible, in a timely manner. The Company generally suspends the income accrual for loans at the earlier of the date at which payments become 90 days past due or when, in the Company's opinion, recovery of income and principal becomes doubtful.
The Company's CECL reserve balance was $205,000 and $180,000 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded an increase to the CECL reserve of $25,000 and $171,000, respectively.

Note 5—Intangible Assets, Net
Intangible assets, net, consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2026	December 31, 2025
In-place leases, net of accumulated amortization of $108,027 and $107,913, respectively (with a weighted average remaining life of 7.2 years and 7.2 years, respectively)	$110,362	$112,168
Above-market leases, net of accumulated amortization of $4,557 and $4,379, respectively (with a weighted average remaining life of 6.4 years and 6.6 years, respectively)	4,347	4,525
	$114,709	$116,693
The aggregate weighted average remaining life of the intangible assets was 7.2 years and 7.1 years as of March 31, 2026 and December 31, 2025, respectively.
Amortization of in-place leases was $4,429,000 and $4,784,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization of above-market leases was $178,000 and $186,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization of in-place leases is included in depreciation and amortization, and amortization of above-market leases is recorded as a reduction to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 6—Intangible Liabilities, Net
Intangible liabilities, net, consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands, except weighted average remaining life amounts):

	March 31, 2026	December 31, 2025
Below-market leases, net of accumulated amortization of $9,254 and $8,939, respectively (with a weighted average remaining life of 4.9 years and 5.1 years, respectively)	$5,495	$5,810
Amortization of below-market leases was $315,000 for both the three months ended March 31, 2026 and 2025. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of comprehensive income.
Note 7—Leases
Lessor
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
During the three months ended March 31, 2026, the Company received $1,812,000 from the tenant at the El Segundo Healthcare Facility related to development costs that were determined to be lessor-owned assets. This amount is recognized on a straight-line basis over the tenant's lease term within rental revenues in the accompanying condensed consolidated statements of comprehensive income.
The following table summarizes the Company’s rental revenue from operating leases for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Rental income	$47,995	$44,097
Variable lease income	4,065	4,159
Total rental revenue	$52,060	$48,256

Future rent to be received from the Company’s investments in real estate assets under the terms of non-cancellable operating leases in effect as of March 31, 2026, for the period ending December 31, 2026 and for each of the next four years ending December 31, and thereafter, are as follows (amounts in thousands):

March 31, 2026(1)
Period ending December 31, 2026	$134,376
2027	179,892
2028	178,617
2029	174,675
2030	166,162
Thereafter	1,240,505
Total	$2,074,227

(1)The table includes payments from a tenant who is on the cash basis of accounting for revenue recognition purposes that has continued to make rental payments as of March 31, 2026.
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
The future rent payments under non-cancellable leases in effect as of March 31, 2026, for the period ending December 31, 2026, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

	Operating	Finance
Period ending December 31, 2026	$2,080	$—
2027	2,823	9
2028	2,839	9
2029	2,574	9
2030	2,100	9
Thereafter	100,615	58
Total undiscounted rental payments	113,031	94
Less imputed interest	(72,581)	(25)
Total lease liabilities	$40,450	$69

The weighted average IBR and weighted average remaining lease term as of March 31, 2026 and December 31, 2025 for the Company’s operating leases are as follows:

	March 31, 2026	December 31, 2025
Weighted average IBR	5.5%	5.5%
Weighted average remaining lease term	34.1 years	34.2 years
The IBR and remaining lease term as of March 31, 2026 and December 31, 2025 for the Company's finance lease is as follows:

	March 31, 2026	December 31, 2025
IBR	5.8%	5.8%
Remaining lease term	10.3 years	10.5 years
The following table provides details of the Company's total lease costs for the three months ended March 31, 2026 and 2025 (amounts in thousands):

		Three Months Ended March 31,
	Location in Condensed Consolidated Statements of Comprehensive Income	2026	2025
Operating lease costs:
Ground lease costs(1)	Rental expenses	$688	$689
Corporate operating lease costs	General and administrative expenses	180	183
Finance lease costs:
Interest on lease liability	Interest expense	1	—
Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases(1)(2)		219	244
Right-of-use assets obtained in exchange for new finance lease liabilities		$—	$74

(1)The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying condensed consolidated statements of comprehensive income.
(2)Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.
Note 8—Other Assets
Other assets consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Deferred financing costs, related to the revolver portion of the credit facility, net of accumulated amortization of $1,827 and $1,418, respectively	$4,722	$5,131
Leasing commissions, net of accumulated amortization of $684 and $582, respectively	2,833	2,488
Tenant receivables	1,825	2,224
Straight-line rent receivable	69,610	67,120
Real estate deposits	—	500
Prepaid and other assets	3,120	4,741
Derivative assets - interest rate swaps	3,873	2,915
	$85,983	$85,119

Note 9—Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$9,787	$9,465
Accrued interest expense	2,674	2,753
Accrued property taxes	3,548	3,605
Accrued personnel costs	902	4,345
Performance DSUs distributions payable	375	575
Tenant deposits	1,471	1,629
Deferred rental income	17,239	15,882
Derivative liabilities - interest rate swaps	1,848	3,929
	$37,844	$42,183
Note 10—Credit Facility
The Company's debt consists of a senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, a senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, and a senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, or collectively, the Unsecured Credit Facility. The Unsecured Credit Facility consisted of the following amounts outstanding as of March 31, 2026 and December 31, 2025 (amounts in thousands, except interest rates):

	Interest Rate	March 31, 2026	December 31, 2025
Variable 2029 Revolving Credit Agreement(1)	4.88%	$165,000	$151,000
Variable 2027 Term Loan Agreement fixed through interest rate swaps(2)	5.11%	250,000	250,000
Variable 2028 Term Loan Agreement fixed through interest rate swaps(3)	4.18%	275,000	275,000
Total Unsecured Credit Facility, principal amount outstanding	4.68%	690,000	676,000
Unamortized deferred financing costs related to Unsecured Credit Facility term loans		(1,562)	(1,878)
Total Unsecured Credit Facility, net of deferred financing costs		$688,438	$674,122

(1)Interest rate represents the daily Secured Overnight Financing Rate, or SOFR, of 3.63% in effect on the Company’s revolving line of credit plus the applicable margin of 1.25% as of March 31, 2026.
(2)Fixed through four interest rate swaps that mature on March 20, 2029.
(3)Fixed through six interest rate swaps that mature on January 31, 2028.

The principal payments due on the Unsecured Credit Facility as of March 31, 2026, for the period ending December 31, 2026, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Amount
Period ending December 31, 2026	—
2027(1)	250,000
2028	275,000
2029	165,000
2030	—
Thereafter	—
$690,000

(1)The 2027 Term Loan Agreement, at the Company's election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee.
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
The Company’s chief operating decision maker, or CODM, is the Chief Executive Officer, who assesses the performance of the operating segment using net income, which is reported on the condensed consolidated statements of comprehensive income as net income attributable to common stockholders. The CODM assesses net income at least quarterly to review budget-to-actual variances, review quarter-over-quarter actual variances, evaluate the operating performance of the healthcare properties, and allocate resources within the segment. Segment expenses provided to the CODM for budget-to-actual variance review and quarter-over-quarter actual variance review include rental expenses, general and administrative expenses, depreciation and amortization, impairment losses, demolition costs, merger-related costs and interest expense.
There were no intersegment sales or transfers during the three months ended March 31, 2026 and 2025. Segment assets are reported on the condensed consolidated balance sheets as total assets while capital expenditures for the reportable segment are reported on the condensed consolidated statements of cash flows as capital expenditures and other costs.
Note 12—Fair Value
Cash and cash equivalents, tenant receivables, prepaid and other assets, accounts payable and other liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Real estate related notes receivable—The carrying value of the real estate related notes receivable was $17,116,000 and $17,106,000, which approximated fair value as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Company’s real estate related notes receivable is estimated using significant unobservable inputs not based on observable market activity, but rather through particular valuation techniques (Level 3). The fair value was measured using a discounted cash flow methodology, taking into consideration various factors including discount rates, credit worthiness of borrowers, availability and cost of financing and other factors.
Credit facility—The outstanding principal of the credit facility was $690,000,000 and $676,000,000 as of March 31, 2026 and December 31, 2025, respectively, which approximated its fair value due to the variable nature of the terms.
The fair value of the Company’s credit facility is estimated based on the interest rates currently offered to the Company by its financial institutions.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820, Fair Value Measurements and Disclosures. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company determined that the inputs used to value its interest rate swaps, with the exception of the credit valuation adjustment, fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2026, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or be liable for on disposition of the financial assets and liabilities.
The following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$3,873	$—	$3,873
Total assets at fair value	$—	$3,873	$—	$3,873
Liabilities:
Derivative liabilities - interest rate swaps	$—	$1,848	$—	$1,848
Total liabilities at fair value	$—	$1,848	$—	$1,848

	December 31, 2025
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets - interest rate swaps	$—	$2,915	$—	$2,915
Total assets at fair value	$—	$2,915	$—	$2,915
Liabilities:
Derivative liabilities - interest rate swaps	$—	$3,929	$—	$3,929
Total liabilities at fair value	$—	$3,929	$—	$3,929
Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
Real Estate Assets—As of March 31, 2026, there were no real estate assets measured at fair value on a non-recurring basis.
As of December 31, 2025, one real estate asset was measured at fair value, on a non-recurring basis, of $1,550,000 and resulted in the recognition of an impairment loss of $3,159,000 for the three months ended December 31, 2025. The fair value was measured based on inputs that are derived principally from observable market data related to the marketing for sale of the asset, which resides within Level 2 of the fair value hierarchy.
Note 13—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.

For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest is incurred on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,948,000 will be reclassified from accumulated other comprehensive income (loss) as a reduction to interest expense. As of March 31, 2026, the Company had 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Weighted Average Fixed Interest Rate	Effective Dates	Maturity Dates	March 31, 2026			December 31, 2025
				Outstanding Notional Amount(2)	Fair Value of		Outstanding Notional Amount	Fair Value of
					Assets	(Liabilities)		Assets	(Liabilities)

Interest rate swaps(1)	2.83%	05/02/2022 to 05/01/2023	01/31/2028	$275,000	$3,873	$(197)	$275,000	$2,915	$(472)
Interest rate swaps(1)	3.76%	12/31/2024	03/20/2029	250,000	—	(1,651)	250,000	—	(3,457)
				$525,000	$3,873	$(1,848)	$525,000	$2,915	$(3,929)

(1)     Derivative assets and liabilities are reported in the condensed consolidated balance sheets as other assets and accounts payable and other liabilities, respectively.
(2)    The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
The table below summarizes the amount of income and (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2026 and 2025 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Income Reclassified From Accumulated Other Comprehensive Income (Loss) to Net Income	Amount of Income Reclassified From Accumulated Other Comprehensive Income to Net Income	Total Amount of Line Item in Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2026
Interest rate swaps	$3,568	Interest expense	$529	$(9,044)
Three Months Ended March 31, 2025
Interest rate swaps	$(5,745)	Interest expense	$1,393	$(7,325)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2026, the fair value of derivatives related to counterparties that were in a net liability position was $1,287,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of December 31, 2025, the fair value of derivatives related to counterparties that were in a net liability position was $3,499,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement. As of both March 31, 2026 and December 31, 2025, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following tables present the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2026 and December 31, 2025 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2026	$3,873	$—	$3,873	$(616)	$—	$3,257
December 31, 2025	$2,915	$—	$2,915	$(447)	$—	$2,468

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2026	$1,848	$—	$1,848	$(616)	$—	$1,232
December 31, 2025	$3,929	$—	$3,929	$(447)	$—	$3,482
Note 14—Stockholders' Equity
Distributions Paid and Distributions Payable
The Company paid and declared distributions per share of Common Stock in the amount of $0.40 for both the three months ended March 31, 2026 and 2025.
On May 6, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on June 4, 2026, to the Company’s stockholders of record as of the close of business on May 20, 2026.
At-the-Market Program
On August 12, 2025, the Company entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2026, no shares were issued under the ATM Program and as of March 31, 2026, the Company had $250,000,000 in gross sales of available capacity under the ATM Program.
Share Repurchases
Share Repurchase Programs
On August 4, 2025, the Board authorized a share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. Repurchases of Common Stock under the 2025 SRP may be made from time to time in the open market, in privately negotiated purchases, in accelerated share repurchase programs or by any other lawful means. The number of shares of Common Stock purchased and the timing of any purchases will depend on a number of factors, including the price and availability of Common Stock and general market conditions. The 2025 SRP replaced the Company’s prior share repurchase program. The Company did not repurchase any shares under the 2025 SRP during the three months ended March 31, 2026. The Company did not repurchase any shares under the prior share repurchase program during the three months ended March 31, 2025.
Other Repurchases of Common Stock
During the three months ended March 31, 2026, the Company repurchased 49,714 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,196,000 (an average of $24.08 per share). During the three months ended March 31, 2025, the Company repurchased 47,229 shares of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards, for an aggregate purchase price of $1,145,000 (an average of $24.24 per share).

Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025 (amounts in thousands):

Unrealized Gain on Derivative Instruments
Balance as of December 31, 2025	$(1,014)
Other comprehensive income before reclassification	3,568
Amount of income reclassified from accumulated other comprehensive income to net income	(529)
Other comprehensive income	3,039
Balance as of March 31, 2026	$2,025

Unrealized Loss on Derivative Instruments
Balance as of December 31, 2024	$11,356
Other comprehensive loss before reclassification	(5,745)
Amount of income reclassified from accumulated other comprehensive income to net income	(1,393)
Other comprehensive loss	(7,138)
Balance as of March 31, 2025	$4,218
Note 15—Earnings Per Share
The Company calculates basic and diluted earnings per share using the two-class method. Basic earnings per share is computed based on the weighted average shares of the Company’s Common Stock outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities, which include shares of restricted Common Stock and Performance Deferred Stock Units, or DSUs. The shares of restricted Common Stock contain non-forfeitable dividend distribution rights and are considered participating securities. The Performance DSUs are entitled to dividend equivalents which are paid to the grantee only in the event that the applicable performance criteria are achieved and the Performance DSUs vest.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share using the two-class method (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2026	2025
Earnings:
Net income attributable to common stockholders	$12,420	$7,898
Less: Income allocated to participating securities	(57)	(45)
Net income used in basic earnings per share	12,363	7,853
Add back: Income allocated to participating securities	57	45
Net income used in diluted earnings per share	$12,420	$7,898

Weighted Average Shares:
Basic weighted average number of common shares outstanding	54,933,931	55,130,665
Dilutive effect of weighted average shares of non-vested restricted common stock	255,339	314,110
Dilutive effect of weighted average shares of Performance DSUs	234,508	176,117
Diluted weighted average number of common shares outstanding	55,423,778	55,620,892

Net income per share attributable to common stockholders:
Basic	$0.23	$0.14
Diluted	$0.22	$0.14
Note 16—Stock-based Compensation
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
During the three months ended March 31, 2026, the Company granted time-based awards to its executive officers and certain employees, consisting of 113,928 restricted shares of Common Stock, net of forfeitures, or the Time-Based 2026 Awards. The Time-Based 2026 Awards will vest 25% annually commencing on January 2, 2027, subject to each executive’s and employee’s employment through the applicable vesting dates, with certain exceptions. As of March 31, 2026, there was $2,658,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
Additionally, during the three months ended March 31, 2026, the Company’s compensation committee granted Performance DSUs to its executive officers, or the Performance-Based 2026 Awards. The Performance-Based 2026 Awards will be measured based on the Company’s market performance over a three-year performance period ending on December 31, 2028. Subject to each executive’s continuous employment through the applicable vesting dates, with certain exceptions, the Performance-Based 2026 Awards, if any, will be issued following the performance period end date. Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market-based thresholds over a three-year performance period. The number of shares of Common Stock that vest is based on the Company’s total shareholder return relative to that of the MSCI US REIT Index and a Net Lease REIT Peer Group on a percentile basis. As of March 31, 2026, there was $2,123,000 of total unrecognized stock-based compensation expense related to these awards, which will be recognized over the vesting period.
The Time-Based 2026 Awards and the Performance-Based 2026 Awards, or collectively, the 2026 Awards, were granted under and are subject to the terms of the A&R Incentive Plan and award agreements.
The Company recognized total stock-based compensation expense of $1,197,000, and $1,261,000 for the three months ended March 31, 2026 and 2025, respectively. The Company recognized accelerated stock-based compensation expense of $47,000 for the three months ended March 31, 2026 related to the acceleration of award agreements. The Company did not recognize any accelerated stock-based compensation expense during the three months ended March 31, 2025. Stock-based compensation expense is reported in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income, and forfeitures are recorded as they occur.
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
Development
The Company has a remaining commitment to fund a development to expand the Dover Healthcare Facility on the acquired adjacent land for up to $8,989,000.
Legal Proceedings
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2026, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company’s financial results for the period in which it is resolved, the Company believes that the final resolution of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 18—Subsequent Events
Proposed Merger
On April 19, 2026, the Company entered into the Merger Agreement, pursuant to which certain affiliates of Blue Owl Real Estate Capital LLC, the Parent and Merger Sub, will acquire all outstanding shares of common stock of Sila Realty Trust, Inc. for the Merger Consideration, in an all-cash transaction valued at approximately $2.4 billion. The Merger Agreement provides that the Company will merge with and into Merger Sub, with Merger Sub being the Surviving Entity in the Merger.
At the Merger Effective Time, each share of Common Stock, par value $0.01 per share, of the Company that is issued and outstanding immediately prior to the Merger Effective Time will automatically vest and be cancelled and terminated and converted into the right to receive the Merger Consideration. The transaction, which has been unanimously approved by the Board, is expected to close in the second or third quarter of 2026, subject to approval by the Company's stockholders and other customary closing conditions. During the pendency of the transaction, the Company is permitted under the Merger Agreement to pay up to two regular quarterly dividends.
Subject to and upon completion of the transaction, the Company will become a private company, and shares of the Common Stock will be de-registered under the Exchange Act, and will no longer trade on the NYSE. In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of approximately $55.7 million, pursuant to the terms of the Merger Agreement.
Distributions Authorized
On May 6, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on June 4, 2026, to the Company’s stockholders of record as of the close of business on May 20, 2026. The quarterly cash dividend of $0.40 per share represents an annualized amount of $1.60 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2026, or the 2025 Annual Report on Form 10-K.
The terms “we,” “our,” “us,” and the “Company” refer to Sila Realty Trust, Inc., Sila Realty Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our liquidity and capital resources, capital expenditures, material cash requirements, debt service requirements, expected interest rates and interest rate hedging impacts and practices, macroeconomic factors, the ability of our tenants to satisfy their rent and other obligations under their leases, tariffs and changes in other governmental policies, including the impacts of the government shutdown, term loan requirements, our share repurchases, our acquisitions and dispositions, plans, leases, dividends, distributions, strategies, prospects and the consummation of the Merger, as defined below, and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “seek,” “endeavor,” or other similar words. Forward-looking statements are subject to various risks and uncertainties, and factors that could cause actual results to differ materially from our expectations, and investors should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Some of the factors that may affect outcomes and results include, but are not limited to: (i) risks associated with the Company’s ability to obtain the stockholder approval required to consummate the proposed transaction and the timing of the closing of the proposed transaction, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed transaction would not occur, (ii) the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement and the costs related to such proceedings, (iii) the risk that stockholder litigation or other proceedings in connection with the proposed transaction may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification and liability, (iv) unanticipated difficulties or expenditures relating to the proposed transaction, the response of the Company’s tenants and business partners to the announcement of the proposed transaction, potential difficulties with the Company’s ability to retain and hire key personnel and maintain its business relationships, including those with tenants and other third parties, as a result of the proposed transaction, and/or potential difficulties in employee retention as a result of the announcement and pendency of the proposed transaction, (v) changes affecting the real estate industry and changes in market and economic conditions, including tariffs, geopolitical tensions and elevated inflation and interest rates that may adversely impact the Company or its tenants, (vi) fluctuations in interest rates and the costs and availability of financing, (vii) the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, (viii) the ability to recognize the anticipated benefits of the proposed transaction and (ix) the risk that the Company’s stock price may decline significantly if the proposed transaction is not consummated. See Part I, Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K, for a discussion of some, although not all, of the additional risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
As of March 31, 2026, we owned 137 real estate properties and three undeveloped land parcels.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in our 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and conduct our operations so as to qualify, to be taxed as a REIT for federal income tax purposes, and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Proposed Merger
On April 19, 2026, we entered into a definitive merger agreement, or the Merger Agreement, pursuant to which certain affiliates of Blue Owl Real Estate Capital LLC, Sunshine Ultimate Parent LLC, a Delaware limited liability company, or the Parent, and Sunshine Holding REIT LLC, a Delaware limited liability company and wholly owned subsidiary of the Parent, or the Merger Sub, will acquire all outstanding shares of common stock of Sila Realty Trust, Inc. for $30.38 per share, or the Merger Consideration, in an all-cash transaction valued at approximately $2.4 billion. The Merger Agreement provides that we will merge with and into Merger Sub (such merger transaction, the “Merger”), with Merger Sub being the surviving entity, or the Surviving Entity, in the Merger.
At the effective time of the Merger, or the Merger Effective Time, each share of Common Stock, par value $0.01 per share, of the Company that is issued and outstanding immediately prior to the Merger Effective Time will automatically vest and be cancelled and terminated and converted into the right to receive the Merger Consideration. The transaction, which has been unanimously approved by our Board of Directors, or the Board, is expected to close in the second or third quarter of 2026, subject to approval by our stockholders and other customary closing conditions. During the pendency of the transaction, we are permitted under the Merger Agreement to pay up to two regular quarterly dividends.
Subject to and upon completion of the transaction, we will become a private company, and shares of the Common Stock will be de-registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will no longer trade on the New York Stock Exchange, or the NYSE. In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of approximately $55.7 million, pursuant to the terms of the Merger Agreement.
Factors That May Influence Results of Operations
Economic and Market Conditions
Our operating results have been and will continue to be generally impacted by global and national economic and market conditions and by the local economic conditions where our real estate properties are located. Increased interest rates, persistent elevated prices due to recent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs. Continued elevated interest rates imposed by the Federal Reserve to address potential inflation may adversely impact our borrowing costs and real estate asset values generally, including our real estate properties. In addition, any tariffs imposed by the United States or other countries, as well as any prolonged government shutdown, may cause additional impacts to the economy, including further inflationary pressures. On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. The OBBBA includes, among other things, changes to Medicaid and health insurance marketplaces that may have an impact on our tenants’ financial position. We continue to monitor regulatory updates and any related impacts to our tenants.
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
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to determine if any adjustments should be reflected currently. As of March 31, 2026, our properties were 98.7% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the performance of our real estate properties.
The following table shows the property statistics of our real estate properties as of March 31, 2026 and 2025:

	March 31,
	2026	2025
Number of real estate properties(1)	137	136
Leased square feet	5,189,000	5,117,000
Weighted average percentage of rentable square feet leased	98.7%	96.0%

(1)As of March 31, 2026 we owned 137 real estate properties and three undeveloped land parcels. As of March 31, 2025, we owned 136 real estate properties and two undeveloped land parcels.

The following table summarizes our real estate activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Real estate properties acquired	1		1
Real estate properties disposed	4		—
Aggregate purchase price of real estate properties acquired(1)	$43,300,000		$35,320,000
Net book value of real estate properties disposed	$22,364,000		$—
Leased square feet of real estate property additions	53,000		70,000
Leased square feet of real estate property dispositions	101,000	(2)	—

(1)Includes capitalized acquisition costs associated with transactions determined to be asset acquisitions.
(2)The Alexandria Healthcare Facility was vacant upon disposition on March 30, 2026.
This section describes and compares our results of operations for the three months ended March 31, 2026 and 2025. We generate substantially all of our revenue from property operations. In order to evaluate our overall portfolio, management analyzes the results of our “same store properties.” We define “same store properties” as properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development, redevelopment, or classified as held for sale.
By evaluating the results of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and readily observe the expected effects of our new acquisitions and dispositions on net income.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table details our total revenues for the three months ended March 31, 2026, compared to the comparable period in 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Same store rental revenue	$43,119	$43,181	$(62)	(0.1)%
Same store tenant reimbursements	3,949	4,111	(162)	(3.9)%
Non-same store rental revenue	4,876	916	3,960	432.3%
Non-same store tenant reimbursements	114	47	67	142.6%
Other operating income	2	1	1	100.0%
Total rental revenue	52,060	48,256	3,804	7.9%
Real estate related notes receivable interest income	605	—	605	n/a
Total revenues	$52,665	$48,256	$4,409	9.1%
•Same store rental revenue decreased primarily due to a $357,000 decrease as a result of properties with tenant vacancies and lease terminations and a decrease of $47,000 in rent recognized on a cash basis as a result of a tenant with payment uncertainty that was repaying deferred rent in addition to annual base rent in the prior year, partially offset by a $245,000 increase primarily a result of new and renewal leasing activity, and a $97,000 increase in annual base rent escalations for leases indexed to CPI.
•Same store tenant reimbursements, which are generally passed along to our tenants, decreased primarily due to the timing of real estate taxes.
•Non-same store rental revenue increased primarily due to a $3,572,000 increase attributable to properties acquired since January 1, 2025, and an $817,000 increase related to two properties that were under development throughout 2025 and completed in December 2025, partially offset by a $429,000 decrease primarily from properties sold since January 1, 2025.
•Non-same store tenant reimbursements increased primarily due to properties acquired since January 1, 2025.
•There were no material changes in other operating income.
•Real estate related notes receivable interest income increased due to fundings of the mezzanine loans since April 1, 2025.

Changes in our operating expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Same store rental expenses	$5,581	$5,757	$(176)	(3.1)%
Non-same store rental expenses	457	569	(112)	(19.7)%
General and administrative expenses	4,978	5,698	(720)	(12.6)%
Depreciation and amortization	19,908	17,762	2,146	12.1%
Impairment losses	—	3,531	(3,531)	n/a
Demolition costs	986	—	986	n/a
Total operating expenses	$31,910	$33,317	$(1,407)	(4.2)%
•Same store rental expenses, most of which are subject to reimbursement by our tenants, decreased primarily due to the timing of real estate taxes.
•Non-same store rental expenses, most of which are subject to reimbursement by our tenants, decreased primarily due to a $326,000 decrease in non-reimbursable operating costs from the Stoughton Healthcare Facility, which was demolished, partially offset by a $189,000 increase from properties acquired since January 1, 2025, and a $25,000 increase primarily related to two properties that were under redevelopment throughout 2025 and were completed in December 2025.
•General and administrative expenses decreased primarily due to a $686,000 decrease in audit and tax fees primarily due to the timing of audit fees in the prior year and the initial audit of internal controls over financial reporting due to the change in our filer status to a large accelerated filer, a $153,000 decrease in other costs, primarily due to the allocation of property management fees, and a $104,000 decrease in personnel costs and stock-based compensation primarily due to forfeitures during the prior year, partially offset by a $223,000 increase in legal fees.
•Depreciation and amortization increased primarily due to a $1,416,000 increase due to properties acquired since January 1, 2025, a $1,328,000 increase in depreciation recognized at the Stoughton Healthcare Facility, which was demolished, primarily related to a change in the estimated useful life, and a $216,000 increase due to assets placed in service since January 1, 2025, partially offset by a $598,000 decrease primarily attributable to fully amortized in-place lease intangible assets and tenant improvements, and a $216,000 decrease from properties sold since January 1, 2025.
•We did not record any impairment losses during the three months ended March 31, 2026. We recorded impairment losses of $3,531,000 during the three months ended March 31, 2025, related to the impact of a lease termination at a property.
•Demolition costs of $986,000 were recorded during the three months ended March 31, 2026, related to the demolition of the Stoughton Healthcare Facility.
Changes in other (expense) income are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gain on dispositions of real estate	$2,473	$—	$2,473	n/a
Interest and other income	163	455	(292)	(64.2)%
Interest expense	(9,044)	(7,325)	(1,719)	23.5%
Increase in current expected credit loss reserve	(25)	(171)	146	(85.4)%
Merger-related costs	(1,902)	—	(1,902)	n/a
Total other (expense) income	$(8,335)	$(7,041)	$(1,294)	18.4%
•During the three months ended March 31, 2026, we recognized a gain on disposition on four real estate properties. On January 29, 2026, we sold one property for a sales price of $14,500,000, resulting in a gain on sale of $1,018,000. On March 4, 2026, we sold two properties for an aggregate sales price of $9,000,000, resulting in a gain on sale of $1,020,000. On March 30, 2026, we sold one property for a sales price of $1,550,000, resulting in a gain on sale of $435,000. During the three months ended March 31, 2025 we did not dispose of any real estate properties.
•Interest and other income decreased primarily due to a decline in dividend income attributable to lower average interest rates on money market funds and a lower average investment in money market funds.
•Interest expense increased due to a $1,878,000 increase primarily resulting from higher average borrowings on our variable rate debt, and a $74,000 increase in amortization of deferred financing costs, partially offset by a $233,000 decrease in loss on extinguishment of debt in connection with the extinguishment of our prior revolving credit agreement during the prior year.
•During the three months ended March 31, 2026, the current expected credit loss reserve increased by $25,000 due to changes in current market conditions used to develop the reserve for the two mezzanine loans we entered into in November 2024. During the three months ended March 31, 2025, the current expected credit loss reserve increased by $171,000 due to the initial recognition of expected credit losses associated with the mezzanine loans.
•Merger-related costs of $1,902,000 were recorded during the three months ended March 31, 2026, related to the Merger Agreement.
Liquidity and Capital Resources
Our principal uses of funds are for acquisitions of real estate and real estate related investments, capital expenditures, operating expenses, distributions to, and share repurchases from, stockholders, and principal and interest payments on current and future indebtedness. Continued elevated interest rates imposed by the Federal Reserve to address potential inflation has impacted the interest rates on our variable rate debt. Future increases or decreases are difficult to predict during the current uncertain macroeconomic environment, particularly given the recent significant changes in U.S. tariffs. That said, we believe our exposure to increased or fluctuating interest rates is limited at this time due to our hedging strategy, which has effectively fixed 76% of our outstanding debt as of March 31, 2026, and therefore allowed us to reasonably project our liquidity needs. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, our credit facility and other potential borrowings.
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
ATM Program
On August 12, 2025, we entered into an ATM Equity Offering Sales Agreement, or the ATM Program, through which, from time to time, we may offer and sell shares of Common Stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2026, no shares were issued under the ATM Program and as of March 31, 2026, we had $250,000,000 in gross sales of available capacity under the ATM Program.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demands for funds will be for operating expenses, including our general and administrative expenses, and funding of capital improvements, including developments, and tenant improvements, distributions to, and potential stock repurchases from, stockholders, and interest payments on our credit facility. We expect to meet our short-term liquidity requirements through proceeds from cash flows from operations and borrowings on our credit facility and potential other borrowings.
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
We expect to pay distributions to our stockholders from cash flows from operations; however, we have used, and may in the future use, other sources to fund distributions, as necessary. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held or the disposition of properties, distributions paid to stockholders may be lower. We currently expect that substantially all net cash flows from our operations will be used to fund acquisitions, certain capital expenditures and tenant improvement allowances identified at acquisition or lease renewal, ongoing capital expenditures, interest and principal payments on outstanding debt and distributions to our stockholders.
Material Cash Requirements
As of March 31, 2026, we had $30,778,000 in cash and cash equivalents. In addition to the cash we need to conduct our normal business operations, we expect to require up to $293,734,000 in cash over the next twelve months, of which $281,957,000 is related to principal and estimated interest payments on our outstanding debt, (calculated based on our effective interest rates as of March 31, 2026), up to $8,989,000 is related to a development to expand the Dover Healthcare Facility, and $2,788,000 is related to our various obligations as a lessee. The current maturity of the loan under the 2027 Term Loan Agreement may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. We cannot provide assurances, however, that actual expenditures will not exceed these estimates. In addition, we may provide capital expenditure or tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. We may also assume tenant improvement obligations included in leases acquired in our real estate acquisitions. Many of these allowances are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
As of March 31, 2026, we had material obligations beyond twelve months in the amount of $575,036,000, inclusive of $464,699,000 related to principal and estimated interest payments on our outstanding debt (calculated based on our effective interest rates as of March 31, 2026) and $110,337,000 related to our various obligations as a lessee.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of March 31, 2026, we had $690,000,000 of principal outstanding under our Unsecured Credit Facility (as defined below). We are required by the terms of certain loan documents relating to the Unsecured Credit Facility to meet certain covenants, such as financial ratios and reporting requirements. As of March 31, 2026, we were in compliance with all such covenants and requirements on our Unsecured Credit Facility.
As of March 31, 2026, the aggregate notional amount under our derivative instruments was $525,000,000. We have agreements with each derivative counterparty that contain cross-default provisions; if we default on our indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment of any net amounts due under our derivative contracts. As of March 31, 2026, we were in compliance with all such cross-default provisions.
Debt Service Requirements
Credit Facility
As of March 31, 2026, the maximum commitments available under our senior unsecured revolving line of credit with Bank of America, N.A., as Administrative Agent for the lenders, or the 2029 Revolving Credit Agreement, were $600,000,000, which may be increased, subject to lender approval, through incremental term loans and/or revolving loan commitments in an aggregate amount not to exceed $1,500,000,000. The maturity date for the 2029 Revolving Credit Agreement is February 16, 2029, which, at our election, may be extended for a period of six-months on no more than two occasions, subject to certain conditions, including the payment of an extension fee. As of March 31, 2026, the 2029 Revolving Credit Agreement had an aggregate outstanding principal balance of $165,000,000.
As of March 31, 2026, the maximum commitments available under our senior unsecured amended and restated term loan agreement with Truist Bank, as Administrative Agent for the lenders, or the 2027 Term Loan Agreement, were $250,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000. The 2027 Term Loan Agreement has a maturity date of March 20, 2027, which, at our election, may be extended for a period of one year on no more than two occasions, subject to the satisfaction of certain conditions, including the payment of an extension fee. As of March 31, 2026, the 2027 Term Loan Agreement had an aggregate outstanding principal balance of $250,000,000.
As of March 31, 2026, the maximum commitments available under our senior unsecured term loan with Truist Bank, as Administrative Agent for the lenders, or the 2028 Term Loan Agreement, were $275,000,000, which may be increased, subject to lender approval, to an aggregate amount not to exceed $500,000,000 and has a maturity date of January 31, 2028. The 2028 Term Loan Agreement is pari passu with our 2029 Revolving Credit Agreement and 2027 Term Loan Agreement. As of March 31, 2026, the 2028 Term Loan Agreement had an aggregate outstanding principal balance of $275,000,000.
The 2029 Revolving Credit Agreement, the 2027 Term Loan Agreement and the 2028 Term Loan Agreement, or collectively, the Unsecured Credit Facility, has aggregate commitments available of $1,125,000,000, as of March 31, 2026. Generally, the proceeds of loans made under our Unsecured Credit Facility may be used for acquisition of real estate investments, funding of tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, funding of capital expenditures with respect to real estate, and general corporate and working capital purposes.

As of March 31, 2026, we had a total pool availability under our Unsecured Credit Facility of $1,125,000,000 and an aggregate outstanding principal balance of $690,000,000; therefore, $435,000,000 was available to be drawn under our Unsecured Credit Facility.
Cash Flows
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash provided by operating activities	$29,474	$24,129	$5,345
Net cash used in investing activities	$(21,409)	$(36,042)	$14,633
Net cash (used in) provided by financing activities	$(9,575)	$2,527	$(12,102)
Operating Activities
•Net cash provided by operating activities increased primarily due to an increase in cash collected for rent resulting from property acquisitions and annual rent increases, and an increase in interest income from mezzanine loans, partially offset by property dispositions, vacancies, lease terminations, an increase in interest paid on our Unsecured Credit Facility, and a decrease in dividend income from money market funds.
Investing Activities
Significant investing activities included:
•Investment of $43,300,000 to purchase one property during the three months ended March 31, 2026, compared to an investment of $35,315,000 to purchase one property during the three months ended March 31, 2025.
•Received net proceeds of $24,813,000 from the sale of four properties during the three months ended March 31, 2026. There were no property dispositions during the three months ended March 31, 2025.
•Funded capital expenditures, primarily for developments and tenant improvements, of $3,422,000 during the three months ended March 31, 2026, compared to $577,000 funded during the three months ended March 31, 2025.
•Received net deposits of $500,000 for investments in real estate during the three months ended March 31, 2026 compared to paid net deposits for investments in real estate of $150,000 during the three months ended March 31, 2025.
Financing Activities
Significant financing activities included:
•Payment of $22,379,000 in cash distributions to common stockholders, including cash distributions on vested performance-based deferred stock unit awards, during the three months ended March 31, 2026, compared to $22,489,000 during the three months ended March 31, 2025.
•Repurchase of $1,196,000 of Common Stock for the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the three months ended March 31, 2026, compared to $1,145,000 of Common Stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock and issuance of performance-based deferred stock unit awards during the three months ended March 31, 2025.
•Payment of $5,839,000 in deferred financing costs primarily as a result of entering into the 2029 Revolving Credit Agreement during the three months ended March 31, 2025.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2026:
◦Drew $51,000,000 on the 2029 Revolving Credit Agreement to fund an acquisition and to manage our cash balance.
◦Repayment of $37,000,000 on the 2029 Revolving Credit Agreement with proceeds from dispositions and cash flows from operations.
•The following Unsecured Credit Facility related activity during the three months ended March 31, 2025:
◦Drew $32,000,000 on the 2029 Revolving Credit Agreement to fund an acquisition.

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
For the three months ended March 31, 2026, we paid approximately $22,379,000 in aggregate ordinary cash distributions on our Common Stock. On May 6, 2026, the Board authorized a quarterly cash dividend of $0.40 per share of Common Stock payable on June 4, 2026, to our stockholders of record as of the close of business on May 20, 2026. To the extent funds are available, we intend to continue to pay regular distributions to stockholders.
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
We calculate Core FFO by adjusting FFO to remove the effect of certain GAAP non-cash income and expense items, unusual and infrequent items that are not expected to impact our operating performance on an ongoing basis, items that affect comparability to prior periods and/or items that are not related to our core real estate operations. We consider it to be a useful supplemental financial performance measure because it provides investors with additional information to understand our sustainable performance. Excluded items include severance, write-off of straight-line rent receivables related to prior periods, accelerated stock-based compensation, amortization of above- and below-market lease intangibles (including ground leases), loss on extinguishment of debt, changes in the current expected credit loss reserve, demolition costs and merger-related costs.
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
Reconciliation of Net Income to FFO, Core FFO and AFFO
The following table presents a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO, Core FFO and AFFO for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$12,420	$7,898
Adjustments:
Depreciation and amortization of real estate assets	19,880	17,737
Gain on dispositions of real estate	(2,473)	—
Impairment losses	—	3,531
FFO	$29,827	$29,166
Adjustments:
Severance	102	11
Write-off of straight-line rent receivables related to prior periods	—	3
Accelerated stock-based compensation	47	—
Amortization of above (below) market lease intangibles, including ground leases, net	15	23
Loss on extinguishment of debt	—	233
Increase in current expected credit loss reserve	25	171
Demolition costs	986	—
Merger-related costs	1,902	—
Core FFO	$32,904	$29,607
Adjustments:
Deferred rent(1)	1,812	319
Straight-line rent adjustments	(3,009)	(2,391)
Amortization of deferred financing costs	725	652
Amortization of fees on real estate related notes receivable	(35)	—
Stock-based compensation	1,150	1,261
AFFO	$33,547	$29,448

(1)The deferred rent related to the three months ended March 31, 2026 represents cash proceeds received from the tenant for development costs that are related to lessor-owned assets at the El Segundo Healthcare Facility. These proceeds are recognized over time in straight-line rent adjustments within rental revenues. The deferred rent related to the three months ended March 31, 2025 represents rent received on a property that was under development. This property was placed in service in December 2025 and therefore, subsequent rent received is reflected in rental revenue and the prior deferred revenue is recognized over time in straight-line rent adjustments within rental revenues.
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
As of March 31, 2026, of our total principal debt outstanding of $690,000,000, $525,000,000 was fixed through 10 interest rate swap agreements, of which six mature on January 31, 2028 and four mature on March 20, 2029. As of December 31, 2025, of our total principal debt outstanding of $676,000,000, $525,000,000 was fixed through 10 interest rate swap agreements. As of March 31, 2026, the interest rate swap agreements had an aggregate notional amount of $525,000,000 and an aggregate settlement asset value of $2,145,000. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2026, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to an asset value of $7,782,000. As of March 31, 2026, a decrease of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement value of these interest rate swaps to a liability value of $3,592,000. These interest rate swap agreements were designated as cash flow hedging instruments. See Note 10—"Credit Facility" and Note 13—"Derivative Instruments and Hedging Activities" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information about the impacts of our interest rate swaps on our outstanding debt and for more information about our interest rate swaps.
As of March 31, 2026, the weighted average interest rate on our total principal debt outstanding was 4.68%, including the impact of our interest rate swap agreements. We have entered, and may continue to enter, into additional derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate swap transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.
As of March 31, 2026, of the $690,000,000 total principal debt outstanding, $165,000,000 was subject to variable interest rates, indexed to daily SOFR, with an interest rate of 4.88% per annum. As of March 31, 2026, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $825,000 per year.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026, with the exception of the risk factors discussed below.

Risks Related to the Proposed Merger
The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, tenants, potential tenants and other third parties may disrupt our leasing or other key business activities and may adversely affect our business, financial condition and results of operations, as well as the market price of our shares of Common Stock. For example, tenants and other third parties may defer decisions concerning working with us, or, if applicable, seek to change existing business relationships with us. In addition, parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Current employees may experience uncertainty about their roles following the proposed Merger, and this may have an effect on our corporate culture, ability to retain current employees and/or hire new employees. Any loss or distraction of such employees could have a significant adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the proposed Merger and planning for integration, which could significantly adversely affect our business, financial condition and results of operations.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the proposed Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition and results of operations.
The consummation of the proposed Merger is subject to certain closing conditions, including, among others, the approval of the Merger by our stockholders, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the proposed Merger is subject to a number of closing conditions, including, among others, the approval of the Merger by the affirmative vote of the holders of our shares of Common Stock entitled to cast a majority of all the votes entitled to be cast at a stockholder meeting on the Merger. We can provide no assurance that such approval will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if such approval can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that other events will not intervene to delay the proposed Merger or result in the termination of the Merger Agreement. Any adverse consequence of the proposed Merger could be exacerbated by any delays in completion of the proposed Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the proposed Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the proposed Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of transactions prior to closing (with certain specified exceptions). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board to enter into an agreement for certain alternate proposals. As a result, we cannot assure you that the proposed Merger will be completed even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.
We may not complete the proposed Merger within the timeframe anticipated or at all, which could adversely affect our business, financial condition, results of operations and the market price of our shares of Common Stock.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the proposed Merger is not completed for any reason, including as a result of the stockholders failing to approve the Merger, our stockholders will not receive any payment for their common shares of Common Stock. Instead, we will remain a public company, the Common Stock will continue to be listed and traded on the NYSE and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be significantly adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on share price, and it is uncertain when, if ever, the price of our shares of Common Stock would return to the prices at which our shares of Common Stock currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting tenants and employees;
•we will still be required to pay certain significant costs relating to the proposed Merger, such as financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs, which may relate to activities that we would not have undertaken other than in connection with the proposed Merger;
•we may be required to pay a cash termination fee to Parent of up to $55.7 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, or incurring indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, significantly adversely affect our business, results of operations and financial condition;
•matters relating to the proposed Merger require substantial commitments of time and resources by management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the proposed Merger.
If the proposed Merger is not consummated, the risks described above may materialize, and they may have a significant adverse effect on our business, financial condition, results of operations and the market price of our shares of Common Stock, particularly to the extent that the current market price of our shares of Common Stock reflects an assumption that the proposed Merger will be completed.
In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of up to approximately $55.7 million, including if Parent terminates the Merger Agreement after our Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to certain alternative transactions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the proposed Merger. For these and other reasons, termination of the Merger Agreement could significantly adversely affect our business, financial condition, results of operations and the market price of our shares of Common Stock.
We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management’s time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which could adversely affect our business, financial condition and results of operations.

We have incurred and will incur a number of non-recurring costs associated with the proposed Merger.
We have incurred and expect to incur a number of non-recurring costs associated with the proposed Merger, for which we will receive little or no benefit if the proposed Merger is not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether or not the proposed Merger is completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended March 31, 2026, we repurchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2026 - January 31, 2026	21,919	(2)	$23.46	—	$75,000,000
February 1, 2026 - February 28, 2026	24,426	(2)	$24.46	—	$75,000,000
March 1, 2026 - March 31, 2026	3,369	(2)	$25.26	—	$75,000,000
Total	49,714		$24.08	—

(1)    On August 4, 2025, the Board authorized a new share repurchase program of up to $75,000,000 in gross purchase proceeds for a period of three-years from August 4, 2025, subject to the limitation of $25,000,000 in gross purchase proceeds in any twelve-month period, or the 2025 SRP. We did not repurchase any shares under the 2025 SRP during the three months ended March 31, 2026.
(2)    Consists of shares of Common Stock repurchased for the net settlement of withholding taxes in connection with the vesting of restricted stock and performance-based deferred stock unit awards.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies. During the three months ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No:
2.1
Agreement and Plan of Merger, dated as of April 19, 2026, by and among Sila Realty Trust, Inc., Sunshine Ultimate Parent LLC and Sunshine Holding REIT LLC (included as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-42129) filed on April 20, 2026, and incorporated herein by reference).

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

10.1†*	Form of 2026 Deferred Stock Award Agreement

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILA REALTY TRUST, INC.
(Registrant)

Date: May 8, 2026	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)